Form 10-Q
period 2016-03-31
LOGISTICS PROPERTY TRUST INC.
filed 2016-05-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-200594

Logistics Property Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	61-1577639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 3, 2016, there were 20,000 shares of the registrant’s common stock outstanding.

LOGISTICS PROPERTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LOGISTICS PROPERTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$201,000	$201,000

Total assets	$201,000	$201,000

LIABILITIES AND EQUITY
Liabilities
Total liabilities	$-	$-

Commitments and contingencies (Note 6)

Equity
Stockholder’s equity:
Preferred stock, $0.01 par value per share - 200,000,000 shares authorized, none issued and outstanding	-	-
Class A common stock, $0.01 par value per share - 300,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, none issued and outstanding	-	-
Additional paid-in capital	199,800	199,800
Accumulated deficit	-	-

Total stockholder’s equity	200,000	200,000
Noncontrolling interests	1,000	1,000

Total equity	201,000	201,000

Total liabilities and equity	$201,000	$201,000

See accompanying Notes to Consolidated Financial Statements.

LOGISTICS PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenues	$-	$-

Total revenues	-	-

Operating expenses:
General and administrative expenses	-	-

Total operating expenses	-	-

Net income (loss)	-	-
Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to common stockholders	$-	$-

Weighted-average shares outstanding	20,000	20,000

Net income (loss) per common share - basic and diluted	$-	$-

See accompanying Notes to Consolidated Financial Statements.

LOGISTICS PROPERTY TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholder’s Equity				Noncontrolling Interests	Total Equity
			Additional Paid-In Capital	Accumulated Deficit
	Common Stock
	Shares	Amount
Balance as of December 31, 2015	20,000	$200	$199,800	$-	$1,000	$201,000
Net income (loss)	-	-	-	-	-	-

Balance as of March 31, 2016	20,000	$200	$199,800	$-	$1,000	$201,000

See accompanying Notes to Consolidated Financial Statements.

LOGISTICS PROPERTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$-	$-

Net cash provided by (used in) operating activities	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, at beginning of period	201,000	201,000

Cash and cash equivalents, at end of period	$201,000	$201,000

See accompanying Notes to Consolidated Financial Statements.

LOGISTICS PROPERTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Logistics Property Trust Inc. (the “Company”) is a Maryland corporation formed on August 12, 2014 (“Inception”). Unless the context otherwise requires, the “Company” refers to Logistics Property Trust Inc. and its consolidated subsidiary, Logistics Property Operating Partnership LP (the “Operating Partnership”).

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of March 31, 2016, the Company has neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with the taxable year in which it satisfies the minimum offering requirements, which is currently expected to be the year ending December 31, 2016. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership.

In November 2014, the Company sold 20,000 shares of Class A common stock to Logistics Property Advisors LLC (the “Advisor”) at a price of $10.00 per share. The Company contributed the $200,000 that it received from the Advisor to make an investment of $200,000 in the Operating Partnership in exchange for 20,000 Operating Partnership Units (“OP Units”), which represent the Company’s interest as the general partner and a limited partner of the Operating Partnership. The rights of the partners other than the general partner are limited and do not include the ability to replace the general partner or approve the sale, purchase or refinancing of the Operating Partnership’s assets. In addition, Logistics Property Advisors Group LLC, the parent of the Advisor and the sponsor of the Company (the “Sponsor”), contributed $1,000 to the Operating Partnership in exchange for 100 OP Units that are part of a separate series of OP Units with special distribution rights (“Special Units”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Basis of Consolidation

The consolidated financial statements include the accounts of Logistics Property Trust Inc. and the Operating Partnership, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revision are reflected in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising equity proceeds, no amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 4” for additional information regarding when organization and offering expenses become reimbursable.

Income Taxes

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the taxable year in which it satisfies the minimum offering requirements, which is currently expected to be the year ending December 31, 2016. As a REIT, the Company generally will not be subject to federal income taxes on net income that it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

3. STOCKHOLDER’S EQUITY

Initial Public Offering

On November 25, 2014, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2,000,000,000 in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on February 18, 2016. Pursuant to its registration statement, the Company is offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share and $9.4149 per Class T share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share. The Class A shares and Class T shares have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 4.” The per share amount of distributions on Class T shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares sold in the primary offering. The Company’s shares of common stock consist of Class A shares and Class T shares, all of which are collectively referred to herein as shares of common stock.

The Company is offering to sell its common stock in any combination of Class A shares and Class T shares with a dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or February 18, 2018, unless extended for up to an additional one and a half year period by the Company’s board of directors, subject to applicable regulatory requirements. If the Company does not sell $2,000,000 in shares of common stock before February 18, 2017, then the Offering will terminate and the funds received will be returned.

As of March 31, 2016, the Company had not sold any shares of its common stock in the Offering.

Distributions

The Company intends to accrue and make distributions on a regular basis beginning no later than the first calendar quarter after the quarter in which the minimum offering requirements are met. Quarterly cash distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Stockholders may elect to have cash distributions reinvested in shares of the same class as the shares to which the distributions relate through its distribution reinvestment plan.

Redemptions

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price equal to the then-current “net investment value” of the shares (unless and until the Company’s board of directors has determined an estimated per share net asset value (“NAV”), at which point the redemption price for each class of shares will be equal to the estimated per share NAV most recently disclosed by the Company). Shares of common stock must be held for a minimum of 18 months, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

As of March 31, 2016, the Company had not redeemed any shares of its common stock.

4. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the advisory agreement, dated February 9, 2016, by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends February 9, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Advisor is considered to be a related party of the Company because certain indirect owners and officers of the Advisor serve as directors and/or executive officers of the Company. The Dealer Manager provides dealer manager services in connection with the Offering pursuant to the terms of the dealer manager agreement, dated as of February 9, 2016, by and among the Company, the Advisor and the Dealer Manager. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Advisor, the Dealer Manager and the Property Manager are affiliated parties that receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T shares only. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares issued in the primary offering in an amount equal to 1.0% per annum of (i) the current gross offering price per Class T share, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the current gross offering price per Class T share. Following the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the gross offering price in effect immediately prior to the termination of the Offering until the Company reports an estimated per share value following the termination of the Offering. Once the Company reports an estimated per share value following the termination of the Offering, the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share was issued.

The quarterly distributions paid with respect to all outstanding Class T shares, including Class T shares issued pursuant to the Company’s distribution reinvestment plan, will be reduced by the monthly distribution fees calculated with respect to Class T shares issued in the primary offering and all Class T shares will receive the same per share distribution. The Company will cease paying distribution fees with respect to each Class T share, on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T share no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares and Class T shares would be in excess of 10% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares held by a stockholder within his or her particular account would be in excess of 10% of the total gross investment amount at the time of purchase of the primary Class T shares held in such account. The Company cannot predict if or when this will occur. All Class T shares will automatically convert into Class A shares upon a listing of shares of the Company’s common stock on a national securities exchange. With respect to item (iv) above, all of the Class T shares held in a stockholder’s account will automatically convert into Class A shares as of the last calendar day of the month in which the 10% limit on a particular account was reached. Following the conversion of their Class T shares into Class A shares, those stockholders continuing to participate in the Company’s distribution reinvestment plan will receive Class A shares going forward at the then current distribution reinvestment price per Class A share, which may be higher than the distribution reinvestment price that they were previously paying per Class T share.

All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares, referred to as servicing broker dealers.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including, in all instances, real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price or origination amount, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of real property-related debt investment or other investment related to or which represents a direct or indirect interest in real property mortgages or other real property-related debt.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” includes: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock.

Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market-based percentage of the annual gross revenues of the applicable property. For each property managed by the Property Manager or its affiliates and owned by the Company, the fee is expected to range from 2.0% to 5.0% of the annual gross revenues. The Company may also pay the Property Manager or its affiliates a separate fee for initially leasing-up its properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such initial leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues under the lease).

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings up to 2.0% of the aggregate gross offering proceeds from the sale of shares in its public offerings. The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds from its public offering. If the Company is not successful in raising offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

As of March 31, 2016, the Advisor had incurred $1,644,870 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. Upon meeting the minimum offering requirements and breaking escrow, the Company expects to reimburse the Advisor for offering and organization costs up to 2.0% of the aggregate gross offering proceeds. In the event that the minimum offering is not successful, the Company will have no obligation to reimburse the Advisor for these organization and offering costs.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for certain costs incurred by the Advisor or its affiliates, such as personnel and overhead expenses, in connection with the services provided to the Company under the Advisory Agreement, provided that the Advisor does not receive a specific fee for the activities which generate the expenses to be reimbursed. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

Transactions with Affiliates

In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor at a price of $10.00 per share. Additionally, the Operating Partnership issued 20,000 OP Units to the Company in exchange for $200,000. The Operating Partnership also issued 100 Special Units to the Sponsor for consideration of $1,000. These units are classified as noncontrolling interests. See “Note 5” for additional information.

5. NONCONTROLLING INTERESTS

Special Units

In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. Amounts distributable to the holder of the Special Units will depend on operations and the amount of net sales proceeds received from asset dispositions or upon other events. In general, after holders of OP Units, in aggregate, have received cumulative distributions equal to their capital contributions plus a 6.0% cumulative, non-compounded annual pre-tax return on their net contributions, the holder of the Special Units and the holder of OP units will receive 15% and 85%, respectively, of the net sales proceeds received by the Operating Partnership upon the disposition of the Operating Partnership’s assets.

In addition, the Special Units will be redeemed by the Operating Partnership, upon the earliest to occur of the following events:

(1)	A “Liquidity Event”; or

(2)	The occurrence of certain events that result in the termination or non-renewal of the Advisory Agreement between the Advisor, the Company, and the Operating Partnership.

A Liquidity Event is defined as: (i) a listing of the Company’s common stock on a national securities exchange; (ii) a sale, merger or other transaction in which the Company’s stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iii) the sale of all or substantially all of the Company’s assets where the Company’s stockholders either receive, or have the option to receive, cash or other consideration.

The Company has determined that the Special Units are: (i) not redeemable at a fixed or determinable amount on a fixed or determinable date, at the option of the holder, or (ii) redeemable only upon events that are solely within the Company’s control. As a result, the Company classifies the Special Units as noncontrolling interests within permanent equity.

6. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Logistics Property Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to successfully complete the Offering, our ability to deploy effectively and timely the net proceeds of the Offering, the expected use of proceeds from the Offering, our reliance on the Advisor and the Sponsor, our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital in the Offering and effectively deploy the proceeds in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of REITs;

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

OVERVIEW

General

Logistics Property Trust Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2016. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On February 18, 2016, the SEC declared our registration statement in connection with our initial public offering of up to $2,000,000,000 in shares of common stock (the “Offering”) effective. Pursuant to our registration statement, we are offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share and $9.4149 per Class T share, and up to $500,000,000 in shares under our distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share. As of March 31, 2016, we had not sold any shares of our common stock in our initial public offering. See “Note 3 to the Consolidated Financial Statements” for information concerning our initial public offering.

As of the date of the filing of this Quarterly Report on Form 10-Q, we have not entered into any arrangements to acquire any specific real property or to make any debt or other investments. We intend to use the net proceeds from the Offering primarily to make investments in real estate assets. We may use the net proceeds from the Offering to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the Offering, and other circumstances existing at the time we make our investments.

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

We may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price in cash or equity securities, or a combination thereof, and we may selectively encumber all or only certain assets with debt. The proceeds from our borrowings may be used to fund investments, make capital expenditures, pay distributions, and for general corporate purposes.

Industrial Real Estate Outlook

The U.S. industrial property sector continues to benefit from: (i) positive overall growth in U.S. gross domestic product (“GDP”) during each of the past six years; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-commerce); (iii) underlying trends in both population and employment growth; (iv) strong positive net absorption (the net change in total occupied industrial space) and rent growth in our target markets; and (v) an evolving supply chain network resulting from e-commerce, omni-channel retailing and same-day delivery strategies. Overall, U.S. economic activity has been expanding at a moderate pace based on certain market indicators such that the Federal Reserve raised its key interest rate in December 2015 for the first time since 2006.

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have an adverse impact over the next several quarters. China’s economic growth slowed considerably in 2015, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy struggled to gain sustained momentum causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the price of oil, gas and certain commodities declined significantly in 2015, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, adversely impacting global demand for U.S. goods and services.

Despite global uncertainties, U.S. industrial real estate continues to be a primary investment segment for both domestic and foreign sources of capital. The continued modest growth of the U.S. economy has led to improving real estate fundamentals. Both U.S. GDP and consumer spending indicators remain positive and we believe will continue growing over the next several quarters. This is a positive indicator for the segment as there is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses.

Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for continued rent growth for the foreseeable future. However, certain sectors and markets may be disproportionately impacted by the strengthening dollar and continued weakness in the oil and gas sector. For example, the strengthening U.S. dollar could increase import volume yet decrease domestic manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil, gas and certain commodities markets could affect markets that have a large percentage of employment tied to those industries, such as Houston, Texas.

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The volume of retail goods purchased online continues to grow at a brisk pace and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

Lending terms for direct commercial real estate loans and unsecured REIT financings have continued to improve; however, this trend may not continue, which could affect our ability to finance future operations and acquisition and development activities. We have managed, and expect to continue to manage, our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS

As of March 31, 2016, we were in our organizational and development stage and had not commenced property operations. We had no results of operations for the three months ended March 31, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of capital for meeting our cash requirements during our acquisition phase will be net proceeds from the Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds will be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of March 31, 2016, we have no critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2016, we had no outstanding debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks identified under “Risk Factors” in our Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on February 12, 2016, as the same may be amended and supplemented from time to time. The risks described in our Registration Statement on Form S-11 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering will end on February 18, 2018, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements. If we do not sell $2,000,000 in shares of common stock before February 18, 2017, then the Offering will terminate and the funds received will be returned.

As of March 31, 2016, we had not sold any shares of our common stock in the Offering. Additionally, as of March 31, 2016, we had not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

Share Redemption Program

Subject to certain restrictions and limitations, our share redemption program may provide a limited opportunity for stockholders to have shares of our common stock redeemed for cash. Shares of common stock must be held for a minimum of 18 months, subject to certain exceptions described below. We are not obligated to redeem shares of our common stock under the share redemption program.

Until our board of directors determines an estimated per share NAV, as disclosed from time to time in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC, the redemption price for each class of shares of our common stock shall be equal to the then-current “net investment value” of the shares. For each class of shares of our common stock, this amount will equal the current offering price of the shares, less the associated sales commission, dealer manager fee and estimated organization and offering expense reimbursement. Initially, the “net investment value” for each class of shares will be $8.85 per share, but this amount is subject to change. We will also disclose a per share estimated NAV no later than 150 days following the second anniversary of the date on which we break escrow in the Offering, although we may determine to provide a per share estimated NAV earlier. After our board of directors determines an estimated per share NAV, the redemption price for each class of shares shall be equal to the most recently disclosed estimated per share NAV. If the “net investment value” changes or our board of directors determines an estimated per share NAV, then we will provide stockholders 30 days’ prior written notice of the change to the redemption price, which we will provide by filing a Current Report on Form 8-K with the Commission. During the Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, a stockholder may not have the opportunity to have shares redeemed prior to the effective date of a change in the redemption price. In addition, if the redemption price changes between the date on which a redemption request is submitted and the date on which shares are redeemed for that quarter, shares will be redeemed at the new redemption price, unless a redemption request is withdrawn by submitting a request in writing that is received by us at any time up to three business days prior to the end of that quarter.

In the event that a stockholder seeks to redeem all of his or her shares of our common stock, shares of our common stock purchased pursuant to our distribution reinvestment plan or received from us as a stock dividend may be excluded from the foregoing 18-month holding period requirement, in the discretion of our board of directors. If a stockholder has made more than one purchase of our common stock (other than through our distribution reinvestment plan), the 18-month holding period will be calculated separately with respect to each such purchase. For purposes of calculating the 18-month holding period, holders of Class T shares that are converted to Class A shares pursuant to the terms of our charter shall be deemed to have owned their Class A shares as of the date they were issued the applicable Class T shares that were converted into such Class A shares. In addition, for purposes of the 18-month holding period, holders of OP Units who exchange their OP Units for shares of our common stock shall be deemed to have owned their shares as of the date they were issued their OP Units. Neither the 18-month holding period nor the Redemption Caps (as defined in the share redemption program) will apply in the event of the death of a stockholder; provided, however, that any such redemption request with respect to the death of a stockholder must be submitted to us within 18 months after the date of death, as further described in the share redemption program. Our board of directors reserves the right in its sole discretion at any time and from time to time to (a) waive the 18-month holding period and either of the Redemption Caps (defined below) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (b) reject any request for redemption for any reason, or (c) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. A stockholder’s request for redemption in reliance on any of the waivers that may be granted in the event of the disability of the stockholder must be submitted within 18 months of the initial determination of the stockholder’s disability, as further described in the share redemption program. Furthermore, any shares redeemed in excess of the Quarterly Redemption Cap (defined below) as a result of the death or disability of a stockholder will be included in calculating the following quarter’s redemption limitations. At any time we are engaged in a public offering, the per share price of a class of shares of our common stock redeemed under our share redemption program will never be greater than the then-current offering price of shares of such class of common stock sold in the primary offering. If we are engaged in a public offering and the redemption price calculated in accordance with the terms of the share redemption program would result in a price that is higher than the then-current public offering price of such class of common stock, then the redemption price will be reduced and will be equal to the then-current public offering price of such class of common stock.

We presently intend to limit the number of shares to be redeemed during any calendar quarter to the “Quarterly Redemption Cap” which will equal the lesser of: (i) one-quarter of five percent of the number of shares of common stock outstanding as of the date that is 12 months prior to the end of the current quarter, and (ii) the aggregate number of shares sold pursuant to our distribution reinvestment plan in the immediately preceding quarter, less the number of shares redeemed in the most recently completed quarter in excess of such quarter’s applicable redemption cap due to qualifying death or disability requests of a stockholder or stockholders during such quarter, which amount may be less than the Aggregate Redemption Cap described below. Our board of directors retains the right, but is not obligated, to redeem additional shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Quarterly Redemption Cap, the “Redemption Caps”), unless permitted to do so by applicable regulatory authorities. Although we presently intend to redeem shares pursuant to the above-referenced methodology, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan in any quarter are not sufficient to fund redemption requests, our board of directors may, in its sole discretion, choose to use other sources of funds to redeem shares of our common stock, up to the Aggregate Redemption Cap. Such sources of funds could include cash on hand, cash available from borrowings, cash from the sale of our shares pursuant to our distribution reinvestment plan in other quarters, and cash from liquidations of securities investments, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders, debt repayment, purchases of real property, debt related or other investments, or redemptions of OP Units. Our board of directors has no obligation to use other sources to redeem shares of our common stock under any circumstances. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from SEC staff. In any event, the number of shares of our common stock that we may redeem will be limited by the funds available from purchases pursuant to our distribution reinvestment plan, cash on hand, cash available from borrowings and cash from liquidations of securities or debt related investments as of the end of the applicable quarter.

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interests of our stockholders. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During the Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, you may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program. You will have no right to request redemption of your shares of our common stock if the shares of our common stock are listed on a national securities exchange.

Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q, for all of the terms and conditions of the program.

As of March 31, 2016, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LOGISTICS PROPERTY TRUST INC.

May 11, 2016	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

May 11, 2016	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Amendment and Restatement of Logistics Property Trust Inc., dated February 8, 2016. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on February 12, 2016 (“Pre-Effective Amendment No. 4”).

3.2	Amended and Restated Bylaws of Logistics Property Trust Inc. Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 4.

4.1	Distribution Reinvestment Plan. Incorporated by reference to Appendix E to the prospectus included in Pre-Effective Amendment No. 4.

4.2	Share Redemption Program, effective as of February 8, 2016. Incorporated by reference to Exhibit 4.5 to Pre-Effective Amendment No. 4.

10.1	Limited Partnership Agreement of Logistics Property Operating Partnership LP, dated as of February 9, 2016. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 4.

10.2	Management Agreement, dated as of February 9, 2016, by and between Logistics Property Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 4.

10.3	Advisory Agreement, dated as of February 9, 2016, by and among Logistics Property Trust Inc., Logistics Property Operating Partnership LP and Logistics Property Advisors LLC. Incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 4.

10.4	Equity Incentive Plan of Logistics Property Trust Inc., effective February 8, 2016. Incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 4.

10.5	Escrow Agreement dated as of February 9, 2016, by and among Dividend Capital Securities LLC, Logistics Property Trust Inc. and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 4.

10.6	Form of Indemnification Agreement entered into between Logistics Property Trust Inc. and each of the following persons as of February 9, 2016: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad. Incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 4.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Logistics Property Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 11, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.