Form 10-Q
period 2016-06-30
INDUSTRIAL LOGISTICS REALTY TRUST INC.
filed 2016-08-12
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-200594

Industrial Logistics Realty Trust Inc.

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

As of August 5, 2016, there were 20,000 shares of the registrant’s common stock outstanding.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$201,000	$201,000

Total assets	$201,000	$201,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$88,763	$—

Total liabilities	88,763	—

Commitments and contingencies (Note 6)

Equity
Stockholder’s equity:
Preferred stock, $0.01 par value per share - 200,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 225,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, none issued and outstanding	—	—
Class W common stock, $0.01 par value per share - 75,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(88,763)	—

Total stockholder’s equity	111,237	200,000
Noncontrolling interests	1,000	1,000

Total equity	112,237	201,000

Total liabilities and equity	$201,000	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenues:
Rental revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating expenses:
General and administrative expenses	88,763	—	88,763	—

Total operating expenses	88,763	—	88,763	—

Net loss	(88,763)	—	(88,763)	—
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(88,763)	$—	$(88,763)	$—

Weighted-average shares outstanding	20,000	20,000	20,000	20,000

Net loss per common share - basic and diluted	$(4.44)	$—	$(4.44)	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2015	20,000	$200	$199,800	$—	$1,000	$201,000
Net loss	—	—	—	(88,763)	—	(88,763)

Balance as of June 30, 2016	20,000	$200	$199,800	$(88,763)	$1,000	$112,237

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Operating activities:
Net loss	$(88,763)	$—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	88,763

Net cash provided by (used in) operating activities	—	—

Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents, at beginning of period	201,000	201,000

Cash and cash equivalents, at end of period	$201,000	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

Industrial Logistics Realty Trust Inc. (formerly known as Logistics Property Trust Inc.) (the “Company”) is a Maryland corporation formed on August 12, 2014 (“Inception”). Unless the context otherwise requires, the “Company” refers to Industrial Logistics Realty Trust Inc. and its consolidated subsidiary, ILT Operating Partnership LP (the “Operating Partnership”).

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of June 30, 2016, the Company has neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with the taxable year in which it satisfies the minimum offering requirements for its public offering, which is currently expected to be the year ending December 31, 2016. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership.

In November 2014, the Company sold 20,000 shares of Class A common stock to ILT Advisors LLC (the “Advisor”) at a price of $10.00 per share. The Company contributed the $200,000 that it received from the Advisor to make an investment of $200,000 in the Operating Partnership in exchange for 20,000 Operating Partnership Units (“OP Units”), which represent the Company’s interest as the general partner and a limited partner of the Operating Partnership. The rights of the partners other than the general partner are limited and do not include the ability to replace the general partner or approve the sale, purchase or refinancing of the Operating Partnership’s assets. In addition, ILT Advisors Group LLC, the parent of the Advisor and the sponsor of the Company (the “Sponsor”), contributed $1,000 to the Operating Partnership in exchange for 100 OP Units that are part of a separate series of OP Units with special distribution rights (“Special Units”).

The Advisor, the Sponsor and the Operating Partnership were formerly known as Logistics Property Advisors LLC, Logistics Property Advisors Group LLC and Logistics Property Operating Partnership LP, respectively.

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

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Logistics Realty Trust Inc. and the Operating Partnership, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

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

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of amounts payable related to compensation to the Company’s independent directors.

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

3. STOCKHOLDER’S EQUITY

Initial Public Offering

On November 25, 2014, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2,000,000,000 in shares of common stock (the “Offering”). The registration statement was subsequently declared effective on February 18, 2016. Pursuant to its initial registration statement, prior to the amendment described below, the Company had been offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share and $9.4149 per Class T share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share.

Reclassification of Shares

On July 1, 2016, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock offered pursuant to its registration statement into Class A shares, Class T shares, and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to its registration statement, as amended, the Company is offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.0355 per share. The Class A shares, Class T shares, and Class W shares have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 4.” The per share amount of distributions paid on Class T shares and Class W shares will be lower than the per share amount of distributions paid on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. The Company’s shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock.

The Company is offering to sell its common stock in any combination of Class A shares, Class T shares and Class W shares with a dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Offering. The Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Offering, but will use its best efforts to sell the shares of common stock. The Offering is a continuous offering that will end no later than two years after the effective date of the Offering, or February 18, 2018, unless extended for up to an additional one and a half year period by the Company’s board of directors, subject to applicable regulatory requirements. If the Company does not sell $2,000,000 in shares of common stock before February 18, 2017, then the Offering will terminate and any funds received will be returned.

As of June 30, 2016, the Company had not sold any shares of its common stock in the Offering.

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

As of June 30, 2016, the Company had not redeemed any shares of its common stock.

4. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the advisory agreement, dated February 9, 2016, by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). The current term of the Advisory Agreement ends February 9, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Offering pursuant to the terms of the dealer manager agreement, dated as of February 9, 2016, by and among the Company, the Advisor and the Dealer Manager. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. The Company will not pay sales commissions on Class W shares.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, all or a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. The Company will not pay dealer manager fees on Class W shares.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T and Class W shares only. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares and Class W shares issued in the primary offering in an amount equal to 1.0% per annum and 0.60% per annum, respectively, of (i) the current gross offering price per Class T share or Class W share, respectively, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares or Class W shares of our common stock, respectively. If the Company reports an estimated per share value prior to the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the current gross offering price per Class T share or Class W share, as applicable. Following the termination of the Offering, the distribution fee will continue to be calculated as a percentage of the gross offering price in effect immediately prior to the termination of the Offering until the Company reports an estimated per share value following the termination of the Offering. Once the Company reports an estimated per share value following the termination of the Offering, the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Offering or an estimated per share value reported after termination of the Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares or Class W shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share or Class W share was issued.

The quarterly distributions paid with respect to all outstanding Class T shares and Class W shares, including Class T shares and Class W shares issued pursuant to the Company’s distribution reinvestment plan, will be reduced by the monthly distribution fees calculated with respect to such Class T shares and Class W shares issued in the primary offering and all shares of a particular class will receive the same per share distribution. The Company does not pay distribution fees with respect to the sale of shares under its distribution reinvestment plan or shares issued as stock dividends, although the amount of distribution fees payable with respect to Class T shares sold in its primary offering will be allocated among all Class T shares, including those sold under its distribution reinvestment plan and those issued as stock dividends, if any. Similarly, the amount of distribution fees payable with respect to Class W shares sold in the Company’s primary offering will be allocated among all Class W shares, including those sold under its distribution reinvestment plan and those issued as stock dividends, if any.

The Company will cease paying distribution fees with respect to each Class T share and Class W share held in any particular account on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T share or Class W shares, respectively, no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares, Class T shares and Class W shares would be in excess of 10% of the gross proceeds of the primary portion of the Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares or Class W shares, respectively, held by a stockholder within his or her particular account would be in excess of 10% of the total gross investment amount at the time of purchase of the respective primary Class T shares or Class W shares held in such account. The Company cannot predict if or when this will occur. All Class T shares and/or Class W shares will automatically convert into Class A shares upon a listing of shares of the Company’s common stock on a national securities exchange. With respect to item (iv) above, all of the Class T shares and/or all of the Class W shares held in a stockholder’s account will automatically convert into Class A shares as of the last calendar day of the month in which the 10% limit on a particular account was reached with respect to the shares of such class in the particular account. Following the conversion of their Class T shares and/or Class W shares into Class A shares, those stockholders continuing to participate in the Company’s distribution reinvestment plan will receive Class A shares going forward at the then-current distribution reinvestment plan price per Class A share, which may be higher than the distribution reinvestment plan price that they were previously paying per Class T share and/or Class W share, respectively.

All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares and/or Class W shares, referred to as servicing broker dealers.

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

Organization and Offering Expenses. The Company expects to reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings. Pursuant to the Advisory Agreement, the Company has capped the amount that it will reimburse the Advisor and its affiliates for the Company’s cumulative organization expenses and the expenses of its public offerings at 2.0% of aggregate gross offering proceeds from the sale of shares in its public offerings, including from shares issued pursuant to its distribution reinvestment plan. Although the reimbursement is subject to this 2.0% cap, the Company currently estimates that the maximum reimbursement to be paid to the Advisor and its affiliates for such organization and offering expenses will be equal to approximately 1.5% of gross offering proceeds from its current public offering.

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

As of June 30, 2016, the Advisor had incurred $2,146,184 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. Upon meeting the minimum offering requirements and breaking escrow, the Company currently estimates that it will reimburse the Advisor for offering and organization costs equal to approximately 1.5% of the aggregate gross offering proceeds. In the event that the minimum offering is not successful, the Company will have no obligation to reimburse the Advisor for these organization and offering costs.

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

References to the terms “we,” “our,” or “us” refer to Industrial Logistics Realty Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

OVERVIEW

General

Industrial Logistics Realty Trust Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes, commencing with the taxable year in which we satisfy the minimum offering requirements for our public offering, which is currently expected to be the year ending December 31, 2016. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On February 18, 2016, the SEC declared our registration statement in connection with our initial public offering of up to $2,000,000,000 in shares of common stock (the “Offering”) effective. Pursuant to our initial registration statement prior to the amendment described below, we had been offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share and $9.4149 per Class T share, and up to $500,000,000 in shares under our distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share.

On July 1, 2016, we filed a post-effective amendment to its registration statement that reclassified our common stock offered pursuant to its registration statement into Class A shares, Class T shares, and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to our registration statement as amended, we are offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan at a price of $9.0355 per share. The per share amount of distributions on Class T shares and Class W shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. Our shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock. As of June 30, 2016, we had not sold any shares of our common stock in our initial public offering. See “Note 3 to the Consolidated Financial Statements” for information concerning our initial public offering.

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

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have a dampening impact over the next several quarters. China’s economic growth slowed considerably in 2015 and into 2016, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy has struggled to gain sustained momentum causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the prices of oil, gas and certain commodities declined significantly in 2015 and have remained low into 2016, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors have contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, adversely impacting global demand for U.S. goods and services.

On June 23, 2016, the United Kingdom (“UK”) passed a referendum to leave the European Union (“EU”). If carried through, the process for agreeing and implementing the UK’s withdrawal from the EU is expected to take two years or longer, and to result in significant political and economic uncertainty, while the UK government and the European Council negotiate the withdrawal agreement covering the terms of the UK’s exit and its future relationship with the EU. See “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-200594) (“Post-Effective Amendment No. 1) filed with the SEC on July 1, 2016 for further discussion relating to risk factors arising from international instability.

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

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.8% annual increase compounded over the last five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

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

RESULTS OF OPERATIONS

As of June 30, 2016, we were in our organizational and development stage and had not commenced property operations. For the three and six months ended June 30, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors. We had no results of operations for the three and six months ended June 30, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of June 30, 2016, we have no critical accounting estimates.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2016, we had no outstanding debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risks identified under “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-200594) (“Post-Effective Amendment No. 1) filed with the SEC on July 1, 2016, as the same may be amended and supplemented from time to time. The risks described in Post-Effective Amendment No. 1 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making our initial public offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act, and the Offering commenced the same day. The Offering will end on February 18, 2018, unless extended by our board of directors for up to an additional one and a half years, subject to applicable regulatory requirements. If we do not sell $2,000,000 in shares of common stock before February 18, 2017, then the Offering will terminate and any funds received will be returned.

As of June 30, 2016, we had not sold any shares of our common stock in the Offering. Additionally, as of June 30, 2016, we had not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

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

Until our board of directors determines an estimated per share NAV, as disclosed from time to time in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC, the redemption price for each class of shares of our common stock shall be equal to the then-current “net investment value” of the shares. For each class of shares of our common stock, this amount will equal the current offering price of the shares, less the associated sales commission, dealer manager fee and estimated organization and offering expense reimbursement. Initially, the “net investment value” for each class of shares will be $8.90 per share, but this amount is subject to change. We will also disclose a per share estimated NAV no later than 150 days following the second anniversary of the date on which we break escrow in the Offering, although we may determine to provide a per share estimated NAV earlier. After our board of directors determines an estimated per share NAV, the redemption price for each class of shares shall be equal to the most recently disclosed estimated per share NAV. If the “net investment value” changes or our board of directors determines an estimated per share NAV, then we will provide stockholders 30 days’ prior written notice of the change to the redemption price, which we will provide by filing a Current Report on Form 8-K with the Commission. During the Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, a stockholder may not have the opportunity to have shares redeemed prior to the effective date of a change in the redemption price. In addition, if the redemption price changes between the date on which a redemption request is submitted and the date on which shares are redeemed for that quarter, shares will be redeemed at the new redemption price, unless a redemption request is withdrawn by submitting a request in writing that is received by us at any time up to three business days prior to the end of that quarter.

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

As of June 30, 2016, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

August 12, 2016	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer (Principal Executive Officer)

August 12, 2016	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No.1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

3.2	Second Amended and Restated Bylaws of Industrial Logistics Realty Trust Inc. Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1.

4.1	Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Appendix F to the prospectus included in Post-Effective Amendment No. 1.

4.2	Amended and Restated Share Redemption Program, effective as of July 1, 2016. Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1.

10.1	Amended and Restated Limited Partnership Agreement of ILT Operating Partnership LP, dated as of July 1, 2016. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1.

10.2	Amended and Restated Management Agreement, dated as of July 1, 2016, by and between ILT Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1.

10.3	Amended and Restated Advisory Agreement, dated as of July 1, 2016, by and among Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1.

10.4	Amended and Restated Equity Incentive Plan of Industrial Logistics Realty Trust Inc., effective July 1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.5	Amended and Restated Escrow Agreement dated as of July 1, 2016, by and among Dividend Capital Securities LLC, Industrial Logistics Realty Trust Inc. and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1.

10.6	Form of Indemnification Agreement entered into between Industrial Logistics Realty Trust Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of the following persons as of February 9, 2016: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Logistics Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.