Form 10-Q
period 2016-09-30
INDUSTRIAL LOGISTICS REALTY TRUST INC.
filed 2016-11-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 4, 2016, there were 20,000 shares of the registrant’s common stock outstanding.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents	$112,237	$201,000

Total assets	$112,237	$201,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$59,375	$—

Total liabilities	59,375	—
Commitments and contingencies (Note 6)
Equity
Stockholder’s equity:
Preferred stock, $0.01 par value per share—200,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share—225,000,000 shares authorized, 20,000 shares issued and outstanding	200	200
Class T common stock, $0.01 par value per share—1,200,000,000 shares authorized, none issued and outstanding	—	—
Class W common stock, $0.01 par value per share—75,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(148,138)	—

Total stockholder’s equity	51,862	200,000
Noncontrolling interests	1,000	1,000

Total equity	52,862	201,000

Total liabilities and equity	$112,237	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenues	$—	$—	$—	$—

Total revenues	—	—	—	—

Operating expenses:
General and administrative expenses	59,375	—	148,138	—

Total operating expenses	59,375	—	148,138	—

Net loss	(59,375)	—	(148,138)	—
Net loss attributable to noncontrolling interests	—	—	—	—

Net loss attributable to common stockholders	$(59,375)	$—	$(148,138)	$—

Weighted-average shares outstanding	20,000	20,000	20,000	20,000

Net loss per common share—basic and diluted	$(2.97)	$—	$(7.41)	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2015	20,000	$200	$199,800	$—	$1,000	$201,000
Net loss	—	—	—	(148,138)	—	(148,138)

Balance as of September 30, 2016	20,000	$200	$199,800	$(148,138)	$1,000	$52,862

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(148,138)	$—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	59,375	—

Net cash used in operating activities	(88,763)	—

Net decrease in cash and cash equivalents	(88,763)	—
Cash and cash equivalents, at beginning of period	201,000	201,000

Cash and cash equivalents, at end of period	$112,237	$201,000

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

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of September 30, 2016, the Company has neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

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

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholder’s equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations.

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

As of September 30, 2016, the Company had not sold any shares of its common stock in the Offering.

Distributions

The Company intends to accrue and make distributions on a regular basis beginning no later than the first calendar quarter after the quarter in which the minimum offering requirements are met. Quarterly cash distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Stockholders may elect to have cash distributions reinvested in shares of the same class as the shares to which the distributions relate through its distribution reinvestment plan. See “Note 7” for a description of the cash distributions and stock dividends authorized by the Company’s board of directors.

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

As of September 30, 2016, the Company had not redeemed any shares of its common stock.

4. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the second amended and restated advisory agreement, dated October 27, 2016, (the Advisory Agreement), by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends February 9, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Offering pursuant to the terms of the amended and restated dealer manager agreement, dated as of July 1, 2016, by and among the Company, the Advisor and the Dealer Manager. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

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

As of September 30, 2016, the Advisor had incurred $2,469,441 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. Upon meeting the minimum offering requirements and breaking escrow, the Company currently estimates that it will reimburse the Advisor for offering and organization costs equal to approximately 1.5% of the aggregate gross offering proceeds. In the event that the minimum offering is not successful, the Company will have no obligation to reimburse the Advisor for these organization and offering costs.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for all of the costs it incurs in connection with the services it provides to the Company, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers.

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

See “Note 7” for a description of the expense support agreement entered into between the Company, the Operating Partnership and the Advisor subsequent to September 30, 2016.

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

7. SUBSEQUENT EVENTS

Cash Distributions and Stock Dividends

The board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day commencing on the date that the minimum offering requirements are met in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements are met (the “Initial Quarter”). The distributions for the Initial Quarter were authorized at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the Initial Quarter will be paid in cash or reinvested in shares of the Company’s common stock for those electing to participate in the distribution reinvestment plan on a date determined by the Company that is no later than March 31, 2017. In addition, subject to the minimum offering requirements being satisfied on or before December 31, 2016 (and therefore the Initial Quarter ending on December 31, 2016), the board of directors has authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at the respective quarterly rates per Class A share, Class T share and Class W share of common stock at which the board of directors has authorized cash distributions for the Initial Quarter. Any such cash distributions payable for the first quarter of 2017 shall be aggregated and paid on a date determined by the Company. There can be no assurances that the current cash distribution rate will be maintained.

Distributions will be calculated based on the number of days each stockholder has been a stockholder of record. For stockholders participating in the distribution reinvestment plan, distributions attributable to the class of shares they own will be reinvested into additional shares of the same class of common stock. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to the distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of the Company’s expenses, proceeds from the sales of assets, and the Company’s cash balances. The Company has not established a cap on the amount of its distributions that may be paid from any of these sources.

In addition to the cash distributions described above, the board of directors has authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to $0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of the Company’s common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in the Company’s stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter.

Expense Support Agreement

On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, effective for each quarter between October 1, 2016 and ending September 30, 2019, the Advisor has agreed to defer payment of all or a portion of the asset management fees otherwise payable to it pursuant to the Advisory Agreement, if Company-defined funds from operations, as disclosed in the Company’s quarterly and annual reports (“CDFFO”), for a particular quarter is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the quarterly distribution rate for Class A shares authorized by the board of directors for such quarter (“Baseline Distributions”). The amount of the asset management fees that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fees payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, if in a given calendar quarter, the Company’s CDFFO is less than Baseline Distributions for such quarter, and the deferred asset management fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor will be required to fund certain expenses of the Company or the Operating Partnership in an amount equal to such Deficiency.

In no event will the aggregate of the deferred asset management fees and the Deficiency support payments exceed $30.0 million (the “Maximum Amount”).

Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between CDFFO and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. The Company’s obligation to reimburse the Advisor will be non-interest bearing.

During the term of the Expense Support Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay asset management fees or expenses. Although the Expense Support Agreement has an effective term through September 30, 2019, the Expense Support Agreement may be terminated prior thereto without cause or penalty by a majority of the Company’s independent directors upon 30 days’ prior written notice to the Advisor. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Amended and Restated Advisory Agreement, (ii) the delivery by the Company of notice to the Advisor of the Company’s intention to terminate or not renew the Advisory Agreement, (iii) the Company’s completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending September 30, 2019 will remain operative and in full force and effect through the end of such quarter.

When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees or support expenses in order to support the Company’s cash distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement shall survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

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

On July 1, 2016, we filed a post-effective amendment to its registration statement that reclassified our common stock offered pursuant to its registration statement into Class A shares, Class T shares, and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to our registration statement as amended, we are offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan at a price of $9.0355 per share. The per share amount of distributions on Class T shares and Class W shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. Our shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock. As of September 30, 2016, we had not sold any shares of our common stock in our initial public offering. See “Note 3 to the Consolidated Financial Statements” for information concerning our initial public offering.

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

Industrial Real Estate Outlook

The U.S. industrial property sector continues to benefit from: (i) positive overall growth in U.S. gross domestic product (“GDP”) during each of the past six years; (ii) increased domestic consumer spending, including significant growth in online retailing (or e-commerce); (iii) underlying growth trends in both population and employment growth; (iv) strong positive net absorption (the net change in total occupied industrial space) and rent growth in our target markets; and (v) an evolving supply chain network resulting from e-commerce, omni-channel retailing and same-day delivery strategies. Overall, U.S. economic activity has been expanding at a moderate pace based on certain market indicators such that the Federal Reserve raised its key interest rate in December 2015 for the first time since 2006.

These positive fundamentals in the U.S. economy occurred against the backdrop of significant events in the global economy that could continue to have a dampening impact over the next several quarters. China’s economic growth slowed considerably in 2015 and into 2016, causing a decrease in Chinese demand for imports which, in turn, negatively affected the economies of many countries around the world whose trade with China accounts for a meaningful portion of their respective GDP. Additionally, the European economy has struggled to gain sustained momentum, causing policy makers to lower interest rates and increase quantitative easing in an effort to increase historically low inflation rates. Finally, the prices of oil, gas and certain commodities declined significantly in 2015 and have remained low into 2016, negatively impacting both oil and commodity-based economies, as well as industries focused on those sectors. All of these factors have contributed to a strengthening of the U.S. dollar against most global currencies, effectively increasing the price of U.S. goods, and in turn, negatively impacting global demand for U.S. goods and services.

On June 23, 2016, the United Kingdom (“UK”) passed a referendum to leave the European Union (“EU”). If carried through, the process for implementing the UK’s withdrawal from the EU is expected to take two years or longer, and to result in significant political and economic uncertainty, while the UK government and the European Council negotiate the withdrawal agreement covering the terms of the UK’s exit and its future relationship with the EU. See “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-200594) (“Post-Effective Amendment No. 1) filed with the SEC on July 1, 2016 for further discussion relating to risk factors arising from international instability.

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

Growth in export/import levels should continue to generate increased demand for industrial space in key U.S. logistics markets resulting in positive net absorption and, combined with relatively low levels of new supply, provides prospects for continued rent growth for the foreseeable future. However, certain sectors and markets may be disproportionately impacted by the strengthening dollar and continued weakness in the oil and gas sector. For example, the strengthening U.S. dollar could increase import volume yet decrease domestic manufacturing production, both of which could influence the fundamentals and valuation of industrial real estate. In addition, continued volatility in the oil, gas and certain commodities markets could affect markets that have a high percentage of employment tied to those industries, such as Houston, Texas.

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.7% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

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

RESULTS OF OPERATIONS

As of September 30, 2016, we were in our organizational and development stage and had not commenced property operations. For the three and nine months ended September 30, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors. We had no results of operations for the three and nine months ended September 30, 2015.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of September 30, 2016, we have no critical accounting estimates.

SUBSEQUENT EVENTS

Cash Distributions and Stock Dividends

Our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day commencing on the date that the minimum offering requirements are met in connection with the Offering and ending on the last day of the quarter in which the minimum offering requirements are met (the “Initial Quarter”). The distributions for the Initial Quarter were authorized at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the Initial Quarter will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan on a date determined by us that is no later than March 31, 2017. In addition, subject to the minimum offering requirements being satisfied on or before December 31, 2016 (and therefore the Initial Quarter ending on December 31, 2016), the board of directors has authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at the respective quarterly rates per Class A share, Class T share and Class W share of common stock at which the board of directors has authorized cash distributions for the Initial Quarter. Any such cash distributions payable for the first quarter of 2017 shall be aggregated and paid on a date determined by us. There can be no assurances that the current cash distribution rate will be maintained.

Distributions will be calculated based on the number of days each stockholder has been a stockholder of record. For stockholders participating in the distribution reinvestment plan, distributions attributable to the class of shares they own will be reinvested into additional shares of the same class of common stock. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of our distributions that may be paid from any of these sources.

In addition to the cash distributions described above, our board of directors has authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to $0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of our common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter.

Expense Support Agreement

On October 27, 2016, we entered into an expense support agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, effective for each quarter between October 1, 2016 and ending September 30, 2019, the Advisor has agreed to defer payment of all or a portion of the asset management fee otherwise payable to it pursuant to the Advisory Agreement, if Company-defined funds from operations, as disclosed in our quarterly and annual reports (“CDFFO”), for a particular quarter is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the quarterly distribution rate for Class A shares authorized by our board of directors for such quarter (“Baseline Distributions”). The amount of the asset management fees that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fees payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, if in a given calendar quarter, CDFFO is less than the Baseline Distributions for such quarter, and the deferred asset management fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor will be required to fund certain expenses of ours or the Operating Partnership in an amount equal to such Deficiency.

In no event will the aggregate of the deferred asset management fees and the Deficiency support payments, exceed $30.0 million (the “Maximum Amount”).

Subject to certain conditions, the Advisor is entitled to reimbursement from us for any asset management fees that are deferred and any expense support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, we will not be obligated to reimburse the Advisor for any amount not reimbursed by us to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which CDFFO exceeds Baseline Distributions for that quarter, the Expense Support Agreement requires that we reimburse the Advisor in an amount equal to the lesser of (i) the difference between CDFFO and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts. Our obligation to reimburse the Advisor will be non-interest bearing.

During the term of the Expense Support Agreement, we may be able to use cash flow from operations to pay distributions to our stockholders that would otherwise be used to pay asset management fees or expenses. Although the Expense Support Agreement has an effective term through September 30, 2019, the Expense Support Agreement may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ prior written notice to the Advisor. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Amended and Restated Advisory Agreement, (ii) our delivery of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending September 30, 2019 will remain operative and in full force and effect through the end of such quarter.

When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees or support expenses in order to support our cash distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement shall survive any termination or expiration and remain subject to the reimbursement terms described above without modification or acceleration.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2016, we had no outstanding debt.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report and the risk factor set forth below, you should carefully consider the risks identified under “Risk Factors” in Post-Effective Amendment No. 1 to our Registration Statement on Form S-11 (File No. 333-200594) (“Post-Effective Amendment No. 1) filed with the SEC on July 1, 2016, as the same may be amended and supplemented from time to time. The risks described in Post-Effective Amendment No. 1 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

RISK RELATED TO AN INVESTMENT IN OUR COMMON STOCK

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in this offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment by creating future liabilities, reducing the return on your investment or otherwise.

Until the proceeds from this offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. Therefore, particularly in the earlier part of this offering, we expect to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in this offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to, the Expense Support Agreement, we expect to rely on cash resulting from the deferral of asset management fees and/or expense support from the Advisor to help fund our cash distributions in excess of our Company-defined funds from operations, or (“CDFFO”). The Expense Support Agreement has an effective term through September 30, 2019, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $30.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred or paid the maximum support amount of $30.0 million. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending September 30, 2019 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions.

Although we expect to rely on the Expense Support Agreement, during its term, for the payment of any distributions in excess of our CDFFO, we likely will pay distributions in excess of our funds from operations, or “FFO.” The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce your overall return and adversely impact and dilute the value of your investment in shares of our common stock, which would be reflected when we establish an estimated per share value of each class of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute your investment in shares of our common stock.

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

As of September 30, 2016, we had not sold any shares of our common stock in the Offering. Additionally, as of September 30, 2016, we had not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

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

As of September 30, 2016, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

November 10, 2016	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer (Principal Executive Officer)

November 10, 2016	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No.1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

3.2	Second Amended and Restated Bylaws of Industrial Logistics Realty Trust Inc. Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1.

4.1	Second Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2016. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2016.

4.2	Amended and Restated Share Redemption Program, effective as of July 1, 2016. Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1.

10.1	Amended and Restated Limited Partnership Agreement of ILT Operating Partnership LP, dated as of July 1, 2016. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1.

10.2	Amended and Restated Management Agreement, dated as of July 1, 2016, by and between ILT Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Post Effective Amendment No. 1.

10.3	Second Amended and Restated Advisory Agreement, dated as of October 27, 2016, by and among Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1, the Company’s current Report on Form 8-K filed with the SEC on November 2, 2016.

10.4	Amended and Restated Equity Incentive Plan of Industrial Logistics Realty Trust Inc., effective July 1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.5	Amended and Restated Escrow Agreement dated as of July 1, 2016, by and among Dividend Capital Securities LLC, Industrial Logistics Realty Trust Inc. and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1.

10.6	Form of Indemnification Agreement entered into between Industrial Logistics Realty Trust Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of the following persons as of February 9, 2016: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Logistics Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.