Form 10-K
period 2016-12-31
INDUSTRIAL LOGISTICS REALTY TRUST INC.
filed 2017-03-15
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-200594

Industrial Logistics Realty Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	61-1577639
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor, Denver, CO	80202
(Address of principal executive offices)	(Zip Code)

(303) 228-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No shares of common stock were held by non-affiliates as of June 30, 2016.

As of March 6, 2017, there were 255,748 shares of the registrant’s common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our initial public offering, the expected use of proceeds from the offering, our reliance on ILT Advisors LLC (the “Advisor”) and ILT Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the proceeds raised in our initial public offering in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

ii

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to continue to qualify as a REIT.

Any of the assumptions underlying forward-looking statements could prove to be inaccurate. Our stockholders are cautioned not to place undue reliance on any forward-looking statements included in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events, changed circumstances, or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved.

iii

PART I

ITEM 1.	BUSINESS

The Company

Industrial Logistics Realty Trust Inc. (formerly known as Logistics Property Trust Inc.) is a Maryland corporation formed on August 12, 2014. As used herein, the terms “Industrial Logistics Realty Trust,” “ILT,” the “Company,” “we,” “our,” or “us” refer to Industrial Logistics Realty Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

We were formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2016, we have neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the operating partnership, ILT Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

On November 25, 2014, we filed an initial public offering of up to $2,000,000,000 in shares of our common stock (the “Initial Public Offering”), including $1,500,000,000 in shares of common stock offered at a price of $10.00 per Class A share and $9.4149 per class T share, and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share. The registration statement was subsequently declared effective by the SEC on February 18, 2016.

On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to our registration statement as amended, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share. The net per share amount of distributions on Class T shares and Class W shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. Our shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock. The offering prices have been rounded to the nearest whole cent throughout this report.

On November 30, 2016, we received an aggregate of $2,000,000 in subscriptions for shares of our common stock from certain of our officers and officers of the Advisor and its affiliates, directly or indirectly. Accordingly, the Company received sufficient proceeds to satisfy the minimum offering requirements for the Initial Public Offering and the offering proceeds received from stockholders were released from escrow on November 30, 2016, with respect to all states other than the states of Ohio, Pennsylvania and Washington. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

In addition, on December 1, 2016, we issued to each of 125 separate investors 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, we issued 7,000 Class A shares and 7,000 Class T shares for $124,600 (the “Private Offering”). We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to the Securities Act and Rule 506, promulgated thereunder. The Private Offering also included the issuance of 125 promissory notes in the principal amount of approximately $3,003 per note. Including the promissory notes, we raised an aggregate amount of $500,000 in the Private Offering.

As of December 31, 2016, we had raised gross proceeds of $2,500,000 from the sale of 235,349 shares of our common stock and the issuance of promissory notes in the public and private offerings. See “Note 3 to the Consolidated Financial Statements” for information concerning the public and private offerings and “Note 4 to the Consolidated Financial Statements” for information concerning the promissory notes and the escrow agreement pursuant to which we deposited $481,410 of the total amount raised in the Private Offering with a third-party escrow agent.

Prior to the Initial Public Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 3 to the Consolidated Financial Statements” for additional information.

The Advisor, the Sponsor and the Operating Partnership were formerly known as Logistics Property Advisors LLC, Logistics Property Advisors Group LLC and Logistics Property Operating Partnership LP, respectively.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated February 9, 2017 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends February 9, 2018, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Initial Public Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Investment Objectives

Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions;

•	Providing current income to our stockholders in the form of regular cash distributions; and

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event.

There is no assurance that we will attain our investment objectives. Our charter places numerous limitations on us with respect to the manner in which we may invest our funds. In most cases these limitations cannot be changed unless our charter is amended, which may require the approval of our stockholders.

Investment Strategy

We intend to focus our investment activities on and use the proceeds raised in the offerings principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade, and it is anticipated that much of our portfolio will be comprised of non-investment grade customers. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we expect that our investment activities will focus primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate-related debt.

Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that present greater risk than industrial.

Business Strategy

We seek to provide income in the form of regular cash distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

Financing Objectives

We may use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We may source institutional or other capital through joint venture or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including DPF and IPT, as defined below in “—Conflicts of Interest,” some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

The market for the leasing of industrial real estate is also very competitive. We will experience competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, including, without limitation, Industrial Property Trust, Inc. (“IPT”), Dividend Capital Diversified Property Fund Inc. (“DPF”), DC Industrial Liquidating Trust (the “Liquidating Trust”), and those in which Sponsor-affiliated or related entities own interests, may compete with us and have been given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. In addition, an affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide certain development, construction, and asset management oversight services for each of the Liquidating Trust’s properties, to assist in the sale of the Liquidating Trust’s properties, and to provide administrative services to the Liquidating Trust and its subsidiaries. This affiliate will not provide advisory services with respect to acquisitions to the Liquidating Trust. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

Compliance with Federal, State and Local Environmental Laws

Properties that we acquire, and the properties underlying our investments, are subject to various federal, state, and local environmental laws, ordinances, and regulations. Under these laws, ordinances, and regulations, a current or previous owner of real estate (including, in certain circumstances, a secured lender that succeeds to ownership or control of a property) may become liable for the costs of removal or remediation of certain hazardous or toxic substances or petroleum product releases at, on, under, or in its property. These laws typically impose cleanup responsibility and liability without regard to whether the owner or control party knew of or was responsible for the release or presence of the hazardous or toxic substances. The costs of investigation, remediation, or removal of these substances may be substantial and could exceed the value of the property. An owner or control party of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. Certain environmental laws also impose liability in connection with the handling of or exposure to materials containing asbestos. These laws allow third parties to seek recovery from owners of properties for personal injuries associated with materials containing asbestos. Our operating costs and the values of these assets may be adversely affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances, and regulations, as well as the cost of complying with future legislation, and our income and ability to make distributions to our stockholders could be affected adversely by the existence of an environmental liability with respect to our properties. We will endeavor to ensure our properties are in compliance in all material respects with all federal, state and local laws, ordinances, and regulations regarding hazardous or toxic substances or petroleum products.

Employees

We have no employees. Pursuant to the terms of the Advisory Agreement, the Advisor assumes principal responsibility for managing our affairs and we compensate the Advisor for certain services.

Additional Information

Our internet address is www.industriallogisticsrealtytrust.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO INVESTING IN THE INITIAL PUBLIC OFFERING

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.

We have no prior operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present and future.

There is no public trading market for the shares of our common stock; therefore it will be difficult for our stockholders to sell their shares of common stock.

There is no current public market for the shares of our common stock and we have no obligation or current plans to apply for listing on any public securities market. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed over a 12-month period. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Even if our stockholders are able to sell their shares of common stock, the absence of a public market may cause the price received for any shares of our common stock to be less than what our stockholders paid, less than their proportionate value of the assets we own and less than the amount our stockholders would receive on any liquidation of our assets. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay sales commissions, dealer manager fees and acquisition and other fees payable to the Advisor and other related parties. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, our stockholders may not be able to sell their shares without incurring a substantial loss. Also, upon the occurrence of a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”), including but not limited to listing our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); a sale, merger, or other transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration, or our liquidation, our stockholders may receive less than what they paid for their shares. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Because of the illiquid nature of our shares, our stockholders should consider our shares as a long-term investment and be prepared to hold them for an indefinite period of time.

The Initial Public Offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Neither we nor the Advisor has presently acquired or contracted to acquire any real property, debt or other investments. As a result, stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments that we have not yet identified prior to purchasing shares of our common stock. Stockholders must rely on the Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. We may invest in any asset class, including those that present greater risk than industrial assets. Because stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder stockholders’ ability to achieve their own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Initial Public Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Initial Public Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Initial Public Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Initial Public Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in the Initial Public Offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

If we are unable to raise $10,000,000 in gross proceeds from the Initial Public Offering from investors who are not affiliated with us by November 30, 2017, then we may be required to repay the notes issued in the Private Offering earlier than we had otherwise intended and we may be required to repurchase the shares issued in the Private Offering, which would result in us having less capital available to make investments and could therefore negatively impact an investment in shares of our common stock.

Per the terms of the Private Offering, if we are unable to raise at least $10,000,000 in gross proceeds from investors unaffiliated with us by November 30, 2017, or such later date mutually agreed to by us and a representative of the Private Offering investors, we will purchase from the Private Offering investors all of the outstanding shares sold to such investors and will repay the outstanding notes issued to such investors in full in accordance with their terms. The amount necessary to repay the notes is currently being held in an escrow account and would be released to repay the notes if we are unable to meet the capital raising requirement described above. We expect that we would pay $124,600 to repurchase the shares issued in the Private Offering if we are not able to meet this capital raising requirement, which would cause us to have less capital to invest and pay our expenses, and could negatively impact an investment in shares of our common stock. Further, if the Private Offering investors cease to be our stockholders due to our repurchase of their shares and we do not have at least 100 other stockholders that are independent of us and one another, then our assets could be treated as ERISA plan assets, which could expose us to additional liabilities. See “— ERISA Risks.” In addition, if the Private Offering investors cease to be our stockholders and we have not had sufficient additional subscriptions to maintain a total of at least 100 stockholders for at least 335 days of each taxable year, we would fail to qualify as a REIT, with the resulting consequences described in “—Risks Related to our Taxation as a REIT—Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.”

Our stockholders may be at a greater risk of loss than the Sponsor or the Advisor since our primary source of capital is funds raised through the sale of shares of our common stock.

Because our primary source of capital is funds raised through the sale of shares of our common stock, any losses that may occur will be borne primarily by our stockholders, rather than by the Sponsor or the Advisor.

Stockholders will not have the benefit of an independent due diligence review in connection with the Initial Public Offering, which increases the risk of their investment.

Because the Advisor and Dividend Capital Securities LLC (the “Dealer Manager”) are affiliates of, or otherwise related to, the Sponsor, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.

We will be required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased during the Initial Public Offering or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates or related parties may increase or decrease during the Initial Public Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders overall return.

The Initial Public Offering is a fixed price offering and the offering price for each class of our shares was arbitrarily determined and will not accurately represent the current value of our assets at any particular time; therefore the purchase price stockholders pay for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of their purchase.

The Initial Public Offering is a fixed price offering, which means that the offering price for each class of shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the Initial Public Offering price in its sole discretion. The fixed offering price for each class of shares of our common stock has not been based on appraisals for any assets we may own when stockholders purchase their shares nor do we intend to obtain such appraisals or adjust the Initial Public Offering price. Therefore, the fixed offering price established for each class of shares of our common stock will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Similarly, the amount stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, will be no greater than, and may be less than, the amount they paid for the shares regardless of any increase in the underlying value of any assets we own.

Stockholders will experience dilution in the net tangible book value of their shares of our common stock equal to the Initial Public Offering costs associated with their shares.

Stockholders will incur immediate dilution equal to the costs of the Initial Public Offering associated with the sale of their shares. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to purchase assets and therefore, the value of these assets upon purchase.

The purchase price stockholders pay for shares of each class of our common stock in the Initial Public Offering is likely to be higher than any estimated net asset value (“NAV”) per share we may disclose and will be higher than the “net investment value” we will disclose. Neither such values nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or the amount our stockholders would receive upon the sale of their shares.

Pursuant to various rules or contractual arrangements, we will from time to time disclose an estimated NAV per share. The price at which we sell our shares is likely to be in excess of the estimated NAV per share and will be in excess of the “net investment value.” Such values, the Initial Public Offering price per share of each class of shares in the primary offering and in the distribution reinvestment plan are likely to differ from the price that a stockholder would receive upon a resale of his or her shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher purchase price than could otherwise be obtained; (iii) under the current Financial Industry Regulatory Authority (“FINRA”) rules, such values are not required to reflect or be derived from the fair market value of our assets and estimates may include sales commissions, dealer manager fees, other organization and offering costs and acquisition and origination fees and expenses; (iv) such values do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) such values do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.

An amendment to National Association of Securities Dealers, (“NASD”), Conduct Rule 2340, took effect in April 2016 and sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. As a result of the rule, our stockholders’ customer account statements will include a value per share that is less than the Initial Public Offering price for such class of shares of our common stock in the Initial Public Offering, because the amended rule requires that the customer account statement present a “net investment value” that is equal to the Initial Public Offering price less up-front underwriting compensation and organization and offering expenses. In addition, pursuant to the amended rule, we will disclose an estimated NAV per share no later than 150 days following the second anniversary of the date on which we break escrow in the Initial Public Offering, although we may determine to provide an estimated NAV per share earlier. Once we have disclosed an estimated NAV per share, unless our aggregate investments increase in value to compensate for the up-front sales commissions, dealer manager fees and organization and offering expenses paid in connection with the sale of our shares, it is likely that the value shown on the customer account statement will be lower than the purchase price paid by our stockholders in the Initial Public Offering.

Such values and the Initial Public Offering price per share of each class of shares in the primary offering and the distribution reinvestment plan may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s length transaction, may not represent the value that our stockholders could realize upon a sale of us or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, such values may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

Any methodologies used to determine an estimated NAV per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated NAV per share that is significantly different.

Our stockholders are limited in their ability to sell their shares of our common stock pursuant to our share redemption program, our stockholders may not be able to sell any of their shares of our common stock back to us and, if they do sell their shares, they may not receive the price they paid.

Our share redemption program may provide our stockholders with only a limited opportunity to have their shares of our common stock redeemed by us at a price that may reflect a discount from the purchase price of the shares of our common stock being redeemed, after our stockholders have held them for a minimum of 18 months. Our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time. Specifically, we cap the number of shares to be redeemed during any calendar quarter. The aggregate amount of redemptions under our share redemption program is not expected to exceed the aggregate amount of proceeds received from our distribution reinvestment plan, although our board of directors, in its sole discretion, could determine to use other sources of funds to make redemptions; provided that we will not redeem, during any consecutive 12-month period, more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. Our board of directors may also determine from time to time to further limit redemptions when funds are needed for other business purposes. Any request by the holders of our Operating Partnership Units (“OP Units”) to redeem some or all of their OP Units, may further limit the funds we have available to redeem shares of our common stock pursuant to our share redemption program, should our board of directors determine to redeem OP Units for cash. Our board of directors, in its sole discretion, may determine to redeem OP Units for shares of our common stock, cash or a combination of both. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend, suspend or terminate the share redemption program at any time. Therefore, our stockholders may not have the opportunity to sell any of their shares of common stock back to us pursuant to our share redemption program. Any amendment, suspension or termination of our share redemption program will not affect the rights of holders of OP Units to cause us to redeem their OP Units. Moreover, if our stockholders do sell their shares of common stock back to us pursuant to the share redemption program, our stockholders may not receive the same price they paid for any shares of our common stock being redeemed. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” for a description of other restrictions and limitations of our share redemption program.

DPF, sponsored by an affiliate of the Sponsor, offers one share redemption program for its Class A, W and I stockholders and another share redemption program for its Class E stockholders. Like our redemption program, each of these programs contains limits on the number of shares that may be redeemed in any quarter, and each program may be amended, suspended or terminated at any time. For each year since 2009, DPF received redemption requests from Class E stockholders that exceeded the availability under DPF’s Class E share redemption program. During this period, DPF redeemed, on a pro rata basis, a percentage of the Class E shares requested to be redeemed for each quarter (exclusive of requests made in connection with the death or disability of a stockholder) which ranged from approximately 7.0% to 26.5%. In December 2015, DPF amended the Class E share redemption program to only be available for stockholders requesting redemption in the event of death and disability. At the same time, DPF launched a self-tender for Class E shares in an effort to provide greater liquidity to all other Class E stockholders. DPF disclosed that in order to make liquidity available above and beyond the inherent limitations of the share redemption program, DPF will need to offer to repurchase shares pursuant to self-tender offers from time to time. DPF has stated that it will evaluate each quarter whether to make liquidity available to Class E stockholders through a share redemption program or through a tender offer process.

The actual value of shares that we repurchase under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on (a) the number of years the shares have been held, (b) the purchase price paid for the shares and (c) whether the redemptions are sought upon a stockholder’s death or disability. As described above, the Initial Public Offering price of each class of shares of our common stock in the Initial Public Offering was arbitrarily determined.

Although the Initial Public Offering price represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Based on the estimated NAV per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the “net investment value” of the shares, the actual value of the shares that we repurchase may be less, and the repurchase could be dilutive to our remaining stockholders.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on our stockholders’ investment or otherwise.

Until the proceeds from the Initial Public Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. Therefore, particularly in the earlier part of the Initial Public Offering, we expect to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions and there is no limit on the amount of time that we may use such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to, the Expense Support Agreement (the “Expense Support Agreement”), we expect to rely on cash resulting from the deferral of asset management fees and/or expense support from the Advisor to help fund our cash distributions in excess of our Company-defined funds from operations (“CDFFO”). The Expense Support Agreement has an effective term through September 30, 2019, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $30,000,000 million as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred or paid the maximum support amount of $30,000,000 million. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending September 30, 2019 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the year ended December 31, 2016, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis. Specifically, 67.6% of our total gross distributions were paid from cash provided by expense support from the Advisor and 32.4% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.

Although we expect to rely on the Expense Support Agreement, during its term, for the payment of any distributions in excess of our CDFFO, we have, and likely will continue to pay distributions in excess of our funds from operations (“FFO”). The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce our stockholders’ overall return and adversely impact and dilute the value of our stockholders’ investment in shares of our common stock, which would be reflected when we establish an estimated per share value of each class of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.

In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ investment in shares of our common stock.

There is very limited liquidity for our shares of common stock. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock.

On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various Liquidity Events. There can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event. Our charter does not require us to pursue a Liquidity Event or any transaction to provide liquidity to our stockholders. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

Payments to the holder of the Special Units or cash redemptions by holders of OP Units will reduce cash available for distribution to our stockholders and our ability to honor their redemption requests under our share redemption program.

The Sponsor, in its capacity as the holder of the Special Units, may be entitled to receive a cash payment upon dispositions of the Operating Partnership’s assets and/or redemption of the Special Units upon the earliest to occur of (i) the termination or non-renewal of the Advisory Agreement, upon a merger or sale of assets or other transaction in which the directors then in office are replaced or removed, by the Advisor for good reason, or by us or the Operating Partnership other than for cause, or (ii) a Liquidity Event. Such payments will reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock upon consummation of a Liquidity Event. Furthermore, if Special Units are redeemed pursuant to the termination of the Advisory Agreement, there will not be cash from the disposition of assets to make a redemption payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

The holders of OP Units (other than us and the holder of the Special Units) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash will reduce funds available for other purposes, including for distributions and for redemption requests under our share redemption program.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class T shares and Class W shares, which will reduce the amount of cash available for distribution to holders of Class T shares and Class W shares. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

If we internalize our management functions, the percentage of our outstanding common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.

At some point in the future, we may internalize the functions performed for us by the Advisor, particularly if we seek to list our shares on an exchange as a way of providing our stockholders with a Liquidity Event. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the Sponsor. Such costs also may limit or preclude our ability to successfully achieve a Liquidity Event. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

If another investment program, whether sponsored by the Sponsor or otherwise, hires the current executives or key personnel of the Advisor in connection with an internalization transaction or otherwise, or if we were to internalize our management but cannot retain some or all of our current executives or key personnel of the Advisor, our ability to conduct our business may be adversely affected.

We will rely on key personnel of the Advisor to manage our day-to-day operating and acquisition activities. In addition, all of our current executives and other key personnel of the Advisor may provide services to one or more other investment programs, including other public investment programs sponsored or advised by affiliates of the Sponsor. These programs or third parties may decide to retain or hire some or all of our current executives and the Advisor’s other key personnel in the future through an internalization transaction or otherwise. If this occurs, we may not be able to retain some or all of our current executives and other key personnel of the Advisor who are most familiar with our business and operations, thereby potentially adversely impacting our business. If we were to effectuate an internalization of the Advisor, we may not be able to retain all of the current executives and the Advisor’s other key personnel or to maintain a relationship with the Sponsor, which also may adversely affect our ability to conduct our business.

We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of an investment in shares of our common stock.

Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. High debt levels could cause us to incur higher interest charges, could result in higher debt service obligations, could be accompanied by restrictive covenants, and generally could make us subject to the risks associated with higher leverage. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of an investment in shares of our common stock.

RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE

If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives and make distributions to our stockholders.

We could suffer from delays in identifying suitable investments due to, among other factors, competition we face for real property investments from other REITs and institutional investors, as well as from certain other entities sponsored or advised by affiliates of the Sponsor, which may have greater financial resources than we do, may be able to accept more risk than we can and may possess other significant competitive advantages over us, including a lower cost of capital. Because we are conducting the Initial Public Offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives or make distributions to our stockholders. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

We anticipate that our investments will be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.

We anticipate that our investments will be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of the Initial Public Offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

We will be dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to stockholders.

Our revenues from property investments will depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant lessees. Much of our customer base is expected to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties may be occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could cause us to reduce the amount of distributions to stockholders and could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

A prolonged national or world-wide economic downturn or volatile capital market conditions could harm our operations, cash flows and financial condition and lower returns to our stockholders.

If disruptions in the capital and credit markets occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies.

Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the offerings in properties, debt and other investments, we generally plan to hold those funds in permitted investments. Subject to applicable REIT rules, such investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continuous or unusual declines in the financial markets may result in a loss of some or all of these funds. In particular, during times of economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments is minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

We will seek to diversify our excess cash and cash equivalents among several banking institutions in an attempt to minimize exposure to any one of these entities. However, the Federal Deposit Insurance Corporation generally only insures amounts up to $250,000 per depositor per insured bank. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions substantially in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by FINRA and the SEC. We could become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which would negatively impact our business.

Our securities are sold primarily through the independent broker dealer channel (i.e., U.S. broker dealers that are not affiliated with money center banks or similar financial institutions). Governmental and self-regulatory organizations like the SEC and FINRA impose and enforce regulations on broker dealers, investment banking firms, investment advisers and similar financial services companies. Self-regulatory organizations, such as FINRA, adopt rules, subject to approval by the SEC that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered investment dealers and broker dealers.

As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker dealer channel for non-traded REITs, and accordingly we may face increased difficulty in raising capital in the Initial Public Offering. If we are unable to raise substantial funds in the Initial Public Offering, the number and type of investments we may make will be limited, which would negatively impact our overall business plan. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation, distracting to our management and may negatively impact our ability to raise capital.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, or war may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Our business could suffer in the event the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.

The Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to service interruptions or damages from any number of sources, including computer viruses, malware, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate company funds and/or confidential information, including, for example, confidential information regarding our stockholders. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of cyber incidents has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Cyber incidents may be carried out by third parties or insiders, including by computer hackers, foreign governments and cyber terrorists, using techniques that range from highly sophisticated efforts to more traditional intelligence gathering and social engineering aimed at obtaining information. The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated company funds or confidential information. Any material adverse effect experienced by the Advisor, the Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without providing notice to or obtaining the consent of our stockholders, which could result in investments that are different than those described in our prospectus. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in our stockholders’ best interests.

Certain provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.

Provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of the operating partnership without our consent;

•	transfer restrictions on our OP Units;

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable. Our charter and bylaws, the partnership agreement of our Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common stock or that our stockholders otherwise might believe to be in their best interests.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the Amended and Restated Operating Partnership Agreement of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.

We may acquire co-ownership interests in property that are subject to certain co-ownership agreements which may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in property, interests in Delaware statutory trusts that own property and/or similar interests, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest. Such agreements could affect our ability to turn our investments into cash and could affect cash available for distributions to our stockholders. The co-ownership agreements could also impair our ability to take actions that would otherwise be in the best interest of our stockholders and, therefore, may have an adverse effect on our results of operations, relative to if the co-ownership agreements did not exist.

The Operating Partnership’s potential private placements of tenancy-in-common interests in properties, Delaware statutory trust interests and/or similar interests could subject us to liabilities from litigation or otherwise.

The Operating Partnership may offer undivided tenancy-in-common interests in properties, interests in Delaware statutory trusts that own properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act. We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

We may invest in limited partnership entities through joint ventures or other co-ownership arrangements, in which we acquire all or a portion of our interest in such partnership as a general partner. Such general partner status could expose us to all the liabilities of such partnership. Additionally, we may take a non-managing general partner interest in the limited partnership, which would limit our rights of management or control over the operation of the partnership but would still make us potentially liable for all liabilities of the partnership.

Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may be greater than the amount or value of our initial, or then current, investment in the entity.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law.

In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, the Advisor and its affiliates for any liability or loss suffered by them or hold our directors, the Advisor and its affiliates harmless for any liability or loss suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, the Advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from our stockholders.

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to the Initial Public Offering.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,500,000,000 shares are designated as common stock, including 225,000,000 classified as Class A shares, 1,200,000,000 classified as Class T shares and 75,000,000 classified as Class W shares, and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	A merger, tender offer or proxy contest;

•	The assumption of control by a holder of a large block of our securities; and/or

•	The removal of incumbent management.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. This ownership restriction may also prohibit business combinations that would have otherwise been approved by our board of directors and our stockholders. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease our stockholders’ ability to sell their shares of our common stock.

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or terminate our Company without the approval of our board of directors.

Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association indicates that stockholders are permitted to amend our charter or terminate our Company without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any termination of our Company must first be declared advisable by our board of directors. Therefore, our charter provides that stockholders may vote to authorize the amendment of our charter or the termination of our Company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to terminate our Company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.

A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential customers, which could reduce overall demand for our leasing services.

Under current authoritative accounting guidance for leases, a lease is classified by a customer as a capital lease if the significant risks and rewards of ownership are considered to reside with the customer. Under capital lease accounting, both the leased asset and liability are reflected on the customer’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the customer’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a customer’s reported financial condition or results of operations in comparison to the customer’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.

RISKS RELATED TO INVESTMENTS IN PROPERTY

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for us to lease properties or dispose of them. In addition, rising interest rates could also make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments.

Adverse economic conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on our results of operations.

Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

•	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;

•	Periods of increased interest rates could result in, among other things, an increase in defaults by customers, a decline in our property values, and make it more difficult for us to dispose of our properties at an attractive price;

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality customers;

•	Default or breaches by our customers of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business; and

•	Regulatory changes affecting the real estate industry, including zoning rules.

We anticipate that our investments in real estate assets will be concentrated in industrial properties, and the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.

If property vacancies continue for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce the return to our stockholders.

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

•	Long periods of time may elapse between the commencement and the completion of our projects;

•	Construction and development costs may exceed original estimates;

•	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;

•	The level of interest of potential customers for a recently launched development may be low;

•	There could be delays in obtaining necessary permits;

•	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;

•	Construction and sales may not be completed on time, resulting in a cost increase;

•	It may be difficult to acquire land for new developments or properties;

•	Labor may be in limited availability;

•	Changes in tax, real estate and zoning laws may be unfavorable to us; and

•	Unforeseen environmental or other site conditions.

In addition, our reputation and the construction quality of any future real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, will depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability.

Companies in the real estate industry, including us, depend on a variety of factors outside of their control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. We may be unable to obtain financing for construction and development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential development projects. Further, any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations, financial condition and ability to make distributions to our stockholders which may adversely affect returns to our stockholders.

Delays in the acquisition, development and construction of properties may have adverse effects on portfolio diversification, results of operations, and returns on our stockholders’ investment.

Delays we encounter in the acquisition, development and construction of properties could adversely affect our stockholders’ returns. To the extent that such disruptions continue, we may be delayed in our ability to invest our capital in property investments that meet our acquisition criteria. Such delays would result in our maintaining a relatively higher cash balance than expected, which could have a negative effect on our stockholders’ returns until the capital is invested.

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;

•	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;

•	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

•	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.

Actions by such a joint venture partner or co-tenant, which are generally out of our control, might have the result of subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing our stockholders’ returns, particularly if the joint venture agreement provides that the joint venture partner is the managing partner or otherwise maintains a controlling interest that could allow it to take actions contrary to our interests.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event,” which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.

Properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Properties are illiquid investments and we may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may also be required to expend funds to correct defects or to make improvements before a property can be sold. There can be no assurance that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. All of these provisions would restrict our ability to sell a property.

Properties that have significant vacancies, especially value-add or other types of development real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investment.

Value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If vacancies continued for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce the return on our stockholders’ investment.

Our operating expenses may increase in the future and to the extent such increases cannot be passed on to our customers, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for property and other taxes, fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. Furthermore, we may not be able to pass these increases on to our customers. To the extent such increases cannot be passed on to our customers, any such increases would cause our cash flow and our operating results to decrease.

We compete with numerous other parties or entities for property investments and customers and may not compete successfully.

We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor,

DPF, IPT and the Liquidating Trust. These persons or entities may have greater experience and financial strength. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. Each of these factors may lead to a reduction in our cash flow and operating income and could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to our stockholders.

The operating results of the assets that we own may be impacted by our customers’ financial condition.

Our income is derived primarily from lease payments made by our customers. As such, our performance is indirectly affected by the financial results of our customers, as difficulties experienced by our customers could result in defaults in their obligations to us. Furthermore, certain of our assets may utilize leases with payments directly related to customer sales, where the amount of rent that we charge a customer is calculated as a percentage of such customer’s revenues over a fixed period of time, and a reduction in sales can reduce the amount of the lease payments required to be made to us by customers leasing space in such assets.

The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. An economic downturn can be expected to negatively impact all of these factors, some to a greater degree than others.

In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.

If we enter into long-term leases with customers, those leases may not result in market rental rates over time, which could adversely affect our revenues and ability to make distributions to our stockholders.

We expect that the majority of our leases will be long-term operating leases. Long-term leases, as well as leases with renewal options that specify a maximum rent increase, may not allow for market-based or significant increases in rental payments during the term of the lease. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, we may have no ability to terminate those leases or to adjust the rent to then-prevailing market rates. These circumstances could negatively impact our operating results and affect our ability to make distributions to our stockholders.

Lease agreements may have specific provisions that create risks to our business and may adversely affect us.

Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: if we planned to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and if we desired to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.

Certain of our lease agreements may not be “triple net leases,” under which the lessee undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, taxes, and property management expenses with respect to all of our leases that are not “triple net.”

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the sound operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could allow certain customers to terminate their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our facilities and could result in our inability to provide services. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provide for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and on our stockholders’ return.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

Our properties will be subject to property and other taxes that may increase in the future, which could adversely affect our cash flow.

Our properties will be subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases may provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to property may adversely affect our operating results.

There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident. There can be no assurance that funding will be available to us for repair or reconstruction of damaged property in the future or for liability payments to accident victims.

Environmentally hazardous conditions may adversely affect our operating results.

Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination, or otherwise adversely affect our ability to sell or lease the property or borrow using the property as collateral. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

Environmental laws in the U.S. also require that owners or operators of buildings containing asbestos properly manage and maintain the asbestos, adequately inform or train those who may come into contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos. Some of our properties may contain asbestos-containing building materials.

We intend to invest in properties historically used for industrial, manufacturing and commercial purposes. Some of these properties may contain at the time of our investment, or may have contained prior to our investment, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Some of the properties that we acquire may be adjacent to or near other properties that have contained or then currently contain underground storage tanks used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties that we acquire may be on or adjacent to or near other properties upon which others, including former owners or customers of our properties, have engaged, or may in the future engage, in activities that may release petroleum products or other hazardous or toxic substances.

From time to time, we may acquire properties, or interests in properties, with known adverse environmental conditions. In such an instance, we will underwrite the new anticipated costs of environmental investigation, clean-up and monitoring into the cost, as applicable. Further, in connection with property dispositions, we may agree to remain responsible for, and to bear the cost of, remediating or monitoring certain environmental conditions on the properties.

All of our properties will have been subject to a Phase I or similar environmental assessment by independent environmental consultants prior to or in connection with our acquisition of such properties. Phase I assessments are intended to discover and evaluate information regarding the environmental condition of the surveyed property and surrounding properties. Phase I assessments generally include a historical review, a public records review, an investigation of the surveyed site and surrounding properties, and preparation and issuance of a written report, but do not include soil sampling or subsurface investigations and typically do not include an asbestos survey. Nonetheless, an environmental liability that could have a material adverse effect on our business, financial condition or results of operations taken as a whole, may exist at the time of acquisition or may arise in the future, with respect to any properties that we acquire. Material environmental conditions, liabilities or compliance concerns may arise after an environmental assessment has been completed. Moreover, it is possible that (i) future laws, ordinances or regulations may impose a material environmental liability or (ii) the then current environmental condition of the properties that we acquire may be affected by customers, by the condition of land or operations in the vicinity of such properties (such as releases from underground storage tanks), or by third parties unrelated to us.

Costs of complying with environmental laws and regulations may adversely affect our income and the cash available for any distributions.

All property and the operations conducted on property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Customers’ ability to operate and to generate income to pay their lease obligations may be affected by permitting and compliance obligations arising under such laws and regulations. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Leasing properties to customers that engage in industrial, manufacturing, and commercial activities will cause us to be subject to the risk of liabilities under environmental laws and regulations. In addition, the presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our customers’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines or damages we must pay will reduce our ability to make distributions.

In addition, changes in these laws and governmental regulations, or their interpretation by agencies or the courts, could occur.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended. Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The act’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the act will reduce the amount of cash available for distribution to our stockholders.

We may not have funding for future tenant improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Initial Public Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for tenant improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

Property investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. To the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates, changes in U.S. regulations concerning foreign investments, if any, and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We intend to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

We intend to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders could be adversely affected.

We may not be able to obtain debt financing necessary to run our business.

We do not anticipate that we will maintain any permanent working capital reserves. Accordingly, we expect to need to borrow capital for acquisitions, the improvement of our properties, and for other purposes. Under current or future market conditions, we may not be able to borrow all of the funds we may need. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments to expand our operations will be adversely affected. As a result, we would be less able to achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Increases in interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage or corporate debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur debt, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or, with respect to mortgage debt, could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and therefore negatively impact our operating results.

Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate, Prime rate, and other benchmark rates. Should such interest rates continue to increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements that require us to use and pledge offering proceeds to secure and repay such borrowings, and such arrangements may adversely affect our ability to make investments and operate our business.

We may enter into financing arrangements that require us to use and pledge future proceeds from the Initial Public Offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

We may enter into financing arrangements involving balloon payment obligations, which may adversely affect our ability to refinance or sell properties on favorable terms, and to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity will be uncertain and may depend upon our ability to obtain additional financing or our ability to sell the particular property. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to our stockholders and the projected time of disposition of our assets. In an environment of increasing mortgage rates, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt if mortgage rates are higher at a time a balloon payment is due. In addition, payments of principal and interest made to service our debts, including balloon payments, may leave us with insufficient cash to pay the distributions that we are required to pay to maintain our qualification as a REIT.

The derivative instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on our stockholders’ investment.

We may use derivative instruments to hedge exposure to changes in interest rates on certain of our variable rate loans, but no hedging strategy can protect us completely. We cannot assure our stockholders that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging of these transactions will not result in losses. Any settlement charges incurred to terminate unused derivative instruments may result in increased interest expense, which may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income tests.

RISKS RELATED TO INVESTMENTS IN DEBT

The mortgage loans in which we may invest will be subject to delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, acts of God, terrorism, social unrest and civil disturbances.

In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flows from operating activities and limit amounts available for distribution to our stockholders. If current market conditions deteriorate, it is possible that a loan which was adequately secured when it was acquired or originated will not remain adequately collateralized. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process due to, among other things, state statutes and rules governing foreclosure actions and defenses and counterclaims that may be raised by defaulting parties, and therefore such process could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. In addition, to the extent we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.

The mezzanine loans, B-notes, and other junior financings in which we may invest would involve greater risks of loss than senior loans secured by income-producing properties.

We may invest in mezzanine loans, B-notes, and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a mortgage loan borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. If the borrower defaults on any debt senior to our loan, we may have the right, under certain circumstances, to cure the default by paying off this senior debt; however, we may not have sufficient cash to do so, or we may choose not to pay off such senior debt in order to avoid additional investment exposure to the asset, potentially resulting in the loss of some or all of our investment. If we cure the default by paying off the senior debt and ultimately foreclose on the property, we could become subject to liabilities associated with the property, including liabilities relating to taxes and environmental matters. In addition, mezzanine loans typically have higher overall loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

The B-notes in which we may invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

We may invest in B-notes. A B-note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-notes to control the process following a borrower default may be limited in certain B-note investments, particularly in situations where the A-note holders have the right to trigger an appraisal process pursuant to which control would shift from the holder of the B-note when it is determined, for instance, that a significant portion of the B-note is unlikely to be recovered. We cannot predict the terms of each B-note investment. Further, B-notes typically are secured by a single property, and, as a result, reflect the increased risks associated with a single property compared to a pool of properties. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note or the need to acquire or payoff the A-note. Acquiring or paying off the A-note could require a significant amount of cash, and we may not have sufficient cash to be able to do so.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital to be used in an acquisition, development or refinancing of real estate. The borrower may have identified an undervalued asset that has been undermanaged or is located in a recovering market. If the market in which the asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan, and we may not recover some or all of our investment.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our results of operations and financial condition.

Investment in non-conforming and non-investment grade loans may involve increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as non-investment grade. Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. As a result, loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may reduce distributions to stockholders and adversely affect our value.

Risks of cost overruns and non-completion of the construction or renovation of the properties underlying loans we make or acquire may materially adversely affect our investment.

The renovation, refurbishment or expansion by a borrower of a mortgaged or leveraged property involves risks of cost overruns and non-completion. Costs of construction or improvements to bring a property up to standards established for the market intended for that property may exceed original estimates, possibly making a project uneconomical. Other risks may include: environmental risks, permitting risks, other construction risks and subsequent leasing of the property not being completed on schedule or at projected rental rates. If such construction or renovation is not completed in a timely manner, or if it costs more than expected, the borrower may experience a prolonged impairment of net operating income and may not be able to make payments of interest or principal to us.

Interest rate fluctuations and changes in prepayment rates could cause the value of our debt investments to decrease or could reduce our ability to generate income from such investments.

Interest rate risk is the risk that debt investments will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on our debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise registered in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine, B-note and bridge loans we may originate or purchase in the future may be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recovery in the event of a borrower’s default.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under mortgage or other types of loans that we make, we may not be able to repossess and sell the underlying properties or equity collateral quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and regulations and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a mortgagor or other borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the mortgaged property or other equity collateral or to obtain proceeds sufficient to repay all amounts due to us on the mortgage or other type of loan.

We may make investments in non-U.S. dollar denominated debt, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.

Some of our debt related investments may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated debt investments, in addition to risks inherent in debt investments as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.

We will depend on debtors for our revenue, and, accordingly, our revenue and our ability to make distributions to our stockholders will be dependent upon the success and economic viability of such debtors.

The success of our real estate-related investments will materially depend on the financial stability of the debtors underlying such investments. The inability of a single major debtor or a number of smaller debtors to meet their payment obligations could result in reduced revenue or losses. In the event of a debtor default or bankruptcy, we may experience delays in enforcing our rights as a creditor, and such rights may be subordinated to the rights of other creditors. These events could negatively affect the cash available for distribution to our stockholders.

We may invest in real estate-related preferred equity securities, which may involve a greater risk of loss than traditional debt financing.

We may invest in real estate-related preferred equity securities, which are currently volatile and which securities may involve a higher degree of risk than traditional debt financing due to a variety of factors, including that such investments are subordinate to traditional loans and are not secured. Furthermore, should the issuer default on our investment, we would only be able to proceed against the entity in which we have an interest, and not the property owned by such entity and underlying our investment. As a result, we may not recover some or all of our investment. Since there may be a number of debt obligations that have priority over our preferred stock investment, any determination by us to cure defaults could be costly and we may not have the cash to be able to do so. If we become the equity owner of the issuer, we would be responsible for other liabilities of the issuer, including liabilities relating to taxes and environmental matters.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED ENTITIES

Investments in securities of real estate-related entities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated securities of real estate-related entities.

We may invest in debt or equity securities of both publicly traded and private real estate-related entities (including preferred equity securities having some of the same characteristics as debt). Our investments in such securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of such securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related investments discussed herein.

Equity securities of real estate-related entities are typically unsecured and subordinated to other obligations of the issuer. Investments in such equity securities are subject to risks of: limited liquidity in the secondary trading market in the case of unlisted or thinly traded securities; substantial market price volatility in the case of traded equity securities; subordination to the debt and other liabilities of the issuer, in situations in which we buy equity securities; the possibility that earnings of the issuer may be insufficient to meet its debt service and other obligations and, therefore, to make payments to us on any debt securities we may purchase or to make distributions to us on any equity securities we may purchase; and the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding equity securities and the ability of the issuers thereof to repay principal and interest or make distribution payments.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

The Advisor’s management personnel, other employees and affiliates face conflicts of interest relating to time management and, accordingly, the Advisor’s management personnel, other employees and affiliates may not be able to devote significant time to our business activities and the Advisor may not be able to hire adequate additional employees.

All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties, including, but not limited to, IPT, DPF and the Liquidating Trust. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote significant time to our business activities and the Advisor may not be able to hire adequate additional personnel.

The Advisor and its affiliates or related parties, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and related parties and joint venture partners or co-owners, which could result in actions that are not in our stockholders’ best interests.

The Advisor and its affiliates or related parties receive substantial fees from us in return for their services and these fees could influence the Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees and the Advisor to earn increased acquisition fees and asset management fees;

•	Property dispositions, which allow the Advisor to earn additional asset management fees and distributions from sales;

•	Property acquisitions from third parties or Sponsor affiliated entities or related parties, which may allow the Advisor or its affiliates or related parties to earn additional acquisition, asset management and other fees;

•	Investment opportunities, which may result in more compensation to Sponsor affiliated entities or related parties if allocated to other programs or business ventures instead of us; and

•	Various liquidity events.

Further, the Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, the Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees and asset management fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to the Advisor and management and leasing fees paid to Dividend Capital Property Management LLC (the “Property Manager”) would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. As a component of the asset management fee, the Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize the Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, the Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Dealer Manager will be paid an annual distribution fee with respect to Class T shares and Class W shares until the earliest to occur of several events, including (i) a listing of shares of our common stock on a national securities exchange, and (ii) such Class T shares or Class W shares no longer being outstanding, which could incentivize the Advisor not to recommend a sale, merger or other liquidity event until the Dealer Manager has been paid all distribution fees, because the completion of such transactions would cause the Dealer Manager to no longer be paid such fees. The Advisor or its affiliates or related parties may receive various fees for providing services to any joint venture in which we invest, including but not limited to an asset management fee, with respect to the proportionate interest in the properties held by our joint venture partners or co-owners of our properties. In evaluating investments and other management strategies, the opportunity to earn these fees may lead the Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to the Advisor and its affiliates or related parties, other Sponsor affiliated entities and related parties and other business ventures could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay them distributions or result in a decline in the value of their investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us.

The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor, including, but not limited to, DPF and IPT, for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity or related party.

We may also co-invest or joint venture with other Sponsor affiliated entities and related parties. Even though all such co-investments will be subject to approval by a majority of our board of directors, including a majority of our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party. In addition, we may share control with or cede control of the venture to the Sponsor affiliated entity or related party and decisions could be made that are not in our best interests.

We may enter into transactions with the Advisor or affiliates or other related entities of the Advisor; as a result, in any such transaction, we may not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and we may incur additional expenses.

We may enter into transactions with the Advisor or with affiliates or other related entities of the Advisor. For example, we may purchase assets from affiliates or other related entities of the Advisor that they currently own or hereafter acquire from third parties. The Advisor may also cause us to enter into a joint venture with its affiliates or to dispose of an interest in a property to its affiliates. We may also purchase properties developed and completed by affiliates of the Advisor or provide loans for the development of properties being developed by affiliates of the Advisor. The Advisor and/or its management team could experience a conflict in representing our interests in these transactions. In any such transaction, we will not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties and may receive terms that are less beneficial to us than if such transactions were with a third party. In addition, our independent directors may request that independent legal counsel be provided to them on any matter in which they deem such counsel appropriate or necessary. If the independent directors request independent legal counsel, we will pay the cost of such counsel, which could reduce the cash available to us for other purposes, including paying distributions to our stockholders.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Peter M. Vanderburg, J. R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

The fees we pay to the Advisor and its affiliates or related parties in connection with our public offerings and the operation of our business and the acquisition, management and disposition of our investments were not determined on an arm’s length basis and therefore we do not have the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

Substantial fees will be paid to the Advisor, the Dealer Manager and other affiliates and related parties of the Advisor for services they provide to us in connection with the Initial Public Offering and the operation of our business and the acquisition, management and disposition of our investments. None of these arrangements were determined on an arm’s length basis. As a result, the fees have been determined without the benefit of arm’s length negotiations of the type normally conducted between unrelated parties.

We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.

We will compete with entities sponsored or advised by affiliates of the Sponsor whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our management committee and certain other management representatives associated with other entities to which affiliates of the Advisor are providing similar services.

Notwithstanding the foregoing, the Sponsor and the Advisor have agreed, subject to any future changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for IPT and us: (i) until such time as all of the proceeds from IPT’s public offerings have been substantially invested (the “Core Trigger”) and except as noted below, IPT will have priority over us with respect to (A) industrial properties (including all new stabilized, value add, and forward commitment opportunities, collectively “Core Industrial Investment Opportunities”) located in the U.S. or Mexico; and (B) debt investments related to industrial properties located in the U.S. or Mexico; and (ii) until the later of the Core Trigger or the expiration of the investment period of IPT’s build-to-core fund (the “BTC Fund”) (the later of the foregoing, the “Development Trigger”), and other than development or re-development opportunities associated with our existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with us, IPT will have priority over us with respect to development of industrial properties (including all new speculative and build-to-suit opportunities, collectively, “Industrial Development Opportunities”) located in the U.S. or Mexico.

Affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles that seek to invest in industrial properties including IPT and DPF. Subject to the foregoing provisions regarding our priority relative to IPT, to the extent a potential investment meets the current investment strategy, including portfolio objectives, diversification goals, return requirements and investment timing, for us and any other funds or investment vehicles advised by affiliates of the Sponsor or the Advisor with capital available to invest (the “Applicable Vehicles”), including IPT and DPF, such investment shall be allocated among the Applicable Vehicles on a rotational basis that the Sponsor determines to be fair and reasonable to the Applicable Vehicles. Generally, the investment will be allocated to the Applicable Vehicle that has gone the longest without being allocated an industrial investment opportunity. Exceptions may be made to the general rotation policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (y) characteristics of a particular investment or Applicable Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the investment more advantageous to one of the Applicable Vehicles, or (z) exclusivity, rotation or other priority (each, a “Special Priority”) granted to a particular fund now or in the future, such as the Special Priority described above that has been granted to IPT with respect to the BTC Fund (or a successor fund with similar investment objectives) or in order to reach certain minimum allocation levels with respect to an Applicable Vehicle. IPT’s Special Priority with respect to the BTC Fund for all Industrial Development Opportunities is the only currently existing Special Priority; however, the Sponsor or its affiliates may grant additional Special Priorities for property types in the future and from time to time.

In determining whether an investment opportunity is suitable for us or another program, the Advisor shall examine, among others, the following factors as they relate to us and each other program, which we refer to as the “Allocation Factors”:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value-add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•	The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”);

•	Legal considerations, such as Employee Retirement Income Security Act of 1974 (“ERISA”), and Foreign Investment in Real Property Tax Act (“FIRPTA”), that may be applicable to specific investment platforms;

•	The financial attributes of the investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.

The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.

On November 4, 2015, Industrial Income Trust Inc. (“IIT”) completed its merger with and into Western Logistics LLC and Western Logistics II LLC. Concurrently with the closing of the merger, IIT transferred 11 properties that are under development or in the lease-up stage to the Liquidating Trust, the beneficial interests in which were distributed to then-current IIT stockholders. The Liquidating Trust intends to sell such excluded properties with the goal of maximizing the distributions to IIT’s former stockholders. An affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide asset management, development and construction, and operating oversight services for each excluded property, to assist in the sale of the excluded properties and to provide administrative services to the Liquidating Trust and its subsidiaries. The management services agreement will continue in force throughout the duration of the existence of the Liquidating Trust and will terminate as of the date of termination of the Liquidating Trust. The affiliate of the Advisor will not provide advisory services with respect to acquisitions under the management services agreement, but because lease management services will be provided under the management services agreement, the Advisor may face a conflict of interest when evaluating customer leasing opportunities for our properties and properties owned by the Liquidating Trust, which could negatively impact our ability to attract and retain customers.

If we invest in joint venture or co-ownership arrangements with the Advisor or its affiliates, they may retain significant control over our investments even if our independent directors terminate the Advisor.

While a majority of our independent directors may terminate the Advisor upon 60 days’ written notice, our ability to remove co-general partners or advisors to any entities in which the Advisor or its affiliates serve in such capacities and in which we may serve as general partner or manager is limited. As a result, if we invest in such joint-venture or co-ownership arrangements; an affiliate of the Advisor may continue to maintain a substantial degree of control over our investments despite the termination of the Advisor.

RISKS RELATED TO OUR TAXATION AS A REIT

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ended December 31, 2016. Although we do not intend to request a ruling from the Internal Revenue Service, (“IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion was issued in connection with the Initial Public Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. We have not requested a ruling from the IRS as to our REIT status.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. However, any distributions made would be subject to the favorable tax rate applied to “qualified dividend income.” To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were not treated as a taxable REIT subsidiary, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, in addition to other qualification requirements, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be invested in acquisitions of properties and it is possible that we might be required to borrow funds or sell assets to fund these distributions. It is possible that we might not always be able to continue to make distributions sufficient to meet the annual distribution requirements required to maintain our REIT status, avoid corporate tax on undistributed income and/or avoid the 4% excise tax.

From time to time, we may generate taxable income greater than our income for financial reporting purposes, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate and are also subject to the 3.8% Medicare tax. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and shall increase the adjusted basis of its shares by the excess of such deemed income over the amount of taxes deemed paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any U.S. federal or state taxes we pay will reduce our cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock, or gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and

•	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation, may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego attractive investments. We also may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences or, generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.

The stock ownership limit imposed by the Code for REITs and our charter may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our charter, with certain exceptions, authorizes our board of directors to take the actions that are necessary and desirable to preserve our qualification as a REIT. Unless an exemption is granted by our board of directors, no person (as defined to include entities) may own more than 9.8% in value of our capital stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our common stock. In addition, our charter generally prohibits beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our lessees that would cause us to own, actually or constructively, 10% or more of any of our lessees. Our board of directors may grant an exemption, prospectively or retroactively, in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our charter are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our stockholders.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

Liquidation of assets may jeopardize our REIT status.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect us or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Foreign investors may be subject to FIRPTA on the sale of common stock if we are unable to qualify as a domestically controlled REIT.

A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (10% after December 18, 2015) of the value of our outstanding common stock. We are not currently traded on an established securities market.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Income and gain from “hedging transactions” that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such will be excluded from both the numerator and the denominator for purposes of the gross income and asset tests that apply to REITs. Moreover, any income from a transaction entered into primarily to manage risk of currency fluctuations with respect to any item of income that would be qualifying REIT income under the REIT gross income tests, and any gain from the unwinding of any such transaction, does not constitute gross income for purposes of the REIT annual gross income tests. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions may not be treated as qualifying income for purposes of the REIT gross income tests, and might also give rise to an asset that does not qualify for purposes of the REIT asset tests.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The current presidential administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during the campaign, the President outlined several possible changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the Code. The convergence of the administration’s reform agenda and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments);

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected;

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes;

•	Reduction of the maximum business tax rate from 35% to 15% to 20%;

•	Elimination of the corporate alternative minimum tax;

•	Implementation of a one-time deemed repatriation tax rate of 10% on corporate profits held offshore; and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

The specific details regarding potential tax reforms have not yet emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include changes that may impact existing REIT rules under the Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry or REITs clear. Furthermore, the proposed tax reform may negatively impact our customers’ operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations and could adversely affect our ability to pay distributions to our stockholders.

INVESTMENT COMPANY RISKS

We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. The operation of a business in a manner so as not to be subject to regulation as an investment company requires an analysis of and compliance with complex laws, regulations and SEC staff interpretations, not all of which are summarized herein. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate related securities, and will otherwise be considered to be in the real estate business.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	Limitations on the capital structure of the entity;

•	Restrictions on certain investments;

•	Prohibitions on transactions with affiliated entities; and

•	Public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an “investment company” under the Investment Company Act.

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to ensure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity and that no such entity holds itself out as being engaged primarily in the business of investing in securities. If an entity were to hold investment securities having a value exceeding 40% of the value of the entity’s total assets, and no other exclusion from registration was available, that entity might be required to register as an investment company. In order to avoid such a result, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets, the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and the remaining 45% of the entity’s portfolio be comprised of real estate-type interests (as such terms have been interpreted by the staff of the SEC). SEC staff no-action letters have indicated that the foregoing real estate-type interests test will be met if at least 25% of such entity’s assets are invested in real estate-type interests, which threshold is subject to reduction to the extent that the entity invested more than 55% of its total assets in qualifying interests, and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat as real estate-type interests those assets that do not qualify for treatment as qualifying interests, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying interests and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests and/or real estate-type interests. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

In addition, we, the Operating Partnership and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the Investment Company Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C), discussed above), from the definition of an investment company and the registration requirements under the Investment Company Act.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs (and/or their subsidiaries), including actions by the SEC or its staff providing more specific or different guidance regarding these exclusions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or the SEC staff provides more specific guidance regarding any of the matters bearing upon the exclusions discussed above or other exclusions from the definition of an investment company under the Investment Company Act upon which we may rely, we may be required to change the way we conduct our business or adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we meet the definition of an investment company under the Investment Company Act and we fail to qualify for an exclusion therefrom, our ability to use leverage and other business strategies would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exemption or exclusion from regulation under the Investment Company Act.

If we or the Operating Partnership are required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

ERISA RISKS

If our assets are deemed to be ERISA plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations, once we have 100 stockholders that are independent of us and one another. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on their investment and our performance.

The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which could adversely affect our ability to raise significant capital in the Initial Public Offering.

On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions are scheduled to become applicable for investment transactions on and after April 10, 2017, but generally should not apply to purchases of shares of our common stock before that applicability date. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact our ability to raise capital in the Initial Public Offering and our operations, which could adversely affect our financial condition and results of operations. On March 2, 2017, a proposal by the DOL to delay the applicability date of the regulation for 60 days, or until June 9, 2017, was published in the Federal Register. The DOL’s proposal is subject to a 15-day comment period concerning the delay and also provides for a 45-day comment period concerning the review of the regulation being undertaken by the DOL. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding the implications of the regulation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, we had not yet acquired any real properties.

ITEM 3.	LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. We presently intend to consider alternatives for effecting a Liquidity Event for our stockholders beginning generally after seven to ten years following the investment of substantially all of the net proceeds from all offerings made by us. Although this is our present intention, there can be no assurance that a suitable transaction will be available or that market conditions for a transaction will be favorable during that timeframe.

Alternatively, we may seek to complete a Liquidity Event earlier than seven years following the investment of substantially all of the net proceeds from all offerings made by us. For purposes of the time frame for seeking a Liquidity Event, investment of “substantially all” of the net proceeds means the equity investment of 90% or more of the net proceeds from all offerings made by us.

In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to the Initial Public Offering in their efforts to comply with NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, until we disclose an estimated NAV per share of our common stock, we will report the “net investment value” of our shares, which will be based on the “net proceeds/amount available for investments” percentage shown in the estimated use of proceeds tables included in the prospectus for the Initial Public Offering. This amount is 89.0% of the $10.00 per share offering price of our Class A shares, 94.5% of the $9.42 per share offering price of our Class T shares and 98.5% of the $9.04 per share offering price of our Class W shares. For each class of shares, this amount is equal to $8.90 per share, which is the amount of net proceeds we will receive per share, after payment of the associated sales commissions, dealer manager fees and estimated organization and offering expenses. Pursuant to NASD Conduct Rule 2340, we will disclose an estimated NAV per share of our common stock no later than April 29, 2019, which is the 150th day following the second anniversary of the date on which we broke escrow in the Initial Public Offering, although we may determine to provide an estimated NAV per share earlier. Once we have disclosed an estimated NAV per share, we will report it as the estimated value per share in our annual reports and it will be used as the value for customer account statements and reports to fiduciaries. For a description of the risks associated with the determination of and reliance on a net investment value or an estimated NAV per share of our common stock, see Part I, Item 1A, “Risk Factors—Risks Related to Investing in the Initial Public Offering.”

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

Until our board of directors determines an estimated NAV per share, as disclosed from time to time in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC, the redemption price for each class of shares of our common stock shall be equal to the then-current “net investment value” of the shares. For each class of shares of our common stock, this amount will equal the current offering price of the shares, less the associated sales commission, dealer manager fee and estimated organization and offering expense reimbursement. Initially, the “net investment value” for each class of shares will be $8.90 per share, but this amount is subject to change. As noted above, we will disclose an estimated NAV per share no later than April 29, 2019, although we may determine to provide an estimated NAV per share earlier. After our board of directors determines an estimated NAV per share, the redemption price for each class of shares shall be equal to the most recently disclosed an estimated NAV per share. If the “net investment value” changes or our board of directors determines an estimated NAV per share, then we will provide stockholders 30 days’ prior written notice of the change to the redemption price, which we will provide by filing a Current Report on Form 8-K with the Commission. During the Initial Public Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, a stockholder may not have the opportunity to have shares redeemed prior to the effective date of a change in the redemption price. In addition, if the redemption price changes between the date on which a redemption request is submitted and the date on which shares are redeemed for that quarter, shares will be redeemed at the new redemption price, unless a redemption request is withdrawn by submitting a request in writing that is received by us at any time up to three business days prior to the end of that quarter.

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

Our board of directors may, in its sole discretion, amend, suspend, or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interests of our stockholders. In addition, our board of directors, in its sole discretion, may determine at any time to modify the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined by our board of directors, or may be determined on a different basis. If our board of directors decides to materially amend, suspend or terminate the share redemption program, we will provide stockholders with no less than 30 days’ prior written notice, which we will provide by filing a Current Report on Form 8-K with the SEC. During the Initial Public Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, stockholders may not have the opportunity to make a redemption request prior to any potential suspension, amendment or termination of our share redemption program. Stockholders will have no right to request redemption of their shares of our common stock if the shares of our common stock are listed on a national securities exchange.

Please see the full text of the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K, for all of the terms and conditions of the program.

As of December 31, 2016, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

Cash Distributions and Stock Dividends

Each year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

We intend to accrue and continue to make cash distributions on a quarterly basis. Quarterly cash distributions for each stockholder will be calculated based on the number of days each stockholder has been a stockholder of record. For stockholders participating in the distribution reinvestment plan, distributions attributable to the class of shares they own will be reinvested into additional shares of the same class of common stock. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares pursuant to the distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.

Our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day commencing on the date that the minimum offering requirements were met in connection with the Initial Public Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). We met the minimum offering requirements for the Initial Public Offering on November 30, 2016. Accordingly, the initial quarter commenced on that date and ended on December 31, 2016. The distributions for the Initial Quarter were authorized at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the Initial Quarter were aggregated and paid in January 2017, either in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan.

In addition, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at a quarterly rate of (i) $0.1295 per Class A share of common stock, and (ii) $0.1295 per Class T share and per Class W share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the first quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2017.

There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2016, 100% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 67.6% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 32.4% were funded with proceeds from the issuance of shares under our distribution reinvestment plan (“DRIP shares”). See “Note 6 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the periods indicated below:

	Source of Distributions
	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from Issuance of DRIP Shares (2)		Gross Distributions
2016
December 31	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)	For the year ended December 31, 2016, the Advisor provided expense support of $149,499. See “Note 6 to the Consolidated Financial Statements” for further details.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the year ended December 31, 2016, our cash flow used in operating activities was $480,853 as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $11,121.

In addition to the cash distributions described above, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to $0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of our common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter.

Use of Proceeds

On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making the Initial Public Offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act, and the Initial Public Offering commenced the same day. The Initial Public Offering will end on February 18, 2018, unless extended by our board of directors in accordance with federal securities laws.

As of December 31, 2016, we had raised offering proceeds from the Initial Public Offering of $2,000,000 from the sale of Class A shares. As this amount was deposited by certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly, there were no selling costs incurred.

As of December 31, 2016, we had reimbursed the Advisor $40,000 related to organization expenses, and the only offering expenses incurred by us were in connection with the Private Offering.

As of December 31, 2016, we have not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

Holders

As of March 6, 2017, we had 255,748 shares of our common stock outstanding, held by a total of 284 stockholders, including shares held by our affiliates.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity incentive plan, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

	For the Year Ended December 31,		For the Period from Inception (August 12, 2014) to December 31, 2014 (1)
	2016 (1)	2015 (1)
Operating data:
Total revenues	$—	$—	$—
Total operating expenses	$(309,612)	$—	$—
Total other expenses	$(15,185)	$—	$—
Total expenses before expense support from Advisor	$(324,797)	$—	$—
Expense support from Advisor	$149,499	$—	$—
Net expenses after expense support from Advisor	$(175,298)	$—	$—
Net loss	$(175,298)	$—	$—
Net loss attributable to common stockholders	$(175,298)	$—	$—
Net loss per common share - basic and diluted	$(4.39)	$—	$—
Weighted-average shares outstanding	39,896	20,000	6,099

Distributions:
Total cash distributions declared (2)	$11,121	$—	$—
Cash distributions declared per common share (2)(3)	$0.1295	$—	$—

Cash flow data:
Net cash provided by operating activities	$(480,853)	$—	$—
Net cash provided by financing activities	$1,919,814	$—	$201,000

	As of December 31,
	2016 (1)	2015 (1)	2014 (1)
Balance sheet data:
Cash and cash equivalents	$1,639,961	$201,000	$201,000
Total assets	$2,529,898	$201,000	$201,000
Total liabilities	$415,411	$—	$—
Total stockholders’ equity	$2,114,487	$201,000	$201,000
Total gross equity raised (during the period)	$2,124,600	$—	$201,000
Shares outstanding	255,349	20,000	20,000

(1)	The SEC declared our registration statement for the Initial Public Offering effective on February 18, 2016. We broke escrow on November 30, 2016. We are in the organizational and development stage and have not commenced property operations. The results of our operations are primarily impacted by the timing of our equity raised through the Initial Public Offering. Accordingly, our year-over-year financial data is not directly comparable.
(2)

Cash distributions were authorized to all common stockholders of record as of the close of business on each day of the Initial Quarter. The Company met the minimum offering requirements in connection with the

Initial Public Offering on November 30, 2016. Accordingly, the Initial Quarter commenced on that date and ended on December 31, 2016.
(3)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T and Class W share of common stock less the respective distribution fees that are payable monthly with respect to such Class T and Class W shares (as calculated on a daily basis).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

OVERVIEW

General

Industrial Logistics Realty Trust Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We intend to operate in a manner that will allow us to qualify as a REIT for U.S. federal income tax purposes, which is the year ending December 31, 2016. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On November 25, 2014, we filed an initial public offering of up to $2,000,000,000 in shares of our common stock (the “Initial Public Offering”), including $1,500,000,000 in shares of common stock offered at a price of $10.00 per Class A share and $9.4149 per class T share, and $500,000,000 in shares offered under our distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share. The registration statement was subsequently declared effective by the SEC on February 18, 2016.

On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to our registration statement as amended, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share. The net per share amount of distributions on Class T shares and Class W shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. Our shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock. The offering prices have been rounded to the nearest whole cent throughout this report.

On November 30, 2016, we received an aggregate of $2,000,000 in subscriptions for shares of our common stock from certain of our officers and officers of the Advisor and its affiliates, directly or indirectly. Accordingly, the offering proceeds received from stockholders were released from escrow on November 30, 2016, with respect to all states other than the states of Ohio, Pennsylvania and Washington. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

In addition, on December 1, 2016, we issued to each of 125 separate investors 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, we issued 7,000 Class A shares and 7,000 Class T shares for $124,600 in the Private Offering. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to the Securities Act and Rule 506, promulgated thereunder. The Private Offering also included the issuance of 125 promissory notes in the principal amount of approximately $3,003 per note. Including the promissory notes, we raised an aggregate amount of $500,000 in the Private Offering.

As of December 31, 2016, we had raised gross proceeds of $2,500,000 from the sale of 235,349 shares of our common stock and the issuance of promissory notes in the public and private offerings. See “Note 3 to the Consolidated Financial Statements” for information concerning the public and private offerings and “Note 4 to the Consolidated Financial Statements” for information concerning the promissory notes and the escrow agreement pursuant to which we deposited $481,410 of the total amount raised in the Private Offering with a third-party escrow agent.

Prior to the Initial Public Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 3 to the Consolidated Financial Statements” for additional information.

As of the date of the filing of this Annual Report on Form 10-K, we have not entered into any arrangements to acquire any specific real property or to make any debt or other investments, other than the private placement promissory notes described in “Note 4 to the Consolidated Financial Statements.” We intend to use the net proceeds from the offerings primarily to make investments in real estate assets. We may use the net proceeds from the offerings to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the offerings, and other circumstances existing at the time we make our investments.

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

We expect to manage our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and assuming existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Industrial Real Estate Outlook

Overall, fundamentals for the U.S. industrial real estate sector continue to improve, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. Additionally, the U.S. stock market responded favorably to the outcome of the presidential election and continues to set record highs in 2017 based on expectations that the new president’s policies will focus on significant fiscal stimulus, tax reform and deregulation. We expect moderate economic growth in the U.S. to continue in 2017, which will continue to drive positive demand for warehouse space as companies expand and upgrade their distribution platforms.

While the U.S. economy has continued to improve, the global trade growth slowed during 2016 due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices stabilized during 2016 and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows.

Despite global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space) and rent growth in our primary target markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.

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

The capital markets outlook for commercial real estate is less clear. The recent rise in interest rates and overall global uncertainty has resulted in flatter capitalization rates for industrial real estate over the past several months, which has resulted in slower increases in values and lower transaction volumes than in the prior year. Overall, while there seems to potentially be several years’ worth of runway for industrial real estate fundamentals to continue improving, there are uncertainties as to how real estate investors will price industrial real estate investments in a rising interest rate environment.

RESULTS OF OPERATIONS

As of December 31, 2016, we were in our organizational and development stage and had not commenced property operations. For the year ended December 31, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors and insurance for our independent directors and officers. We had no results of operations for the year ended December 31, 2015, nor for the period from Inception (August 12, 2014) to December 31, 2014.

ADDITIONAL MEASURES OF PERFORMANCE

Funds from Operations (“FFO”) and Company-Defined FFO

We believe that FFO and Company-defined FFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 6 to the Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO and Company-defined FFO. If we had not received expense support from the Advisor, our FFO and Company-defined FFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and also excludes organization costs, each of which are characterized as expenses in determining net loss under GAAP. Organization costs are excluded as they are paid in cash and relate to costs paid in conjunction with the organization of the Company.

Management does not include organization costs as those costs are not expected to be incurred now that we have commenced operations. We use Company-defined FFO to, among other things, evaluate potential performance to determine liquidity event strategies. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO.

We did not have any NAREIT-defined adjustments to GAAP net loss, as we do not own any properties. As such, NAREIT FFO equals GAAP net loss for the periods presented in the table below. However, we did have a Company-defined adjustment to GAAP net loss for organization costs. A reconciliation of net loss to FFO to Company-defined FFO is as follows:

	For the Year Ended December 31,		For the Period From Inception (August 12, 2014) to December 31, 2014	For the Period From Inception (August 28, 2014) to December 31, 2016
	2016	2015
GAAP net loss applicable to common stockholders	$(175,298)	$—	$—	$(175,298)

GAAP net loss per common share	$(4.39)	$—	$—	$(5.96)

Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss applicable to common stockholders	$(175,298)	$—	$—	$(175,298)

NAREIT FFO applicable to common stockholders	$(175,298)	$—	$—	$(175,298)

NAREIT FFO per common share	$(4.39)	$—	$—	$(5.96)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$(175,298)	$—	$—	$(175,298)
Add Company-defined adjustments:
Organization costs	40,000	—	—	40,000

Company-defined FFO applicable to common stockholders	$(135,298)	$—	$—	$(135,298)

Company-defined FFO per common share	$(3.39)	$—	$—	$(4.60)

Weighted-average shares outstanding	39,896	20,000	6,099	29,420

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from the Initial Public Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds will be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Initial Public Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from the Initial Public Offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. Cash used in operating activities of $480,853 for the year ended December 31, 2016 was primarily related to general, administrative, and organization expenses. Cash provided by financing activities of $1,919,814 for the year ended December 31, 2016 was primarily related to net proceeds from the public and private offerings. There was no cash used in or provided by any activities for the year ended December 31, 2015. For the period from Inception (August 12, 2014) to December 31, 2014, cash provided financing activities of $201,000 was related to proceeds from the sale of common stock to the Advisor and the sale of 100 Special Units of the Operating Partnership to the Sponsor.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Offering Proceeds. As of December 31, 2016, the amount of aggregate gross proceeds raised from the public and private offerings was $2,500,000. ($2,099,906 net of direct selling costs). Of this amount, $481,410 is being held in escrow pursuant to the terms of the Private Offering.

Cash Distributions. We intend to accrue and make distributions on a regular basis. For the year ended December 31, 2016, 100% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 67.6% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 32.4% of our total gross distributions were funded with proceeds from the issuance of DRIP shares. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of share pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, interest income from our cash balances, and the net proceeds from primary shares sold in the Initial Public Offering. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the period from November 30, 2016 through December 31, 2016, our board of directors authorized daily cash distributions at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). See “Note 3 to the Consolidated Financial Statements” for additional information. In addition, our board of directors authorized daily cash distributions to all common stockholders of record as of the close of business on each day of the first quarter of 2017 at a quarterly rate of (i) $0.1295 per Class A share of common stock, and (ii) $0.1295 per Class T share and per Class W share of common stock less the annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the first quarter of 2017 will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than April 15, 2017.

In addition to the cash distributions described above, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to $0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of our common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay distributions.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions
	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from Issuance of DRIP Shares (2)		Gross Distributions
2016
December 31	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)	For the year ended December 31, 2016, the Advisor provided expense support of $149,499. See “Note 6 to the Consolidated Financial Statements” for further details.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

SUBSEQUENT EVENTS

Status of Offering

A summary of our public and private offerings (including shares sold through the primary offering, DRIP offering and shares and notes issued in the Private Offering) as of March 6, 2017 is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$2,000,000	$—	$—	$—	$2,000,000
DRIP offering	3,604	—	—	—	3,604
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,065,904	$62,300	$—	$375,400	$2,503,604

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP offering	399	—	—	—	399
Private offering	7,000	7,000	—	—	14,000

Total offering	228,748	7,000	—	—	235,748

(1)	Amount relates to promissory notes issued to stockholders in the Private Offering. See “Note 4 to the Consolidated Financial Statements” for additional details.

As of March 6, 2017, $1,997,996,396 in shares of our common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A shares, Class T shares or Class W shares, including $499,996,396 in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2016, under our various contractual obligations and commitments:

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Notes payable to stockholders (1)	$83,511	$167,021	$167,021	$2,463,162	$2,880,715

Total	$83,511	$167,021	$167,021	$2,463,162	$2,880,715

(1)	Includes principal and interest on debt. See “Note 4 to the Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides specific guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. We do not anticipate the adoption of ASU 2016-15 will have a significant impact on our consolidated financial statements. Upon the adoption of ASU 2016-18, we will update the presentation of restricted cash in our current statement of cash flows to conform to the new requirements.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of December 31, 2016, we have no critical accounting estimates.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2016, our debt consisted of notes payable to certain stockholders at a fixed interest rate.

Fixed Interest Rate Debt. As of December 31, 2016, our fixed interest rate debt consisted of $375,400 of promissory notes issued to 125 separate investors in conjunction with the Private Offering, (collectively the “Notes”). The Notes are fixed and therefore not subject to interest rate fluctuations. See “Note 4 to the Consolidated Financial Statements” for additional information. We do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Industrial Logistics Realty Trust Inc.:

We have audited the accompanying consolidated balance sheets of Industrial Logistics Realty Trust Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2016 and 2015, and the period from Inception (August 12, 2014) to December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Logistics Realty Trust Inc. and subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years ended December 31, 2016 and 2015, and the period from Inception (August 12, 2014) to December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Denver, Colorado

March 15, 2017

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,639,961	$201,000
Restricted cash	481,410	—
Prepaid expenses	259,717	—
Due from affiliates	148,810	—

Total assets	$2,529,898	$201,000

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$100,914	$—
Notes payable to shareholders, net	303,376	—
Distributions payable	11,121	—

Total liabilities	415,411	—
Commitments and contingencies (Note 8)

Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share - 225,000,000 shares authorized, 248,349 and 20,000 shares issued and outstanding, respectively	2,483	200
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, 7,000 and 0 shares issued and outstanding, respectively	70	—
Class W common stock, $0.01 par value per share - 75,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,297,353	199,800
Accumulated deficit	(186,419)	—

Total stockholders’ equity	2,113,487	200,000
Noncontrolling interests	1,000	1,000

Total equity	2,114,487	201,000

Total liabilities and equity	$2,529,898	$201,000

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From Inception (August 12, 2014) to December 31, 2014

	2016	2015
Revenues:
Rental revenues	$—	$—	$—

Total revenues	—	—	—

Operating expenses:
General and administrative expenses	269,612	—	—
Organization expenses, related party	40,000	—	—

Total operating expenses	309,612	—	—

Operating loss	(309,612)	—	—

Other income and expenses
Interest income	(82)	—	—
Interest expense and other	15,267	—	—

Total other expenses	15,185	—	—

Total expenses before expense support	324,797	—	—
Total expense support from the Advisor	149,499	—	—

Net expenses after expense support	175,298	—	—

Net loss	(175,298)	—	—
Net loss attributable to noncontrolling interests	—	—	—

Net loss attributable to common stockholders	$(175,298)	$—	$—

Weighted-average shares outstanding	39,896	20,000	6,099

Net loss per common share - basic and diluted	$(4.39)	$—	$—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity

	Shares	Amount
Balance as of Inception (August 12, 2014)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	—	—
Issuance of common stock	20,000	200	199,800	—	—	200,000
Issuance of special units	—	—	—	—	1,000	1,000

Balance as of December 31, 2014	20,000	$200	$199,800	$—	$1,000	$201,000

Net loss	—	—	—	—	—	—

Balance as of December 31, 2015	20,000	$200	$199,800	$—	$1,000	$201,000

Net loss	—	—	—	(175,298)	—	(175,298)
Issuance of common stock	235,349	2,353	2,122,247	—	—	2,124,600
Offering costs	—	—	(24,694)	—	—	(24,694)
Distributions to stockholders	—	—	—	(11,121)	—	(11,121)

Balance as of December 31, 2016	255,349	$2,553	$2,297,353	$(186,419)	$1,000	$2,114,487

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,		For the Period From Inception (August 12, 2014) to December 31, 2014

	2016	2015
Operating activities:
Net loss	$(175,298)	$—	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of financing costs	2,058	—	—
Changes in operating assets and liabilities:
Prepaid expenses	(259,717)	—	—
Accounts payable and accrued liabilities	100,914	—	—
Due from affiliates	(148,810)	—	—

Net cash used in operating activities	(480,853)	—	—

Financing activities:
Proceeds from notes to shareholders	375,400	—	—
Financing costs paid	(74,082)	—	—
Proceeds from issuance of common stock	2,124,600	—	200,000
Proceeds from issuance of Special Units	—	—	1,000
Offering costs paid upon issuance of common stock	(24,694)	—	—
Restricted cash	(481,410)	—	—

Net cash provided by financing activities	1,919,814	—	201,000

Net increase in cash and cash equivalents	1,438,961	—	201,000
Cash and cash equivalents, at beginning of period	201,000	201,000	—

Cash and cash equivalents, at end of period	$1,639,961	$201,000	$201,000

Supplemental disclosure of non-cash investing and financing activities:
Interest paid	$13,209	—	—
Distributions payable	11,121	—	—

See accompanying Notes to Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Industrial Logistics Reality Trust Inc. (formerly known as Logistics Property Trust Inc.) (the “Company”) is a Maryland corporation formed on August 12, 2014 (“Inception”). Unless the context otherwise requires, the “Company” refers to Industrial Logistics Realty Trust Inc. and its consolidated subsidiary, ILT Operating Partnership LP (the “Operating Partnership”).

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2016, the Company has neither purchased nor contracted to purchase any properties, real estate debt, or real estate-related equity securities, nor have any probable acquisitions been identified.

The Company intends to operate in a manner that will allow it to qualify as a real estate investment trust (“REIT”) for federal income tax purposes commencing with its taxable year ended December 31, 2016. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the operating partnership, ILT Operating Partnership LP, a Delaware limited partnership of which we are the sole general partner and a limited partner.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Basis of Consolidation

The consolidated financial statements include the accounts of Industrial Logistics Realty Trust Inc. and the Operating Partnership as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

Use of Estimates

GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. Actual results could differ from these estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period they are determined to be necessary.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

Other Assets

Other assets include prepaid directors’ and officers’ insurance.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities primarily consist of amounts payable related to compensation to the Company’s independent directors and accrued legal fees.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its maturity date. As of December 31, 2016, deferred financing costs relate to the notes payable to certain stockholders. See “Note 4” for further details. Accumulated amortization of deferred financing costs was $2,058 as of December 31, 2016. Additionally, the Company’s interest expense for the year ended December 31, 2016 included $2,058 of amortization of financing costs. There were no deferred financing costs for the year ended December 31, 2015 or for the period from Inception (August 12, 2014) to December 31, 2014.

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. See “Note 7” for additional information.

Organization and Offering Expenses

Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds. If the Company is not successful in raising equity proceeds, no additional amounts will be payable by the Company to ILT Advisors LLC (the “Advisor”) for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 6” for additional information regarding when organization and offering expenses become reimbursable.

Income Taxes

The Company intends to qualify as a REIT under the Internal Revenue Code of 1986, as amended, beginning with its taxable year ended December 31, 2016. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Net Loss Per Common Share

The Company computes net loss per common share by dividing net loss by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2016 and 2015, and for the period from Inception (August 12, 2014) to December 31, 2014.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not anticipate the adoption of ASU 2016-15 will have a significant impact on its consolidated financial statements. Upon the adoption of ASU 2016-18, the Company will update the presentation of restricted cash in its current statement of cash flows to conform to the new requirements.

3. STOCKHOLDERS’ EQUITY

Initial Public Offering

On November 25, 2014, the Company filed a registration statement with the SEC on Form S-11 in connection with the initial public offering of up to $2,000,000,000 in shares of common stock (the “Initial Public Offering”). The registration statement was subsequently declared effective on February 18, 2016. Pursuant to its initial registration statement, prior to the amendment described below, the Company had been offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share and $9.4149 per Class T share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.50 per Class A share and $9.4149 per Class T share.

On July 1, 2016, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock offered pursuant to its registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to its registration statement, as amended, the Company is offering for sale up to $1,500,000,000 in shares of common stock at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.0355 per share for all classes. The Class A shares, Class T shares and Class W shares have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 6.” The per share amount of distributions paid on Class T shares and Class W shares will be lower than the per share amount of distributions paid on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. The Company’s shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock. The offering prices have been rounded to the nearest whole cent throughout this report.

The Company is offering to sell its common stock in any combination of Class A shares, Class T shares and Class W shares with a dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Dividend Capital Securities LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Initial Public Offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Initial Public Offering, but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that will end no later than two years after the effective date of the Initial Public Offering, or February 18, 2018, unless extended by the Company’s board of directors in accordance with federal securities laws.

On November 30, 2016, the Company received an aggregate of $2,000,000 in subscriptions for shares of the Company’s common stock from certain of the Company’s officers and officers of the Advisor and its affiliates, directly or indirectly. Accordingly, the Company received sufficient proceeds to satisfy the minimum offering requirements for the Initial Public Offering and the offering proceeds received from stockholders were released from escrow on November 30, 2016, with respect to all states other than the states of Ohio, Pennsylvania and Washington. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

Private Offering

On December 1, 2016, the Company issued to each of 125 separate investors 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, the Company issued 7,000 Class A shares and 7,000 Class T shares for $124,600 (the “Private Offering”). The Company issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. In conjunction with issuing these shares, the Company incurred offering costs of $24,694. These costs were determined to be a cost of raising capital and were recorded as additional paid-in capital. The Private Offering also included the issuance of promissory notes to the investors, as described in “Note 4.”

Summary of the Public and Private Offerings

A summary of the Company’s public and private offerings (including shares sold through the primary offering, distribution reinvestment plan (“DRIP”) offering and shares and notes issued in the Private Offering), as of December 31, 2016, is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$2,000,000	$—	$—	$—	$2,000,000
DRIP offering	—	—	—	—	—
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,062,300	$62,300	$—	$375,400	$2,500,000

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP offering	—	—	—	—	—
Private offering	7,000	7,000	—	—	14,000

Total offering	228,349	7,000	—	—	235,349

(1)	Amount relates to promissory notes issued to stockholders in the Private Offering. See “Note 4” for additional details.

As of December 31, 2016, $1,998,000,000 in shares of common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A, Class T and Class W shares, including $500,000,000 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Class W		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of Inception (August 12, 2014)	—	$—	—	$—	—	$—	—	$—
Issuance of common stock (1)	20,000	200	—	—	—	—	20,000	200

Balance as of December 31, 2014	20,000	$200	—	$—	—	$—	20,000	$200

Issuance of common stock	—	—	—	—	—	—	—	—

Balance as of December 31, 2015	20,000	$200	—	$—	—	$—	20,000	$200

Issuance of common stock:
Primary shares	221,349	2,213	—	—	—	—	221,349	2,213
Private offering shares	7,000	70	7,000	70	—	—	14,000	140

Balance as of December 31, 2016	248,349	$2,483	7,000	$70	—	$—	255,349	$2,553

(1)	In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor. See “Note 6” for additional information.

Cash Distributions

The Company intends to continue to accrue and make cash distributions on a quarterly basis. The Company met the minimum offering requirements for the Initial Public Offering on November 30, 2016. Accordingly, the initial quarter commenced on that date and ended on December 31, 2016 (the “Initial Quarter”). Quarterly cash distributions for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Stockholders may elect to have cash distributions reinvested in shares of the same class as the shares to which the distributions relate through its distribution reinvestment plan. The distributions for the Initial Quarter were authorized at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the Initial Quarter were paid in cash or reinvested in shares of the Company’s common stock for those electing to participate in the distribution reinvestment plan in January 2017.

Distributions will be calculated based on the number of days each stockholder has been a stockholder of record. For stockholders participating in the distribution reinvestment plan, distributions attributable to the class of shares they own are reinvested into additional shares of the same class of common stock. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares pursuant to the distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of the Company’s expenses, proceeds from the sales of assets, and the Company’s cash balances. The Company has not established a cap on the amount of its distributions that may be paid from any of these sources.

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2016
December 31 (4)	January 2017	$0.12950	$7,517	$3,604	$—	$11,121

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share of common stock. The Company’s board of directors authorized distributions at this rate per Class T and Class W share of common stock less the respective distribution fees that are payable monthly with respect to such Class T and Class W shares (as calculated on a daily basis).
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T and Class W shares sold in the primary portion of the Initial Public Offering only. Refer to “Note 6” for further detail regarding distribution fees. Since no Class T or Class W shares have been issued in connection with the Initial Public Offering, no distribution fees have been incurred as of December 31, 2016.
(3)	Gross distributions are total distributions before the deduction of distribution fees.
(4)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day of the Initial Quarter. The Company met the minimum offering requirements in connection with the Initial Public Offering on November 30, 2016. Accordingly, the Initial Quarter commenced on that date and ended on December 31, 2016.

Redemptions

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock for cash at a price equal to the then-current “net investment value” of the shares (unless and until the Company’s board of directors has determined an estimated net asset value (“NAV”) per share, at which point the redemption price for each class of shares will be equal to the estimated NAV per share most recently disclosed by the Company). Shares of common stock must be held for a minimum of 18 months, subject to certain exceptions. The Company is not obligated to redeem shares of its common stock under the share redemption program. The Company presently intends to limit the number of shares to be redeemed during any consecutive 12-month period to no more than five percent of the number of shares of common stock outstanding at the beginning of such 12-month period. The Company also intends to limit redemptions in accordance with a quarterly cap.

As of December 31, 2016, the Company had not redeemed any shares of its common stock.

4. NOTES PAYABLE TO STOCKHOLDERS

On December 1, 2016, the Company issued to each of the 125 separate investors in the Private Offering (as described in “Note 3”) a promissory note with a principal amount of approximately $3,003 (each a “Note” and collectively the “Notes”). The purchase price for each Note was approximately $3,003, for an aggregate amount of approximately $375,400. The Company will pay interest on the unpaid principal amount of the Notes at a rate of 18.25% per annum per Note payable semi-annually in arrears. The Notes mature on November 30, 2046. Some or all of the Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the eighteen-month anniversary of the issue date of the Note, the Company will pay on the date of such prepayment a one-time premium equal to $300 per Note. The Company issued the Notes as part of the Private Offering in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder. For the year ended December 31, 2016, the Company incurred $74,082 in deferred financing costs related to the Notes.

The Company raised an aggregate of $500,000 from the Private Offering, which included the issuance of common stock and the Notes. Of this aggregate amount, the Company deposited $481,410 with a third-party escrow agent. This deposit was made pursuant to an escrow agreement the Company entered into in connection with the issuance of the Notes. The funds will be held in escrow as security for the repayment of the Notes and are equal to the amount necessary to repay the principal of the Notes, two semi-annual interest payments and the pre-payment premiums that would apply if the Notes were prepaid up to 18 months after issuance. The third-party escrow agent will release the escrowed funds to the Company after the Company has raised at least $10,000,000 in the Initial Public Offering from investors unaffiliated with the Company.

5. INCOME TAXES

The Company has concluded that there was no impact related to uncertain tax positions from the results of operations of the Company for the years ended December 31, 2016 and 2015, and for the period from Inception (August 12, 2014) to December 31, 2014. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination is 2014.

Distributions

Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. As distributions were not paid until January 2017, there was no taxability of the Company’s distributions for the years ended December 31, 2016 or 2015, or for the period from Inception (August 12, 2014) to December 31, 2014.

6. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated February 9, 2017, (the “Advisory Agreement”), by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends February 9, 2018, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the amended and restated dealer manager agreement, dated as of July 1, 2016, by and among the Company, the Advisor and the Dealer Manager. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial

Public Offering and for the investment and management of the Company’s assets. The following summarizes these fees and expense reimbursements:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. The Company will not pay sales commissions on Class W shares. No sales commissions had been incurred as of December 31, 2016.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, all or a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. The Company will not pay dealer manager fees on Class W shares. No dealer manager fees had been incurred as of December 31, 2016.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T and Class W shares only. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares and Class W shares issued in the primary offering in an amount equal to 1.0% per annum and 0.60% per annum, respectively, of (i) the current gross offering price per Class T share or Class W share, respectively, or (ii) if the Company is no longer offering shares in a public offering, the estimated per share value of Class T shares or Class W shares of our common stock, respectively. If the Company reports an estimated per share value prior to the termination of the Initial Public Offering, the distribution fee will continue to be calculated as a percentage of the current gross offering price per Class T share or Class W share, as applicable. Following the termination of the Initial Public Offering, the distribution fee will continue to be calculated as a percentage of the gross offering price in effect immediately prior to the termination of the Initial Public Offering until the Company reports an estimated per share value following the termination of the Initial Public Offering. Once the Company reports an estimated per share value following the termination of the Initial Public Offering, the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Initial Public Offering or an estimated per share value reported after termination of the Initial Public Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares or Class W shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share or Class W share was issued.

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

The Company will cease paying distribution fees with respect to each Class T share and Class W share held in any particular account on the earliest to occur of the following: (i) a listing of shares of the Company’s common stock on a national securities exchange; (ii) such Class T share or Class W shares, respectively, no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares, Class T shares and Class W shares would be in excess of 10% of the gross proceeds of the primary portion of the Initial Public Offering; or (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares or Class W shares, respectively, held by a stockholder within his or her particular account would be in excess of 10% of the total gross investment amount at the time of purchase of the respective primary Class T shares or Class W shares held in such account. The Company cannot predict if or when this will occur. All Class T shares and/or Class W shares will automatically convert into Class A shares upon a listing of shares of the Company’s common stock on a national securities exchange. With respect to item (iv) above, all of the Class T shares and/or all of the Class W shares held in a stockholder’s account will automatically convert into Class A shares as of the last calendar day of the month in which the 10% limit on a particular account was reached with respect to the shares of such class in the particular account. Following the conversion of their Class T shares and/or Class W shares into Class A shares, those stockholders continuing to participate in the Company’s distribution reinvestment plan will receive Class A shares going forward at the then-current distribution reinvestment plan price per Class A share, which may be higher than the distribution reinvestment plan price that they were previously paying per Class T share and/or Class W share, respectively.

All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares and/or Class W shares, referred to as servicing broker dealers.

No distribution fees had been incurred as of December 31, 2016.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. The Company refers to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or the Company’s proportional interest therein), including, in all instances, real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which the Company refers to collectively as development services, or overseeing the provision of these services by third parties on the Company’s behalf, which the Company refers to as development oversight services, the acquisition fee, which the Company refers to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or the Company’s proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to the Company, the third party will be compensated directly by the Company and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 2.0% of the Company’s proportionate share of the purchase price of the property owned by any real estate-related entity in which the Company acquires a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP, and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price or origination amount, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of real property-related debt investment or other investment related to or which represents a direct or indirect interest in real property mortgages or other real property-related debt. No acquisition fees had been incurred as of December 31, 2016.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio (or the Company’s proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which the Company owns a majority economic interest or that the Company consolidates for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that the Company owns, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” includes: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of the Company’s common stock on a national securities exchange or the receipt by the Company’s stockholders of securities that are listed on a national securities exchange in exchange for the Company’s common stock. No asset management fees had been incurred as of December 31, 2016.

Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market-based percentage of the annual gross revenues of the applicable property. For each property managed by the Property Manager or its affiliates and owned by the Company, the fee is expected to range from 2.0% to 5.0% of the annual gross revenues. The Company may also pay the Property Manager or its affiliates a separate fee for initially leasing-up its properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such initial leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues under the lease). No property management or leasing fees had been incurred as of December 31, 2016.

Organization and Offering Expenses. The Company reimburses the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of its public offerings. Pursuant to the Advisory Agreement, the Company has capped the amount that it reimburses the Advisor and its affiliates for the Company’s cumulative organization expenses and the expenses of its public offerings at 2.0% of aggregate gross offering proceeds from the sale of shares in its public offerings, including from shares issued pursuant to its distribution reinvestment plan. Although the reimbursement is subject to this 2.0% cap, the Company currently estimates that the maximum reimbursement to be paid to the Advisor and its affiliates for such organization and offering expenses will be equal to approximately 1.5% of gross offering proceeds from its current public offering.

The Advisor or an affiliate of the Advisor is responsible for the payment of the Company’s cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for the Company’s public offerings. Organization and offering expenses are accrued by the Company only to the extent that the Company is successful in raising gross offering proceeds from its public offering. If the Company is not successful in raising additional offering proceeds, no additional amounts will be payable by the Company to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

As of December 31, 2016, the Advisor had incurred $2,929,847 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of December 31, 2016, the Company had reimbursed the Advisor $40,000 related to organization costs.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, the Company is also obligated, subject to certain limitations, to reimburse the Advisor for all of the costs it incurs in connection with the services it provides to the Company, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee. The Advisor may utilize its employees to provide such services and in certain instances those employees may include the Company’s executive officers. As of December 31, 2016, no other expense reimbursements had been incurred.

Transactions with Affiliates

In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor at a price of $10.00 per share. Additionally, the Operating Partnership issued 20,000 Operating Partnership Units (“OP Units”) to the Company in exchange for $200,000. The Operating Partnership also issued 100 partnership units (“Special Units”) to the Sponsor for consideration of $1,000. These units are classified as noncontrolling interests. See “Note 7” for additional information.

Expense Support Agreement

On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending September 30, 2019, the Advisor has agreed to defer payment of all or a portion of the asset management fees otherwise payable to it pursuant to the Advisory Agreement, if Company-defined funds from operations (“CDFFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the quarterly distribution rate for Class A shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). The amount of the asset management fees that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fees payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, if in a given calendar quarter, the Company’s CDFFO is less than Baseline Distributions for such quarter, and the deferred asset management fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor will be required to fund certain expenses of the Company or the Operating Partnership in an amount equal to such Deficiency. In no event will the aggregate of the deferred asset management fees and the Deficiency support payments exceed $30,000,000 (the “Maximum Amount”).

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

The table below provides information regarding the asset management fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2016, no amounts had been reimbursed to the Advisor by the Company.

	For the Year Ended December 31,		For the Period From Inception (August 12, 2014) to December 31, 2014

	2016	2015	2014
Asset management fees deferred	$—	$—	$—
Other expenses supported	149,499	—	—

Total expense support from Advisor (1)	$149,499	$—	$—

(1)	As of December 31, 2016, $149,499 of expense support was payable to the Company by the Advisor.

7. NONCONTROLLING INTERESTS

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

8. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

9. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2016
Total revenues	$—	$—	$—	$—
Total operating expenses	$—	$(88,763)	$(59,375)	$(161,474)
Total other expenses	$—	$—	$—	$(15,185)
Expense support from the Advisor	$—	$—	$—	$149,499
Net loss	$—	$(88,763)	$(59,375)	$(27,160)
Net loss attributable to common stockholders	$—	$(88,763)	$(59,375)	$(27,160)
Net loss per common share - basic and diluted (1)	$—	$(4.44)	$(2.97)	$(0.27)
Weighted-average shares outstanding	20,000	20,000	20,000	99,150

2015
Total revenues	$—	$—	$—	$—
Total operating expenses	$—	$—	$—	$—
Net loss	$—	$—	$—	$—
Net loss attributable to common stockholders	$—	$—	$—	$—
Net loss per common share - basic and diluted (1)	$—	$—	$—	$—
Weighted-average shares outstanding	20,000	20,000	20,000	20,000

(1)	Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

10. SUBSEQUENT EVENTS

Status of Offering

A summary of the Company’s public and private offerings (including shares sold through the primary offering, DRIP offering and shares and notes issued in the Private Offering) as of March 6, 2017 is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$2,000,000	$—	$—	$—	$2,000,000
DRIP offering	3,604	—	—	—	3,604
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,065,904	$62,300	$—	$375,400	$2,503,604

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP offering	399	—	—	—	399
Private offering	7,000	7,000	—	—	14,000

Total offering	228,748	7,000	—	—	235,748

(1)	Amount relates to promissory notes issued to stockholders in the Private Offering. See “Note 4” for additional details.

As of March 6, 2017, $1,997,996,396 in shares of the Company’s common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A shares, Class T shares or Class W shares, including $499,996,396 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	56	Chief Executive Officer and Director
Evan H. Zucker	51	Chairman and Director
Marshall M. Burton	48	Independent Director
Stanley A. Moore	78	Independent Director
John S. Hagestad	70	Independent Director
Charles B. Duke	59	Independent Director
Thomas G. McGonagle	57	Chief Financial Officer
Joshua J. Widoff	46	Executive Vice President, Secretary and General Counsel

Dwight L. Merriman III has served as Chief Executive Officer since November 2014. Mr. Merriman also has served as a member of the board of directors and as a member of the board of managers of the Advisor since November 2014. Mr. Merriman has served as the Chief Executive Officer and as a member of the board of directors of Industrial Property Trust Inc. (IPT) since January 2013. Mr. Merriman also has served as a member of the board of managers of Industrial Property Advisors LLC, the advisor to IPT, since January 2013. Mr. Merriman also served as the Chief Executive Officer of Industrial Income Trust Inc. (IIT) from March 2010 until November 2015, and has served as the Chief Executive Officer of Industrial Income Advisors LLC, the former advisor to IIT, since March 2010. Mr. Merriman also served as a member of the board of directors of IIT from February 2011 until November 2015, and has served as a member of the board of managers of Industrial Income Advisors LLC since March 2010. Mr. Merriman also has served as a member of the board of trustees of the Liquidating Trust since November 2015. Mr. Merriman has over 30 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC, or “Stockbridge,” a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds, or “RREEF,” a real estate investment management company, in charge of RREEF’s development and value-added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value-added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.

We believe that Mr. Merriman’s qualifications to serve on our board of trustees include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.

Evan H. Zucker serves as the Chairman of the board of directors and as a director since November 2014. Mr. Zucker has served as the Chairman of the board of directors and as a director of IPT since January 2013.

Mr. Zucker also served as the President of IIT from October 2009 until his election to the board of directors of IIT as Chairman in March 2010. He served as Chairman of IIT until November 2015. Mr. Zucker has served as a manager of the Advisor since November 2014; a manager of Industrial Property Advisors LLC, the advisor to IPT, since January 2013; a manager of Industrial Income Advisors LLC, the former advisor to IIT, since October 2009; and a manager of Dividend Capital Total Advisors LLC, the advisor to Dividend Capital Diversified Property Fund Inc. (“DPF”) since April 2005. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co-founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2016, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $16.7 billion. In 1993, Mr. Zucker co-founded American Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics REIT that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.

We believe that Mr. Zucker’s qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 20 years of experience with Black Creek Group LLC as a co-founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of an advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp. (which subsequently became Keystone Property Trust, NYSE: KTR).

Marshall M. Burton has served as an independent director of the board of directors since August 2015. Mr. Burton also has served as an independent director on the board of directors of IPT since March 2013 and of IIT from December 2009 until November 2015. Mr. Burton also has served as an independent trustee on the board of trustees of the Liquidating Trust since November 2015. Mr. Burton has approximately 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi-family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co-founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer, or “Opus,” where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full-service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co-founder of Denver Capital Corporation, a multi-bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President-elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.

We believe that Mr. Burton’s qualifications to serve on our board of trustees include his over 16 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.

Stanley A. Moore has served as an independent director of our board of directors since August 2015. Mr. Moore also has served as an independent director on the board of directors of IPT since March 2013 and of IIT from February 2011 until November 2015. Mr. Moore also has served as an independent trustee on the board of trustees of the Liquidating Trust since November 2015. Mr. Moore is a co-founder and chairman and the former Chief Executive Officer of Overton Moore Properties, or “OMP,” a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed-use space. He served as Chief Executive Officer of OMP from 1975 until January 2010 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles. His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews.

We believe that Mr. Moore’s qualifications to serve on our board of trustees include his over 40 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.

John S. Hagestad has served as an independent director of the board of directors since August 2015. Mr. Hagestad also has served as an independent director on the board of directors of IPT since September 2015. Mr. Hagestad is Senior Managing Director and co-founder of SARES●REGIS Group, a vertically integrated real estate development services company focusing on both commercial and residential real estate. Mr. Hagestad has served in this role since 1993 and is responsible for overseeing all of SARES●REGIS Group’s commercial activities which includes the development, investment and management divisions. Mr. Hagestad serves on SARES●REGIS Group’s Executive Management Committee, which approves all property acquisitions and investment decisions and provides strategic planning for the future. During his career, Mr. Hagestad has been responsible for the acquisition and development of over 85 million square feet of commercial, office and industrial property totaling more than $6 billion in value. In 1972, he joined the Koll Company as a Vice President for project acquisition and development. Three years later he joined The Sammis Company as a founding partner responsible for all matters of finance and administration, with emphasis on lender and partner relationships. In 1990, Mr. Hagestad became President and Chief Executive Officer of the SARES Company (the successor to The Sammis Company), where he was instrumental in its merger with The Regis Group to create the SARES●REGIS Group in 1993. Mr. Hagestad is a Certified Public Accountant and holds a bachelor’s degree in Business Administration and a master’s degree in Finance from the University of Southern California. He is a past trustee of the Urban Land Institute, a member of the Marshall School of Business Board of Leaders at the University of Southern California, the UCI Center for Real Estate, The Fisher Center for Real Estate and Urban Economics at UC Berkeley and the Real Estate Roundtable. He is also on the Board of Trustees / Directors for the Cystinosis Research Foundation.

We believe that Mr. Hagestad’s qualifications to serve on our board of directors include his over 40 years of involvement in overseeing the development, acquisition and management of commercial, office and industrial real estate, in addition to his valuable accounting background. This experience provides a valuable perspective on the various facets of the real estate industry.

Charles B. Duke has served as an independent director on the board of directors since February 2016. Mr. Duke has also served as an independent director on the board of directors of IPT since March 2013 and as an independent director of the board of directors of DPF since January 2006. Mr. Duke also served as an independent director on the board of directors of IIT from December 2009 until November 2015 when IIT was sold. Mr. Duke is currently founder and Chief Executive Officer of To-Table Inc. (“To-Table”), a retailer of specialty gourmet foods. Prior to founding To-Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers: Mr. Duke served as Executive Vice President of IJR, Inc. in Phoenix, Arizona, from October 2012 to July 2014, and as the founder, President and Chief Executive Officer of Legacy Imaging, Inc. from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including founder, president, and owner of Careyes Corporation, a private bank, registered investment advisor and a member of FINRA based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment-banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved in primarily mergers and acquisitions, financing, and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.

Our board of directors has determined that Mr. Duke is the audit committee financial expert. In that role, we believe that Mr. Duke brings a unique perspective to the audit committee, as he is the only audit committee member with investment banking experience. We believe Mr. Duke’s qualifications to serve on our board of directors include his considerable business and financial experience, including specifically his experience as founder and president of a private bank and as Chief Financial Officer of a significant organization.

Thomas G. McGonagle has served as Chief Financial Officer since November 2014. Mr. McGonagle has served as Chief Financial Officer of IPT since March 2014, as the Chief Financial Officer and Treasurer of IPT from January 2013 to March 2014, and as the Chief Financial Officer of the Liquidating Trust since November 2015. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until November 2015, and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining IIT, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the Board of Directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President—Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation, at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co-Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large-scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From August 2007 until the sale of the company in January 2011, Mr. McGonagle served as a director of Pinnacle. From 2006 until the sale of the company in 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Tuck School of Business at Dartmouth College.

Joshua J. Widoff has served as Executive Vice President, Secretary and General Counsel since November 2014. Mr. Widoff has served as the Executive Vice President, Secretary and General Counsel of IPT since September 2012. Mr. Widoff also has served as the Executive Vice President, Secretary and General Counsel of the Liquidating Trust since November 2015. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as General Counsel and Secretary of DPF since September 2007, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice-Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his undergraduate degree from Trinity University in Texas and his law degree from the University of Colorado School of Law.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of the Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.industriallogisticsrealtytrust.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Directors

The following table sets forth information regarding compensation to our independent directors during 2016:

Name	Fees Earned or Paid in Cash	Total
Marshall M. Burton	$51,346	$51,346
Stanley A. Moore	$57,280	$57,280
John S. Hagestad	$43,846	$43,846
Charles B. Duke	$62,541	$62,541

During 2016, we paid each of our independent directors $8,750 per quarter, plus $2,500 for each board of directors or committee meeting attended in person or by telephone. All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we did not pay additional compensation for services rendered as a director.

We also paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees:

•	$12,500 to the Chairperson of our Audit Committee;

•	$10,000 to the Chairperson of our Investment Committee; and

•	$5,000 to the Chairperson of our Nominating and Corporate Governance Committee.

Changes to Director Compensation Effective January 1, 2017

In 2016, we retained Frederic W. Cook & Co., a nationally recognized compensation consulting firm specializing in the real estate industry to conduct a peer review of our compensation program for our independent directors. Following such review, it was determined that it was advisable and in the best interests of the Company to revise the compensation of our independent directors effective as of January 1, 2017.

Therefore, beginning January 1, 2017, we will pay each of our independent directors $12,500 per quarter, plus $2,500 for each board of directors or committee meeting attended in person or by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.

We also will pay the following annual retainers (to be prorated for a partial term) to the Chairpersons of our board committees:

•	$15,000 to the Chairperson of our Audit Committee;

•	$10,000 to the Chairperson of our Investment Committee; and

•	$10,000 to the Chairperson of our Nominating and Corporate Governance Committee.

Executive Compensation

Compensation Discussion and Analysis

Because the Advisory Agreement provides that the Advisor will assume principal responsibility for managing our affairs, we have no employees, and our executive officers, in their capacities as such, do not receive compensation from us, nor do they work exclusively on our affairs. In their capacities as officers or employees of the Advisor or its affiliates, they will devote such portion of their time to our affairs as is required for the performance of the duties of the Advisor under the Advisory Agreement. The compensation received by our executive officers is not paid or determined by us, but rather by an affiliate of the Advisor based on all of the services provided by these individuals. See “Certain Relationships and Related Transactions” below for a summary of the fees and expenses payable to the Advisor and other affiliates.

Compensation Committee Report

We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to the board of directors, and the board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.

INDEPENDENT DIRECTORS:

Marshall M. Burton

Stanley A. Moore

John S. Hagestad

Charles B. Duke

The foregoing report shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act, or under the Exchange Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Compensation Committee Interlocks and Insider Participation

We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2016, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2016, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.

We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Advisor currently owns 20,000 shares of our common stock. The Sponsor has contributed $1,000 to the Operating Partnership in exchange for 100 Special Units. For so long as the Advisor serves as our advisor, the Advisor may not sell its initial investment in 20,000 shares of our common stock, and the Sponsor may not sell its Special Units.

The following table shows, as of December 31, 2016, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
ILT Advisors Group LLC (Sponsor) (2)	—	100 Special Units (3)	N/A
ILT Advisors LLC (Advisor) (2)	—	20,000 shares	7.8%
Evan H. Zucker (2)	Chairman, Director	41,983 shares	16.4%
Dwight L. Merriman III	CEO and Director	27,779 shares	10.8%
Marshall M. Burton	Director	—	*
Stanley A. Moore	Director	—	*
John S. Hagestad	Director	—	*
Charles B. Duke	Director	—	*
Thomas G. McGonagle	CFO and Treasurer	11,067 shares	4.3%
Joshua J. Widoff	EVP, General Counsel and Secretary	2,213 shares	*
Beneficial ownership of common stock by all directors and executive officers as a group	—	103,042 shares	40.4%
Beneficial Owners of More Than 5% (that are not our directors and executive officers):
John A. Blumberg (2)	—	41,983 shares	16.4%
James R. Mulvihill (2)	—	41,983 shares	16.4%

*	Less than one percent.
(1)	Except as otherwise indicated below, each beneficial owner has the sole power to vote and dispose of all common stock held by that beneficial owner. Beneficial ownership is determined in accordance with Rule 13d-3 under the Exchange Act. Common stock issuable pursuant to options, to the extent such options are exercisable within 60 days, are treated as beneficially owned and outstanding for the purpose of computing the percentage ownership of the person holding the option, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	The Advisor and the Sponsor are presently each directly or indirectly jointly controlled by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates. The amount of shares indicated in the table as being owned by each of Messrs. Blumberg, Mulvihill and Zucker does not include the shares owned by the Advisor.
(3)	Represents Special Units that are entitled to distributions from the Operating Partnership under certain circumstances.

Securities Authorized for Issuance Under Equity Compensation Plans

Our equity incentive plan, effective July 1, 2016 (the “Equity Incentive Plan”), provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents rights or other share-based awards; provided, that, the equity incentive plan prohibits the issuance of stock appreciation rights and dividend equivalent rights unless and until our stock is listed on a national securities exchange. Our directors, officers, and employees (if any), as well as any advisor or consultant, including employees of the Advisor and the property manager, are eligible to receive awards under the Equity Incentive Plan; provided that, the services provided by the individual are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for our common stock. We have authorized and reserved for issuance under the equity incentive plan a total of 2.0 million shares of our common stock, and have also established an aggregate maximum of 5.0 million shares that may be issued upon grant, vesting or exercise of awards under the equity incentive plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Advisory Agreement

We rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. We, the Operating Partnership and the Advisor are parties to the Advisory Agreement. The Advisor is presently directly or indirectly majority owned, controlled and/or managed by John A. Blumberg, James R. Mulvihill and Evan H. Zucker, our Chairman of the board of directors, and/or their affiliates.

Under the terms of the Advisory Agreement, the Advisor will use commercially reasonable efforts, subject to the oversight, review and approval of our board of directors, to perform the following:

•	Participate in formulating an investment strategy consistent with achieving our investment objectives;

•	Manage and supervise the offering process;

•	Research, identify, review and recommend for approval to our board of directors or Investment Committee, as applicable, real property, debt and other investments and dispositions consistent with our investment policies and objectives;

•	Structure the terms and conditions of transactions pursuant to which acquisitions and dispositions of investments will be made;

•	Actively oversee and manage our investment portfolio for purposes of meeting our investment objectives;

•	Manage our day-to-day affairs, including financial accounting and reporting, investor relations, marketing, informational systems and other administrative services on our behalf;

•	Select joint venture partners, structure corresponding agreements and oversee and monitor these relationships;

•	Arrange for financing and refinancing of our assets; and

•	Recommend various Liquidity Events to our board of directors when appropriate.

The above summary is provided to illustrate the material functions which the Advisor will perform for us as our advisor and it is not intended to include all of the services which may be provided to us by the Advisor or by third parties engaged by the Advisor

The term of the Advisory Agreement ends February 9, 2018, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

•	Immediately by us for “cause” or upon a material breach of the Advisory Agreement by the Advisor;

•	Without cause or penalty by either the Advisor or a majority of our independent directors, in each case upon 60 days’ written notice to the other party;

•	With “good reason” by the Advisor upon 60 days’ written notice; or

•	Immediately by us and/or the Operating Partnership in connection with a merger, sale of our assets or transaction involving the Company pursuant to which a majority of our directors then in office are replaced or removed.

“Good reason” is defined in the Advisory Agreement to mean either any failure by us to obtain a satisfactory agreement from any successor to assume and agree to perform our obligations under the Advisory Agreement or any uncured material breach of the Advisory Agreement of any nature whatsoever by us that remains uncured for 30 days after written notice of such material breach has been provided to us by the Advisor. If the Advisor wishes to terminate the Advisory Agreement for “good reason,” the Advisor must provide us with 60 days’ written notice after we have failed to cure a material breach during the 30-day cure period described above. “Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct or willful misconduct by the Advisor or a material breach of the Advisory Agreement by the Advisor, which has not been cured within 30 days of such breach.

In the event of the termination of the Advisory Agreement, the Advisor will cooperate with us and take all reasonable steps requested to assist our board of directors in making an orderly transition of the advisory function. Before selecting a successor advisor, our board of directors must determine that any successor advisor possesses sufficient qualifications to perform the advisory function and to justify the compensation it would receive from us.

Compensation to the Advisor

We pay certain fees to the Advisor and its affiliates in connection with services they provide to us. The Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties (if any) for services provided to them with respect to their proportionate interests in the respective venture or co- ownership arrangement. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including, without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement. In the event the Advisory Agreement is terminated, the Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. We will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee. See “—Compensation to the Advisor and its Affiliates” below for detail regarding each of these fees, commissions and other forms of compensation.

Dealer Manager Agreement

We have entered into a dealer manager agreement dated July 1, 2016 (the “Dealer Manager Agreement”) with Dividend Capital Securities LLC (the “Dealer Manager”), in connection with our “best efforts” follow-on offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-200594). Pursuant to the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager for the Initial Public Offering, which commenced on February 18, 2016. The Dealer Manager is an affiliate of the Sponsor and a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Dividend Capital affiliated entities. Under the current dealer manager agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. Pursuant to the agreement, we pay the Dealer Manager a sales commission of up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. We will not pay sales commissions on Class W shares. In addition, we will pay a dealer manager fee to the Dealer Manager, all or a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. We will not pay dealer manager fees on Class W shares. The Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts (as described in “Note 6” to the consolidated financial statements) for non-accountable expenses and as marketing support fees. Our Dealer Manager is presently directly or indirectly majority owned by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates.

Property Management Agreement

We have entered into a management agreement dated July 1, 2016 (the “Property Management Agreement”), with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Dividend Capital affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2.0% to 5.0% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues of the property); provided, however, that we will only pay a leasing fee to the Property Manager if the Property Manager provides leasing services, directly or indirectly. In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates.

Compensation to the Advisor and its Affiliates

We reimburse or otherwise pay the Advisor and its affiliates in connection with services they provide to us. The Advisor may also, directly or indirectly (including, without limitation, through us or our subsidiaries), receive fees from our joint venture partners and co-owners of our properties for services provided to them with respect to their proportionate interests in the respective venture or co-ownership arrangement. Fees received from joint venture partners or co-owners of our properties and paid, directly or indirectly (including, without limitation, through us or our subsidiaries), to the Advisor may be more or less than fees that we pay to the Advisor pursuant to the Advisory Agreement.

In the event the Advisory Agreement is terminated, the Advisor will be paid all accrued and unpaid fees and expense reimbursements earned prior to the date of termination. We will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee.

The following summarizes the compensation and fees, including reimbursement of expenses, that are payable by us to the Advisor:

Sales Commissions. Sales commissions are payable to the Dealer Manager, all of which may be reallowed to participating unaffiliated broker dealers, and are equal to up to 7.0% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. We will not pay sales commissions on Class W shares. No sales commissions had been incurred as of December 31, 2016.

Dealer Manager Fees. Dealer manager fees are payable to the Dealer Manager, all or a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% and 2.0% of the gross proceeds from the sale of Class A and Class T shares, respectively, in the primary offering. We will not pay dealer manager fees on Class W shares. No dealer manager fees had been incurred as of December 31, 2016.

Distribution Fees. Distribution fees are payable to the Dealer Manager with respect to Class T and Class W shares only. The distribution fees accrue daily, are payable monthly in arrears and will be paid on a continuous basis from year to year. The distribution fees are calculated on outstanding Class T shares and Class W shares issued in the primary offering in an amount equal to 1.0% per annum and 0.60% per annum, respectively, of (i) the current gross offering price per Class T share or Class W share, respectively, or (ii) if we are no longer offering shares in a public offering, the estimated per share value of Class T shares or Class W shares of our common stock, respectively. If we report an estimated per share value prior to the termination of the Initial Public Offering, the distribution fee will continue to be calculated as a percentage of the current gross offering price per Class T share or Class W share, as applicable. Following the termination of the Initial Public Offering, the distribution fee will continue to be calculated as a percentage of the gross offering price in effect immediately prior to the termination of the Initial Public Offering until we report an estimated per share value following the termination of the Initial Public Offering. Once we report an estimated per share value following the termination of the Initial Public Offering, the distribution fee will be calculated based on the new estimated per share value. In the event the current gross offering price changes during the Initial Public Offering or an estimated per share value reported after termination of the Initial Public Offering changes, the distribution fee will change immediately with respect to all outstanding Class T shares or Class W shares issued in the primary offering, and will be calculated based on the new gross offering price or the new estimated per share value, without regard to the actual price at which a particular Class T share or Class W share was issued.

The quarterly distributions paid with respect to all outstanding Class T shares and Class W shares, including Class T shares and Class W shares issued pursuant to our distribution reinvestment plan, will be reduced by the monthly distribution fees calculated with respect to such Class T shares and Class W shares issued in the primary offering and all shares of a particular class will receive the same per share distribution. We do not pay distribution fees with respect to the sale of shares under our distribution reinvestment plan or shares issued as stock dividends, although the amount of distribution fees payable with respect to Class T shares sold in our primary offering will be allocated among all Class T shares, including those sold under our distribution reinvestment plan and those issued as stock dividends, if any. Similarly, the amount of distribution fees payable with respect to Class W shares sold in our primary offering will be allocated among all Class W shares, including those sold under our distribution reinvestment plan and those issued as stock dividends, if any.

We will cease paying distribution fees with respect to each Class T share and Class W share held in any particular account on the earliest to occur of the following: (i) a listing of shares of our common stock on a national securities exchange; (ii) such Class T share or Class W shares, respectively, no longer being outstanding; (iii) the Dealer Manager’s determination that total underwriting compensation from all sources, including dealer manager fees, sales commissions, distribution fees and any other underwriting compensation paid to participating broker dealers with respect to all Class A shares, Class T shares and Class W shares would be in excess of 10% of the gross proceeds of the primary portion of the Initial Public Offering; or (iv) the end of the month in which the transfer agent, on behalf of us, determines that total underwriting compensation, including dealer manager fees, sales commissions, and distribution fees with respect to the Class T shares or Class W shares, respectively, held by a stockholder within his or her particular account would be in excess of 10% of the total gross investment amount at the time of purchase of the respective primary Class T shares or Class W shares held in such account. We cannot predict if or when this will occur. All Class T shares and/or Class W shares will automatically convert into Class A shares upon a listing of shares of our common stock on a national securities exchange. With respect to item (iv) above, all of the Class T shares and/or all of the Class W shares held in a stockholder’s account will automatically convert into Class A shares as of the last calendar day of the month in which the 10% limit on a particular account was reached with respect to the shares of such class in the particular account. Following the conversion of their Class T shares and/or Class W shares into Class A shares, those stockholders continuing to participate in our distribution reinvestment plan will receive Class A shares going forward at the then-current distribution reinvestment plan price per Class A share, which may be higher than the distribution reinvestment plan price that they were previously paying per Class T share and/or Class W share, respectively.

All or a portion of the distribution fees may be reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers or broker dealers servicing accounts of investors who own Class T shares and/or Class W shares, referred to as servicing broker dealers.

No distribution fees had been incurred as of December 31, 2016.

Acquisition Fees. Acquisition fees are payable to the Advisor in connection with the acquisition of real property, and will vary depending on whether the Advisor provides development services or development oversight services, each as described below, in connection with the acquisition (including, but not limited to, forward commitment acquisitions) or stabilization (including, but not limited to, development and value-add transactions) of such real property, or both. We refer to such properties for which the Advisor provides development services or development oversight services as development real properties. For each real property acquired for which the Advisor does not provide development services or development oversight services, the acquisition fee is an amount equal to 2.0% of the total purchase price of the properties acquired (or our proportional interest therein), including, in all instances, real property held in joint ventures or co-ownership arrangements. In connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development real properties, which we refer to collectively as development services, or overseeing the provision of these services by third parties on our behalf, which we refer to as development oversight services, the acquisition fee, which we refer to as the development acquisition fee, will equal up to 4.0% of total project cost, including debt, whether borrowed or assumed (or our proportional interest therein with respect to real properties held in joint ventures or co-ownership arrangements). If the Advisor engages a third party to provide development services directly to us, the third party will be compensated directly by us and the Advisor will receive the development acquisition fee if it provides the development oversight services. With respect to an acquisition of an interest in a real estate-related entity, the acquisition fee will equal (i) 2.0% of our proportionate share of the purchase price of the property owned by any real estate-related entity in which we acquire a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP, and (ii) 2.0% of the purchase price in connection with the acquisition of any interest in any other real estate-related entity. In addition, the Advisor is entitled to receive an acquisition fee of 1.0% of the purchase price or origination amount, including any third-party expenses related to such investment, in connection with the acquisition or origination of any type of real property-related debt investment or other investment related to or which represents a direct or indirect interest in real property mortgages or other real property-related debt. No acquisition fees had been incurred as of December 31, 2016.

Asset Management Fees. Asset management fees consist of (i) a monthly fee of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within our portfolio (or our proportional interest therein with respect to real property held in joint ventures, co-ownership arrangements or real estate-related entities in which we own a majority economic interest or that we consolidate for financial reporting purposes in accordance with GAAP), provided, that the monthly asset management fee with respect to each real property asset located outside the U.S. that we own, directly or indirectly, will be one-twelfth of 1.20% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of such real property asset; (ii) a monthly fee of one-twelfth of 0.80% of the aggregate cost or investment (before non-cash reserves and depreciation, as applicable) of any interest in any other real estate-related entity or any type of debt investment or other investment; and (iii) with respect to a disposition, a fee equal to 2.5% of the total consideration paid in connection with the disposition, calculated in accordance with the terms of the Advisory Agreement. The term “disposition” includes: (i) a sale of one or more assets; (ii) a sale of one or more assets effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, us or the Operating Partnership; (iii) a sale, merger, or other transaction in which the stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; or (iv) a listing of our common stock on a national securities exchange or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock. No asset management fees had been incurred as of December 31, 2016.

Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market-based percentage of the annual gross revenues of the applicable property. For each property managed by the Property Manager or its affiliates and owned by us, the fee is expected to range from 2.0% to 5.0% of the annual gross revenues. We may also pay the Property Manager or its affiliates a separate fee for initially leasing-up our properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such initial leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues under the lease). No property management or leasing fees had been incurred as of December 31, 2016.

Organization and Offering Expenses. We reimburse the Advisor or its affiliates for cumulative organization expenses and for cumulative expenses of our public offerings. Pursuant to the Advisory Agreement, we have capped the amount that we reimburse the Advisor and its affiliates for our cumulative organization expenses and the expenses of our public offerings at 2.0% of aggregate gross offering proceeds from the sale of shares in our public offerings, including from shares issued pursuant to our distribution reinvestment plan. Although the reimbursement is subject to this 2.0% cap, we currently estimate that the maximum reimbursement to be paid to the Advisor and its affiliates for such organization and offering expenses will be equal to approximately 1.5% of gross offering proceeds from our current public offering.

The Advisor or an affiliate of the Advisor is responsible for the payment of our cumulative organization expenses and offering expenses to the extent that such cumulative expenses exceed the 2.0% organization and offering expense reimbursement for our public offerings. Organization and offering expenses are accrued by us only to the extent that we are successful in raising gross offering proceeds from our public offering. If we are not successful in raising additional offering proceeds, no additional amounts will be payable by us to the Advisor for reimbursement of cumulative organization and offering expenses. Organization costs are expensed in the period they become reimbursable and offering costs are recorded as a reduction of gross offering proceeds in additional paid-in capital.

As of December 31, 2016, the Advisor had incurred $2,929,847 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on our behalf. As of December 31, 2016, we had reimbursed the Advisor $40,000 related to organization costs.

Other Expense Reimbursements. In addition to the reimbursement of organization and offering expenses, we are also obligated, subject to certain limitations, to reimburse the Advisor for all of the costs we incur in connection with the services it provides to us, including, without limitation, personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid to both third parties and an affiliate of the Advisor, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services, provided that the Advisor will not be reimbursed for costs of personnel to the extent that such personnel perform services for which the Advisor receives a separate fee. The Advisor may utilize our employees to provide such services and in certain instances those employees may include our executive officers. As of December 31, 2016, no other expense reimbursements had been incurred. Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As noted above, as of December 31, 2016, the Advisor had not been reimbursed for any operating expenses; however, due to the operating expenses we incurred for the four fiscal quarters ended December 31, 2016, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the fact that we are in the early stages of raising capital and have not made any real estate investments, our independent directors unanimously determined that the excess expenses were justified.

Expense Support Agreement. On October 27, 2016, we entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending September 30, 2019, the Advisor has agreed to defer payment of all or a portion of the asset management fees otherwise payable to it pursuant to the Advisory Agreement, if Company-defined funds from operations (“CDFFO”), as disclosed in our quarterly and annual reports, for a particular quarter is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the quarterly distribution rate for Class A shares authorized by our board of directors for such quarter (“Baseline Distributions”). The amount of the asset management fees that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fees payable to the Advisor pursuant to the Advisory Agreement for such quarter.

In addition, if in a given calendar quarter, our CDFFO is less than Baseline Distributions for such quarter, and the deferred asset management fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”), the Advisor will be required to fund certain of our or the Operating Partnership’s expenses in an amount equal to such Deficiency. In no event will the aggregate of the deferred asset management fees and the Deficiency support payments exceed $30,000,000 (the “Maximum Amount”).

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

The table below provides information regarding the asset management fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2016, no amounts had been reimbursed by us to the Advisor.

	For the Year Ended December 31,		For the Period From Inception (August 12, 2014) to December 31, 2014

	2016	2015	2014
Asset management fees deferred	$—	$—	$—
Other expenses supported	149,499	—	—

Total expense support from Advisor (1)	$149,499	$—	$—

(1)	As of December 31, 2016, $149,499 of expense support was payable to us by the Advisor.

Conflict Resolution Procedures

We are subject to potential conflicts of interest arising out of our relationship with the Advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, our anticipated acquisition of assets from affiliates of the Advisor, the terms and conditions on which various transactions might be entered into by us and the Advisor or its affiliates and other situations in which our interests may differ from those of the Advisor or its affiliates.

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or the Advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Policies and Procedures for Review of Related Party Transactions

Pursuant to our charter, our independent directors evaluate at least annually whether the compensation that we contract to pay to the Advisor and its affiliates is reasonable in relation to the nature and quality of the services performed. Our charter also contains the following requirements relating to Board and independent director approval of transactions between us, on the one hand, and the Advisor or any of its affiliates (each, a “Related Party”), on the other hand:

•	We may purchase or lease an asset from a Related Party if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, finds that the transaction is fair and reasonable to us and at a price no greater than the cost of the asset to the Related Party, unless there is substantial justification for the amount in excess of the cost to the Related Party and such excess is reasonable (as determined by a majority of our board of directors, including a majority of the independent directors);

•	A Related Party may purchase or lease an asset from us if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us;

•	We may not borrow money from a Related Party unless a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as fair, competitive, and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties; and

•	Other transactions with a Related Party generally require a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction, to approve such transaction as fair and reasonable to us and on terms and conditions no less favorable to us than those available from an unaffiliated third party.

Director Independence

We have a total of six directors, four of whom are independent of us, the Advisor and our respective affiliates. Our full board of directors has determined that each of our independent directors is independent within the meaning of the applicable provisions set forth in our charter; requirements set forth in the Exchange Act and the applicable SEC rules; and although our shares are not listed on the NYSE, independence rules set forth in the NYSE Listed Company Manual. Our board applies the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices.

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with the Sponsor or the Advisor within the previous two years. A director will be deemed associated with the Sponsor or the Advisor if he or she:

•	owns an interest in the Sponsor, the Advisor or any of their affiliates (other than shares granted for serving as a director of a REIT organized by the Sponsor or advised by the Advisor, as permitted below);

•	is employed by the Sponsor, the Advisor or any of their affiliates;

•	serves as an officer or director of the Sponsor, the Advisor or any of their affiliates;

•	performs services, other than as a director for us;

•	serves as a director of more than three real estate investment trusts organized by the Sponsor or advised by the Advisor; or

•	maintains a material business or professional relationship with the Sponsor, the Advisor or any of their affiliates.

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors, except for those committees that are required to be composed entirely of independent directors. Members of each committee will be appointed by our board of directors to serve a one year term or until their successors are duly elected and qualify or until their earlier death, resignation, retirement or removal. Our board of directors has established an Investment Committee, an Audit Committee, a Nominating and Corporate Governance Committee and a Conflicts Resolution Committee. Our board of directors may also establish a Compensation Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

During the year ended December 31, 2016, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Fees

Total fees billed by KPMG LLP for the services provided during the year ended December 31, 2016 were $99,040, and consisted of the following:

For the Year Ended December 31, 2016
Audit fees	$99,040
Audit-related fees	—
Tax fees	—
All other fees	—

Total	$99,040

The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.

The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.

2. Financial Statement Schedule—All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.

(b)	Exhibits

The following exhibits are filed as part of this annual report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No.1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

3.2	Second Amended and Restated Bylaws of Industrial Logistics Realty Trust Inc. Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1.

4.1	Second Amended and Restated Distribution Reinvestment Plan, effective as of November 1, 2016. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2016.

4.2	Amended and Restated Share Redemption Program, effective as of July 1, 2016. Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1.

10.1	Amended and Restated Limited Partnership Agreement of ILT Operating Partnership LP, dated as of July 1, 2016. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1.

10.2	Amended and Restated Management Agreement, dated as of July 1, 2016, by and between ILT Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Post Effective Amendment No. 1.

10.3	Second Amended and Restated Advisory Agreement, dated as of October 27, 2016, by and among Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1, the Company’s current Report on Form 8-K filed with the SEC on November 2, 2016.

10.4	Amended and Restated Equity Incentive Plan of Industrial Logistics Realty Trust Inc., effective July 1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.5	Amended and Restated Escrow Agreement dated as of July 1, 2016, by and among Dividend Capital Securities LLC, Industrial Logistics Realty Trust Inc. and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1.

10.6	Form of Indemnification Agreement entered into between Industrial Logistics Realty Trust Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of the following persons as of February 9, 2016: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1.

EXHIBIT NUMBER	DESCRIPTION

10.7	Second Amended and Restated Advisory Agreement, dated as of October 27, 2016, by and between Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016.

10.8	Expense Support Agreement, dated as of October 27, 2016, by and between Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016.

10.9	Third Amended and Restated Advisory Agreement, dated as of February 9, 2017, by and among Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2017.

21.1	List of Subsidiaries of Industrial Logistics Realty Trust Inc. Incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No 1.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Logistics Realty Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 15, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2017.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Evan H. Zucker and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ EVAN H. ZUCKER Evan H. Zucker	Chairman of the Board and Director	March 15, 2017

/S/ MARSHALL M. BURTON Marshall M. Burton	Director	March 15, 2017

/S/ CHARLES B. DUKE Charles B. Duke	Director	March 15, 2017

/S/ JOHN S. HAGESTAD John S. Hagestad	Director	March 15, 2017

/S/ STANLEY A. MOORE Stanley A. Moore	Director	March 15, 2017

/S/ DWIGHT L. MERRIMAN III Dwight L. Merriman III	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/S/ THOMAS G. MCGONAGLE Thomas G. McGonagle	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2017

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO

SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES

PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.