Form 10-Q
period 2017-03-31
INDUSTRIAL LOGISTICS REALTY TRUST INC.
filed 2017-05-09
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

			Accelerated filer	☐
Large accelerated filer	☐		Smaller reporting company	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of May 2, 2017, there were 257,805 shares of the registrant’s common stock outstanding.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2017	December 31, 2016

	(unaudited)
ASSETS
Cash and cash equivalents	$1,637,651	$1,639,961
Restricted cash	481,410	481,410
Prepaid expenses	189,733	259,717
Due from affiliates	318,125	148,810

Total assets	$2,626,919	$2,529,898

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$159,195	$100,914
Notes payable to stockholders, net	315,724	303,376
Due to affiliates	865	—
Dividends payable	42,559	11,121

Total liabilities	518,343	415,411
Commitments and contingencies (Note 5)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value—200,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.01 par value per share—225,000,000 shares authorized, 248,748 and 248,349 shares issued and outstanding, respectively	2,487	2,483
Class T common stock, $0.01 par value per share—1,200,000,000 shares authorized, 7,000 and 7,000 shares issued and outstanding, respectively	70	70
Class W common stock, $0.01 par value per share—75,000,000 shares authorized, none issued and outstanding	—	—
Additional paid-in capital	2,300,953	2,297,353
Accumulated deficit	(195,934)	(186,419)

Total stockholders’ equity	2,107,576	2,113,487
Noncontrolling interests	1,000	1,000

Total equity	2,108,576	2,114,487

Total liabilities and equity	$2,626,919	$2,529,898

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues:
Rental revenues	$—	$—

Total revenues	—	—

Operating expenses:
General and administrative expenses	251,856	—
Organization expenses, related party	72	—

Total operating expenses	251,928	—

Operating loss	(251,928)	—
Other expenses
Interest expense and other	33,224	—

Total other expenses	33,224	—

Total expenses before expense support	285,152	—
Total expense support from the Advisor	318,196	—

Net expenses after expense support	(33,044)	—

Net income	33,044	—
Net income attributable to noncontrolling interests	—	—

Net income attributable to common stockholders	$33,044	$—

Weighted-average shares outstanding	255,726	20,000

Net income per common share—basic and diluted	$0.13	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	255,349	$2,553	$2,297,353	$(186,419)	$1,000	$2,114,487
Net income	—	—	—	33,044	—	33,044
Issuance of common stock	399	4	3,600	—	—	3,604
Dividends to stockholders	—	—	—	(42,559)	—	(42,559)

Balance as of March 31, 2017	255,748	$2,557	$2,300,953	$(195,934)	$1,000	$2,108,576

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$33,044	$—
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of financing costs	12,348	—
Changes in operating assets and liabilities:
Prepaid expenses	69,984	—
Accounts payable and accrued liabilities	58,281	—
Due from affiliates	(168,450)	—

Net cash provided by operating activities	5,207	—

Financing activities:
Distributions paid to common stockholders	(7,517)	—

Net cash used in financing activities	(7,517)	—

Net decrease in cash and cash equivalents	(2,310)	—
Cash and cash equivalents, at beginning of period	1,639,961	201,000

Cash and cash equivalents, at end of period	$1,637,651	$201,000

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$42,559	$—
Distributions reinvested in common stock	3,604	—

See accompanying Notes to Condensed Consolidated Financial Statements.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” refers to Industrial Logistics Realty Trust Inc. and its consolidated subsidiary.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017 (“2016 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. STOCKHOLDERS’ EQUITY

Initial Public Offering

On November 25, 2014, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2,000,000,000 in shares of common stock (the “Initial Public Offering”). The registration statement was subsequently declared effective on February 18, 2016.

On July 1, 2016, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock offered pursuant to its registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to its registration statement, as amended, the Company is offering for sale up to $1,500,000,000 in shares of common stock in the primary offering in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.0355 per share for all classes. The Class A shares, Class T shares and Class W shares have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis, as described in “Note 4.” The per share amount of distributions paid on Class T shares and Class W shares will be lower than the per share amount of distributions paid on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. The Company’s shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock.

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

Summary of the Public and Private Offerings

A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) and its private offering, as of March 31, 2017, is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$2,000,000	$—	$—	$—	$2,000,000
DRIP (2)	3,604	—	—	—	3,604
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,065,904	$62,300	$—	$375,400	$2,503,604

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP	399	—	—	—	399
Private offering	7,000	7,000	—	—	14,000

Total offering	228,748	7,000	—	—	235,748

(1)	Amount relates to notes payable issued to certain stockholders in the private offering.
(2)	Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of March 31, 2017, $1,997,996,396 in shares of common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A shares, Class T shares and Class W shares, including $499,996,396 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class A		Class T		Class W		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2016	248,349	$2,483	7,000	$70	—	$—	255,349	$2,553
Issuance of common stock:
DRIP	399	4	—	—	—	—	399	4

Balance as of March 31, 2017	248,748	$2,487	7,000	$70	—	$—	255,748	$2,557

Dividends

The Company intends to accrue and make cash distributions on a quarterly basis. In addition to the cash distributions, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to 0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of our common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter. Quarterly cash distributions and stock dividends for each stockholder will be calculated for each day the stockholder has been a stockholder of record during such quarter. Cash distributions for stockholders who have elected to participate in the Company’s distribution reinvestment plan will be reinvested into shares of the same class of the Company’s common stock as the shares to which the distributions relate. The Company refers to cash distributions and stock dividends collectively as dividends.

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
March 31	April 2017	$0.12950	$23,101	$10,015	$—	$33,116
2016
December 31 (4)	January 2017	$0.12950	$7,517	$3,604	$—	$11,121

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class A share, per Class T share and per Class W share of common stock. The quarterly distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable monthly with respect to such Class T shares and Class W shares (as calculated on a daily basis).
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering only. Refer to “Note 4” for further detail regarding distribution fees. Since no Class T shares nor Class W shares have been issued in connection with the Initial Public Offering, no distribution fees have been incurred as of March 31, 2017.
(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares and Class W shares.
(4)	Cash distributions were authorized to all common stockholders of record as of the close of business on each day commencing on the date that the minimum offering requirements were met in connection with the Initial Public Offering and ending on the last day of the quarter in which the minimum offering requirements were met (the “Initial Quarter”). The Company met the minimum offering requirements in connection with the Initial Public Offering on November 30, 2016. Accordingly, the Initial Quarter commenced on that date and ended on December 31, 2016.

Stock Dividends. For the first quarter of 2017, the Company authorized 946 shares representing $9,443 of stock dividends. The shares were issued in April 2017.

Redemptions

As of March 31, 2017, the Company had not redeemed any shares of its common stock and had not received any requests for redemptions.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, due from/to affiliates, accounts payable and accrued liabilities, and dividends payable approximate their carrying values due to the short-term nature of these instruments.

The Company’s financial instrument for which it is practicable to estimate fair value is the notes payable to certain stockholders in the private offering. The carrying value and fair value of the notes payable were both

$375,400 as of March 31, 2017 and both $375,400 as of December 31, 2016. The fair value of the notes payable is estimated based on the Company’s estimate of current market interest rates over a comparable term for similar instruments. The notes payable are classified as Level 3 due to the unobservable nature of the inputs.

4. RELATED PARTY TRANSACTIONS

The Company relies on ILT Advisors LLC (the “Advisor”), a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated February 9, 2017, (the “Advisory Agreement”), by and among the Company, the ILT Operating Partnership LP (the “Operating Partnership”) and the Advisor. The current term of the Advisory Agreement ends February 9, 2018, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the amended and restated dealer manager agreement, dated as of July 1, 2016, by and among the Company, the Advisor and the Dealer Manager. Dividend Capital Property Management LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. ILT Advisors Group LLC, the sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial Public Offering and for the investment and management of the Company’s assets. A description of these fees is included in the 2016 Form 10-K. Other than as set forth below, the Company has not incurred any of these fees and expenses as of March 31, 2017.

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

As of March 31, 2017, the Advisor had incurred $3,546,005 of offering costs and $117,864 of organization costs, all of which were paid directly by the Advisor on behalf of the Company. As of March 31, 2017, the Company had reimbursed the Advisor $40,072 related to organization costs.

Expense Support Agreement

On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. Pursuant to the Expense Support Agreement,

effective for each quarter commencing October 1, 2016 and ending September 30, 2019, the Advisor has agreed to defer payment of all or a portion of the asset management fees otherwise payable to it pursuant to the Advisory Agreement, if Company-defined funds from operations (“CDFFO” or “Company-defined FFO”), as disclosed in the Company’s quarterly and annual reports, for a particular quarter is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the quarterly distribution rate for Class A shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). The amount of the asset management fees that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between CDFFO and Baseline Distributions for such quarter and (ii) the entire asset management fees payable to the Advisor pursuant to the Advisory Agreement for such quarter.

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

The table below provides information regarding the asset management fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of March 31, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $467,695. No amounts had been reimbursed to the Advisor by the Company.

	For the Three Months Ended March 31,
	2017	2016
Asset management fees deferred	$—	$—
Other expenses supported	318,196	—

Total expense support from Advisor (1)	$318,196	$—

(1)	As of March 31, 2017, $318,196 of expense support was payable to the Company by the Advisor.

5. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

6. SUBSEQUENT EVENTS

Status of the Public and Private Offerings

A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and its private offering, as of May 2, 2017, is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$2,000,000	$—	$—	$—	$2,000,000
DRIP (2)	13,644	—	—	—	13,644
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,075,944	$62,300	$—	$375,400	$2,513,644

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP	1,510	—	—	—	1,510
Private offering	7,000	7,000	—	—	14,000
Stock dividends	920	26	—	—	946

Total offering	230,779	7,026	—	—	237,805

(1)	Amount relates to notes payable issued to certain stockholders in the private offering.
(2)	Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of May 2, 2017, $1,997,986,356 in shares of the Company’s common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A shares, Class T shares or Class W shares, including $499,986,356 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Industrial Logistics Realty Trust Inc. and its consolidated subsidiary. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of the Initial Public Offering, the expected use of proceeds from the Initial Public Offering, our reliance on the Advisor and the Sponsor, our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the proceeds raised in the Initial Public Offering in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.

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

OVERVIEW

General

Industrial Logistics Realty Trust Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as such beginning with our taxable year ended December 31, 2016. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.

On November 25, 2014, we filed the registration statement for the Initial Public Offering. The registration statement was subsequently declared effective by the SEC on February 18, 2016. On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016. Pursuant to our registration statement as amended, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share. The net per share amount of distributions on Class T shares and Class W shares will be lower than the per share amount of distributions on Class A shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. Our shares of common stock consist of Class A shares, Class T shares and Class W shares, all of which are collectively referred to herein as shares of common stock.

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

In addition, on December 1, 2016, we raised an aggregate amount of $500,000 in a private offering. The private offering included the issuance to each of 125 separate investors, 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, we issued 7,000 Class A shares and 7,000 Class T shares for $124,600 in the private offering. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to the Securities Act and Rule 506 promulgated thereunder. The private offering also included the issuance of 125 notes payable in the principal amount of approximately $3,003 per note.

As of March 31, 2017, we had raised gross proceeds of $2,503,604 from the sale of 235,748 shares of our common stock and the issuance of notes payable in the public and private offerings. See “Note 2 to the Condensed Consolidated Financial Statements” for information concerning the public and private offerings.

As of the date of the filing of this Quarterly Report on Form 10-Q, we had not acquired any properties nor have we entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments. We intend to use the net proceeds from the offerings primarily to make investments in real estate assets. We may use the net proceeds from the offerings to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the offerings, and other circumstances existing at the time we make our investments.

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

We expect to manage our financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Industrial Real Estate Outlook

Overall, fundamentals for the U.S. industrial real estate sector continue to improve, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. Additionally, the U.S. stock market responded favorably to the outcome of the presidential election and continues to set record highs in 2017 based on expectations that the new president’s policies will focus on significant fiscal stimulus, tax reform and deregulation. We expect moderate economic growth in the U.S. to continue throughout 2017, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution platforms.

While the U.S. economy has continued to improve, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the year.

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

Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.6% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

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

RESULTS OF OPERATIONS

As of March 31, 2017, we were in our organizational and development stage and had not commenced property operations. For the three months ended March 31, 2017, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors, and insurance for our independent directors and officers. We had no results of operations for the three months ended March 31, 2016.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. As noted in “Note 4 to the Condensed Consolidated Financial Statements,” as of March 31, 2017, the Advisor had not been reimbursed for any operating expenses; however, due to the operating expenses we incurred for the four fiscal quarters ended March 31, 2017, our total operating expenses exceeded the 2%/25%

Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the fact that we are in the early stages of raising capital and have not made any real estate investments, the majority of our independent directors determined that the excess expenses were justified.

ADDITIONAL MEASURES OF PERFORMANCE

Funds from Operations (“FFO”) and Company-Defined FFO

We believe that FFO and Company-defined FFO, in addition to net loss and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net loss or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 4 to the Condensed Consolidated Financial Statements” are included in determining our net loss, which is used to determine FFO and Company-defined FFO. If we had not received expense support from the Advisor, our FFO and Company-defined FFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Management does not include organization costs as those costs are not expected to be incurred now that we have commenced operations. We use Company-defined FFO to, among other things, evaluate potential performance to determine liquidity event strategies. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate Company-defined FFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of Company-defined FFO.

We did not have any NAREIT-defined adjustments to GAAP net loss, as we do not own any properties. As such, NAREIT FFO equals GAAP net loss for the periods presented in the table below. However, we did have a Company-defined adjustment to GAAP net loss for organization costs. A reconciliation of GAAP net loss to NAREIT FFO to Company-defined FFO is as follows:

	For the Three Months Ended March 31,		For the Period From Inception (August 28, 2014) to March 31, 2017
	2017	2016
GAAP net income (loss) applicable to common stockholders	$33,044	$—	$(142,254)

GAAP net income (loss) per common share	$0.13	$—	$(2.68)

Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) applicable to common stockholders	$33,044	$—	$(142,254)

NAREIT FFO applicable to common stockholders	$33,044	$—	$(142,254)

NAREIT FFO per common share	$0.13	$—	$(2.68)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$33,044	$—	$(142,254)
Add Company-defined adjustments:
Organization costs	72	—	40,072

Company-defined FFO applicable to common stockholders	$33,116	$—	$(102,182)

Company-defined FFO per common share	$0.13	$—	$(1.93)

Weighted-average shares outstanding	255,726	20,000	53,021

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

Cash Flows. Cash provided by operating activities of $5,207 for the three months ended March 31, 2017 was primarily a result of expense support provided by the Advisor during the period, which was offset by general, administrative, and organization expenses. Cash used in financing activities of $7,517 for the three months ended March 31, 2017 was related to the cash distributions we paid to our common stockholders. There was no cash used in or provided by any activities for the three months ended March 31, 2016.

Capital Resources and Uses of Liquidity

In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:

Offering Proceeds. As of March 31, 2017, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $2,503,604 ($2,478,910 net of direct selling costs). Of this amount, $481,410 is being held in escrow pursuant to the terms of the private offering.

Cash Distributions. We intend to accrue and make cash distributions on a regular basis. For the three months ended March 31, 2017, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 69.8% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 30.2% of our total gross cash distributions were funded with proceeds from the issuance of shares pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 4 to the Condensed Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in the Initial Public Offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board. For the second quarter of 2017, our board of directors authorized daily cash distributions at a quarterly rate of (i) $0.1295 per Class A share of common stock and (ii) $0.1295 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares (calculated on a daily basis). Cash distributions for the second quarter of 2017 payable to common stockholders will be aggregated and paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan, on a date determined by us that is no later than July 15, 2017.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from Issuance of DRIP Shares (2)		Gross Distributions (3)
2017
March 31	$23,101	69.8%	$—	—%	$—	—%	$10,015	30.2%	$33,116
2016
December 31 (4)	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)	For the quarters ended March 31, 2017 and December 31, 2016, the Advisor provided expense support of $318,196 and $149,499, respectively. See “Note 4 to the Condensed Consolidated Financial Statements” for further details.
(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering. Since no Class T shares or Class W shares have been issued in connection with the Initial Public Offering, no distribution fees have been incurred as of March 31, 2017.
(4)	The Initial Quarter commenced on November 30, 2016, which is the date we broke escrow, and ended on December 31, 2016.

Refer to “Note 2 to the Condensed Consolidated Financial Statements” for further detail on our cash distributions.

SUBSEQUENT EVENTS

Status of the Public and Private Offerings

A summary of the Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and the private offering, as of May 2, 2017, is as follows:

	Class A	Class T	Class W	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$2,000,000	$—	$—	$—	$2,000,000
DRIP (2)	13,644	—	—	—	13,644
Private offering	62,300	62,300	—	375,400	500,000

Total offering	$2,075,944	$62,300	$—	$375,400	$2,513,644

Number of shares sold:
Primary offering	221,349	—	—	—	221,349
DRIP	1,510	—	—	—	1,510
Private offering	7,000	7,000	—	—	14,000
Stock dividends	920	26	—	—	946

Total offering	230,779	7,026	—	—	237,805

(1)	Amount relates to notes payable issued to certain stockholders in the private offering.
(2)	Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of May 2, 2017, $1,997,986,356 in shares of our common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class A shares, Class T shares or Class W shares, including $499,986,356 in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2016 was disclosed in our 2016 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2016 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of March 31, 2017, we have no critical accounting estimates. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. As of March 31, 2017, our critical accounting estimates have not changed from those described in our 2016 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2017, our debt consisted of notes payable to certain stockholders at a fixed interest rate.

Fixed Interest Rate Debt. As of March 31, 2017, our fixed interest rate debt consisted of $375,400 of notes payable issued pursuant to the private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of March 31, 2017, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the

Exchange Act) as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2016 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2016 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2016 Form 10-K.

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

As of March 31, 2017, we had raised offering proceeds from the Initial Public Offering of $2,003,604 from the sale of Class A shares, including shares issued pursuant to the distribution reinvestment plan. As this amount was deposited and reinvested by certain of our officers and officers of the Advisor and its affiliates, directly or indirectly, there were no selling costs incurred.

As of March 31, 2017, we had reimbursed the Advisor $40,072 related to organization expenses, and the only offering expenses incurred by us were in connection with the private offering.

As of March 31, 2017, we have not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

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

Until our board of directors determines an estimated net asset value (“NAV”) per share, as disclosed from time to time in our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and/or our Current Reports on Form 8-K filed with the SEC, the redemption price for each class of shares of our common stock shall be equal to the then-current “net investment value” of the shares. For each class of shares of our common stock, this amount will equal the current offering price of the shares, less the associated sales commission, dealer manager fee and estimated organization and offering expense reimbursement. Initially, the “net investment value” for each class of shares will be $8.90 per share, but this amount is subject to change. As noted above, we will disclose an estimated NAV per share no later than April 29, 2019, although we may determine to provide an estimated NAV per share earlier. After our board of directors determines an estimated NAV per share, the redemption price for each class of shares shall be equal to the most recently disclosed an estimated NAV per share. If the “net investment value” changes or our board of directors determines an estimated NAV per share, then we will provide stockholders 30 days’ prior written notice of the change to the redemption price, which we will provide by filing a Current Report on Form 8-K with the Commission. During the Initial Public Offering, we will also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then required under the federal securities laws. Therefore, a stockholder may not have the opportunity to have shares redeemed prior to the effective date of a change in the redemption price. In addition, if the redemption price changes between the date on which a redemption request is submitted and the date on which shares are redeemed for that quarter, shares will be redeemed at the new redemption price, unless a redemption request is withdrawn by submitting a request in writing that is received by us at any time up to three business days prior to the end of that quarter.

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

As of March 31, 2017, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

ITEM 6.	EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL LOGISTICS REALTY TRUST INC.

May 9, 2017	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Chief Executive Officer (Principal Executive Officer)

May 9, 2017	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Post-Effective Amendment No.1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

3.2	Second Amended and Restated Bylaws of Industrial Logistics Realty Trust Inc. Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1.

4.1	Second Amended and Restated Distribution Reinvestment Plan effective as of November 1, 2016. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2016.

4.2	Amended and Restated Share Redemption Program, effective as of July 1, 2016. Incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 1.

10.1	Amended and Restated Limited Partnership Agreement of ILT Operating Partnership LP, dated as of July 1, 2016. Incorporated by reference to Exhibit 10.1 to Post-Effective Amendment No. 1.

10.2	Amended and Restated Management Agreement, dated as of July 1, 2016, by and between ILT Operating Partnership LP and Dividend Capital Property Management LLC. Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1.

10.3	Third Amended and Restated Advisory Agreement, dated as of February 9, 2017, by and among Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 10, 2017.

10.4	Amended and Restated Equity Incentive Plan of Industrial Logistics Realty Trust Inc., effective July 1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.5	Amended and Restated Escrow Agreement dated as of July 1, 2016, by and among Dividend Capital Securities LLC, Industrial Logistics Realty Trust Inc. and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1.

10.6	Form of Indemnification Agreement entered into between Industrial Logistics Realty Trust Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of the following persons as of February 9, 2016: Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1.

10.7	Expense Support Agreement, dated as of October 27, 2016, by and between Industrial Logistics Realty Trust Inc., ILT Operating Partnership LP and ILT Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 2, 2016.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Industrial Logistics Realty Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.