Form 10-Q
period 2017-06-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2017-08-09
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-200594

Black Creek Industrial REIT IV Inc.
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

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
As of August 2, 2017, there were 260,156 shares of the registrant’s common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$1,854,428	$1,639,961
Restricted cash	481,410	481,410
Prepaid expenses	122,113	259,717
Due from affiliates	222,620	148,810
Total assets	$2,680,571	$2,529,898

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$186,087	$100,914
Notes payable to stockholders, net	328,072	303,376
Due to affiliates	5,180	—
Dividends payable	43,001	11,121
Total liabilities	562,340	415,411

Commitments and contingencies (Note 5)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, 7,026 and 7,000 shares issued and outstanding, respectively	70	70
Class W common stock, $0.01 par value per share - 75,000,000 shares authorized, none issued and outstanding	—	—
Class I common stock, $0.01 par value per share - 225,000,000 shares authorized, 250,779 and 248,349 shares issued and outstanding, respectively	2,508	2,483
Additional paid-in capital	2,320,415	2,297,353
Accumulated deficit	(205,762)	(186,419)
Total stockholders' equity	2,117,231	2,113,487
Noncontrolling interests	1,000	1,000
Total equity	2,118,231	2,114,487
Total liabilities and equity	$2,680,571	$2,529,898
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
General and administrative expenses	306,175	88,763	558,031	88,763
Organization expenses, related party	201	—	273	—
Total operating expenses	306,376	88,763	558,304	88,763

Operating loss	(306,376)	(88,763)	(558,304)	(88,763)

Other expenses
Interest expense and other	33,224	—	66,448	—
Total other expenses	33,224	—	66,448	—

Total expenses before expense support	339,600	88,763	624,752	88,763

Total expense support from the Advisor	372,773	—	690,969	—
Net income (expenses) after expense support	33,173	(88,763)	66,217	(88,763)

Net income (loss)	33,173	(88,763)	66,217	(88,763)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common stockholders	$33,173	$(88,763)	$66,217	$(88,763)
Weighted-average shares outstanding	257,713	20,000	256,725	20,000
Net income (loss) per common share - basic and diluted	$0.13	$(4.44)	$0.26	$(4.44)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	255,349	$2,553	$2,297,353	$(186,419)	$1,000	$2,114,487
Net income	—	—	—	66,217	—	66,217
Issuance of common stock	2,456	25	23,062	—	—	23,087
Dividends to stockholders	—	—	—	(85,560)	—	(85,560)
Balance as of June 30, 2017	257,805	$2,578	$2,320,415	$(205,762)	$1,000	$2,118,231
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$66,217	$(88,763)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of financing costs	24,696	—
Changes in operating assets and liabilities:
Prepaid expenses	137,604	—
Accounts payable and accrued liabilities	85,173	88,763
Due from / to affiliates, net	(68,630)	—
Net cash provided by operating activities	245,060	—

Financing activities:
Distributions paid to common stockholders	(30,593)	—
Net cash used in financing activities	(30,593)	—

Net increase in cash and cash equivalents	214,467	—
Cash and cash equivalents, at beginning of period	1,639,961	201,000
Cash and cash equivalents, at end of period	$1,854,428	$201,000

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$43,001	$—
Distributions reinvested in common stock	13,644	—
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and its consolidated subsidiary.
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
We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as such beginning with our taxable year ended December 31, 2017.
2. STOCKHOLDERS’ EQUITY
Initial Public Offering
On November 25, 2014, the Company filed a registration statement with the SEC on Form S-11 in connection with its initial public offering of up to $2,000,000,000 in shares of common stock (the “Initial Public Offering”). The registration statement was subsequently declared effective on February 18, 2016.
On July 1, 2016, the Company filed a post-effective amendment to its registration statement that reclassified the Company’s common stock offered pursuant to its registration statement into Class A shares, Class T shares and Class W shares. The SEC declared this post-effective amendment effective on August 8, 2016. Pursuant to its registration statement, as amended, the Company began offering for sale up to $1,500,000,000 in shares of common stock in the primary offering in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan at a price of $9.0355 per share for all classes.
Effective as of May 19, 2017, the Company amended its charter to re-designate the Class A shares of its common stock as Class I shares of its common stock. Therefore, all Class A shares of the Company’s common stock offered or outstanding prior to May 19, 2017 are now designated as Class I shares. As of June 30, 2017, the Company’s shares of common stock consisted of Class T shares, Class W shares, and Class I shares, all of which are collectively referred to herein as shares of common stock. All share classes have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T shares and Class W shares will be lower than the per share amount of distributions paid on Class I shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering. See “Note 6” for details regarding the Company’s amended registration statement for its public offering.
The Company is offering to sell its common stock in any combination of the share classes with a dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Black Creek Capital Markets, LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Initial Public Offering. The Initial Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Initial Public Offering, but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that is expected to end no later than February 18, 2019, unless extended by the Company’s board of directors in accordance with federal securities laws.

Summary of the Public and Private Offerings
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) and its private offering, as of June 30, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$—	$—	$2,000,000	$—	$2,000,000
DRIP (2)	—	—	13,644	—	13,644
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$62,300	$—	$2,075,944	$375,400	$2,513,644

Number of shares issued:
Primary offering	—	—	221,349	—	221,349
DRIP	—	—	1,510	—	1,510
Private offering	7,000	—	7,000	—	14,000
Stock dividends	26	—	920	—	946
Total offering	7,026	—	230,779	—	237,805

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources, and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of June 30, 2017, $1,997,986,356 in shares of common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares and Class I shares, including $499,986,356 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class T		Class W		Class I		Total
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Shares	Amount
Balance as of December 31, 2016	7,000	$70	—	$—	248,349	$2,483	255,349	$2,553
Issuance of common stock:
DRIP	—	—	—	—	1,510	15	1,510	15
Stock dividends	26	—	—	—	920	10	946	10
Balance as of June 30, 2017	7,026	$70	—	$—	250,779	$2,508	257,805	$2,578

(1)	Includes 20,000 shares of Class I common stock sold to BCI IV Advisors LLC (the “Advisor”) in November 2014.
Dividends
The Company has accrued and declared cash distributions on a quarterly basis. In addition to the cash distributions, our board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to 0.0000410959 of a share of common stock on each outstanding share of common stock. The special stock dividends attributable to a particular class of shares of our common stock will be issued as additional shares of the same class of common stock. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter. Quarterly cash distributions and stock dividends for each stockholder were calculated for each day the stockholder had been a stockholder of record during such quarter. Cash distributions for stockholders who have elected to participate in the Company’s distribution reinvestment plan were reinvested into shares of the same class of the Company’s common stock as the shares to which the distributions relate. The Company refers to cash distributions and stock dividends collectively as dividends.
Beginning with the third quarter of 2017, the Company’s board of directors authorized monthly cash distributions as of monthly record dates. See “Note 6” for more information.
Cash Distributions. The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock):

		Amount
	Payment Date	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
June 30	July 2017	$0.1295	$23,162	$10,216	$—	$33,378
March 31	April 2017	0.1295	23,076	10,040	—	33,116
Total			$46,238	$20,256	$—	$66,494

2016
December 31 (4)	January 2017	$0.1295	$7,517	$3,604	$—	$11,121

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. The quarterly distributions on Class T shares and Class W shares of common stock were reduced by the respective distribution fees that were payable with respect to such Class T shares and Class W shares (as calculated on a daily basis).

(2)
Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering only. Refer to “Note 4” for further detail regarding distribution fees. Since no Class T shares nor Class W shares had been issued in connection with the Initial Public Offering as of June 30, 2017, no distribution fees had been incurred as of June 30, 2017.

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

Stock Dividends. The following table summarizes the Company’s stock dividend activity:

Quarter Ended	Issuance Date	Shares	Amount
June 30, 2017	July 2017	964	$9,623
March 31, 2017	April 2017	946	9,443
Total		1,910	$19,066
Redemptions
As of June 30, 2017, the Company had not redeemed any shares of its common stock and had not received any requests for redemptions.
3. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of June 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, due from/to affiliates, accounts payable and accrued liabilities, and dividends payable approximate their carrying values due to the short-term nature of these instruments.

The Company’s financial instrument for which it is practicable to estimate fair value is the notes payable to investors in the private offering. The carrying value and fair value of the notes payable were both $375,400 as of June 30, 2017 and both $375,400 as of December 31, 2016. The fair value of the notes payable is estimated based on the Company’s estimate of current market interest rates over a comparable term for similar instruments. The notes payable are classified as Level 3 due to the unobservable nature of the inputs.
4. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the third amended and restated advisory agreement, dated February 9, 2017 (the “Advisory Agreement”), by and among the Company, the BCI IV Operating Partnership LP (the “Operating Partnership”) and the Advisor. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the amended and restated dealer manager agreement (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. BCI IV Advisors Group LLC, the sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial Public Offering and for the investment and management of the Company’s assets. See the 2016 Form 10-K for a description of the fees, expense reimbursements and other amounts payable to the Advisor, the Sponsor, the Dealer Manager and the Property Manager as of June 30, 2017. Other than as set forth below, the Company has not incurred any of these fees and expenses as of June 30, 2017. Effective as of July 1, 2017, the Advisory Agreement, the Dealer Manager Agreement and the Limited Partnership Agreement of the Operating Partnership were amended and restated. See “Note 6” for a description of the amended and restated agreements, including changes to the fees, expense reimbursements and other amounts payable to the Advisor, the Sponsor and the Dealer Manager.
Organization and Offering Expenses. Pursuant to the Advisory Agreement in effect as of June 30, 2017, the Company capped the amount that it reimbursed the Advisor and its affiliates for the Company’s cumulative organization expenses and the expenses of its public offerings at 2.0% of aggregate gross offering proceeds from the sale of shares in its public offerings, including from shares issued pursuant to its distribution reinvestment plan. As of June 30, 2017, the Advisor had paid $4,270,052 of offering costs and $117,864 of organization costs on behalf of the Company. As of June 30, 2017, the Company had reimbursed the Advisor $40,273 related to organization costs. As noted above, the Advisory Agreement was amended and restated effective as of July 1, 2017. See “Note 6” for a description of the changes to the terms concerning the reimbursement of organization and offering expenses to the Advisor.
Expense Support Agreement
On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. See the 2016 Form 10-K for a description of the Expense Support Agreement in effect for the six months ended June 30, 2017. On June 30, 2017, the Company amended and restated the Expense Support Agreement, which became effective as of July 1, 2017. See “Note 6” for a description of the terms of the amended and restated Expense Support Agreement.
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of June 30, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $840,468. No amounts had been reimbursed to the Advisor by the Company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2017	2016	2017	2016
Fees deferred	$—	$—	$—	$—
Other expenses supported	372,773	—	690,969	—
Total expense support from Advisor (1)	$372,773	$—	$690,969	$—

(1)	As of June 30, 2017, $221,755 of expense support was payable to the Company by the Advisor.

5. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
6. SUBSEQUENT EVENTS
Initial Public Offering
On July 3, 2017, the SEC declared the Company’s amended registration statement effective. Pursuant to this amended registration statement, the Company is offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. The Company is offering shares of its common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of the Company’s common stock most recently disclosed. Until the Company initially determines an NAV per share, which it expects will be as of a date no later than December 31, 2017, the transaction price will be equal to $10.00 per share. Accordingly, shares of the Company’s common stock are being offered in its primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. The Company will determine the NAV on a monthly basis beginning as of a date no later than December 31, 2017 and thereafter the offering price per share for each class of its common stock will vary. Shares issued pursuant to the Company’s distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. The Company may update a previously disclosed transaction price in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share relative to the most recently disclosed monthly NAV per share.
Status of the Public and Private Offerings
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and its private offering, as of August 2, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$—	$—	$2,000,000	$—	$2,000,000
DRIP (2)	—	—	27,506	—	27,506
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$62,300	$—	$2,089,806	$375,400	$2,527,506

Number of shares issued:
Primary offering	—	—	221,349	—	221,349
DRIP	—	—	2,897	—	2,897
Private offering	7,000	—	7,000	—	14,000
Stock dividends	52	—	1,858	—	1,910
Total offering	7,052	—	233,104	—	240,156

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources, and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of August 2, 2017, $1,997,972,494 in shares of the Company’s common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares or Class I shares, including $499,972,494 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Amended and Restated Advisory Agreement
On June 30, 2017, the Company, the Operating Partnership and the Advisor entered into the fourth amended and restated advisory agreement, effective as of July 1, 2017 (the “Amended and Restated Advisory Agreement”), which amended and restated the Advisory Agreement, primarily to alter the terms of the Advisory Agreement concerning fees and expenses. Specifically, the Amended and Restated Advisory Agreement eliminated the acquisition fee previously payable to the Advisor under the Advisory Agreement and replaced the asset management fee with an advisory fee. The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee is substantially the same as the asset management fee previously paid to the Advisor under the Advisory Agreement, which includes a monthly payment of one-twelfth of 0.80% of the aggregate cost (including debt, whether borrowed or assumed, and before non-cash reserves and depreciation) of each real property asset within the Company’s portfolio, and the fee payable in connection with a disposition has been reduced from 2.5% to 1.0% of the total consideration paid in connection with the disposition, both calculated in accordance with the terms of the Amended and Restated Advisory Agreement. The performance component of the advisory fee which will be paid to the Sponsor in its capacity as holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance based amount in the form of an allocation and distribution. This amount will be paid to the Sponsor, so long as the Amended and Restated Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, will be paid instead to the Advisor as a fee, as described in the Amended and Restated Advisory Agreement.
The performance component of the advisory fee is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. “Fund Interests” means the outstanding shares of the Company’s common stock and any Operating Partnership units (the “OP Units”) held by third parties. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.
The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from the Company’s payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., the Company’s ongoing class-specific fees). Until the Company determines an NAV, the initial NAV will be deemed to equal $10.00 per Fund Interest. If the performance component is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Amended and Restated Advisory Agreement.
The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the effective date of the Amended and Restated Advisory Agreement.
The fixed component and the performance component of the advisory fee accrue monthly. The fixed component is payable monthly in arrears; provided that, with respect to a disposition, the fixed component is payable upon the occurrence of a listing of shares of the Company’s common stock on a national securities exchange or other disposition. The fixed component is payable for each month in which the Amended and Restated Advisory Agreement is in effect, even if the Amended and Restated Advisory Agreement is in effect for a partial month. The performance component of the advisory fee with respect to any calendar year is payable after the completion of the calculation of the Company’s NAV for December of such year. The performance component is payable for each calendar year in which the Amended and Restated Advisory Agreement is in effect, even if the Amended and Restated Advisory Agreement is in effect for a partial year. With respect to the first calendar year in which the Amended and Restated Advisory Agreement is in effect, the partial period performance component of the advisory fee will be calculated assuming an initial NAV of $10.00 per Fund Interest. If the Amended and Restated Advisory Agreement is terminated or its term expires without renewal, the partial period fixed component and performance component of the advisory fee will be due and payable upon the termination date. In such event, for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be determined based on a good faith estimate of what the Company’s NAV per Fund Interest would be as of that date, as if the Company’s NAV had been calculated in accordance with its valuation policy; provided, that, if the Amended and Restated Advisory Agreement is terminated with respect to a liquidity event, the performance component will be due and payable in connection with such liquidity event and the annual total return amount will be calculated as set forth above with respect to a year in which the Company completes a liquidity event. In addition, if the Operating Partnership commences a liquidation of its investments during any calendar year, the Sponsor or the Advisor, as applicable, will be paid the advisory fee from the proceeds of the liquidation, and the performance component will be calculated at the end of the liquidation period prior to the distribution of the liquidation proceeds to the holders of OP Units. If the fixed component or the performance component of the advisory fee is payable with respect to any partial month or partial calendar year, then the fixed component will be prorated based on the number of days elapsed during any partial calendar month, and the performance component will be calculated based on the annualized total return amount determined using the total return achieved for the period of such partial calendar year.
If the Sponsor does not elect on or before the first day of a calendar year to have it paid as a fee to the Advisor, then the performance component of the advisory fee will be paid as a distribution on the performance participation interest to the Sponsor, as the holder of the Special Units. In such case, the performance component of the advisory fee will be payable in cash or Class I OP Units, at the election of the Sponsor. If the Sponsor elects to receive such distributions in Class I OP Units, the number of Class I OP Units to be issued to the Sponsor will be determined by dividing an amount equal to the value of the performance component of the advisory fee by the NAV per Class I OP Unit.
In addition to the changes to the fees payable to the Advisor described above, the Amended and Restated Advisory Agreement amended the terms pursuant to which the Advisor will pay and be reimbursed for the payment of organization and offering expenses on the Company’s behalf. Per the terms of the Amended and Restated Advisory Agreement, the Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through June 30, 2018. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following June 30, 2018. Beginning July 1, 2018, the Company will reimburse the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. After the termination of the primary offering and again after termination of the offering under the Company’s distribution reinvestment plan, the Advisor has agreed to reimburse the Company to the extent that the organization and offering expenses that the Company has incurred exceed 15.0% of the Company’s gross proceeds from the applicable offering. Any organization and offering expenses reimbursed by the Company which are deemed underwriting compensation will be subject to the 10.0% limit on underwriting compensation imposed by the Financial Industry Regulatory Authority (“FINRA”).
The term of the Amended and Restated Advisory Agreement is one year from the effective date of July 1, 2017, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods.
The preceding summary does not purport to be a complete summary of the Amended and Restated Advisory Agreement and is qualified in its entirety by reference to the Amended and Restated Advisory Agreement, which is incorporated by reference as Exhibit 10.3 to this Quarterly Report on Form 10-Q.
Amended and Restated Limited Partnership Agreement
Additionally, in conjunction with the amendment and restatement of the Advisory Agreement, the Company and the Sponsor entered into the second amended and restated limited partnership agreement of the Operating Partnership, effective as of July 1, 2017 (the “Amended and Restated Limited Partnership Agreement”), in order to, among other things, eliminate the incentive fee payable to the Sponsor, as the holder of the Special Units, in the form of a right of redemption upon the occurrence of a liquidity event or the termination or non-renewal of the Advisory Agreement. Further, the Amended and Restated Limited Partnership Agreement was amended to provide for the allocation and distribution to the Sponsor of the performance component of the advisory fee, as described above under “Amended and Restated Advisory Agreement.” In addition, the Amended and Restated Limited Partnership Agreement provides that the Sponsor and the Advisor may request the Operating Partnership to repurchase any OP Units held by either of them at a later date, irrespective of the period for which they have held such OP Units, and the Operating Partnership will repurchase any such OP Units for cash unless the Company’s board of directors determines that any such repurchase for cash would be prohibited by applicable law or the Company’s charter, in which case such OP Units will be repurchased for shares of the Company’s common stock with an equivalent aggregate NAV. Any such repurchase requests will not be subject to any early redemption deduction under the Company’s share redemption program applicable to Class W and Class I shares. If the performance component of the advisory fee is paid in cash to the Sponsor as an allocation and distribution in its capacity as holder of the Special Units, such amount will not be deductible to the Operating Partnership, although it will reduce the cash available for distribution to other holders of OP Units. The Amended and Restated Limited Partnership Agreement amended the prior version of the agreement to reflect that although the holders of OP Units may not transfer their interests in the Operating Partnership, in whole or in part, without the Company’s written consent, as general partner, each of the Sponsor and the Advisor may transfer all or any portion of its respective OP Units, or any of its economic rights as a limited partner, to any of its respective affiliates without the Company’s consent.

The preceding summary does not purport to be a complete summary of the Amended and Restated Limited Partnership Agreement and is qualified in its entirety by reference to the Amended and Restated Limited Partnership Agreement, which is incorporated by reference as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
Amended and Restated Dealer Manager Agreement
In addition, the Company entered into the second amended and restated dealer manager agreement, effective as of July 1, 2017, with the Dealer Manager and the Advisor (the “Amended and Restated Dealer Manager Agreement”), in order to, among other things, reflect the revised terms of the compensation payable to the Dealer Manager with respect to the Class T shares, the Class W shares and the Class I shares. Under the Amended and Restated Dealer Manager Agreement, the Company has agreed to pay the Dealer Manager upfront selling commissions of up to 2.0%, and dealer manager fees of up to 2.5%, of the offering price of Class T shares sold in the primary offering; however, such amounts may vary at certain participating broker dealers provided that the sum will not exceed 4.5% of the offering price. No selling commissions or dealer manager fees will be paid with respect to Class W shares and Class I shares or shares of any class sold pursuant to the Company’s distribution reinvestment plan. In addition, the Company has agreed to pay the Dealer Manager distribution fees that accrue monthly and are calculated on outstanding Class T shares and Class W shares sold in the primary offering in an amount equal to 1.0% per annum and 0.50% per annum, respectively, of the NAV per Class T share or Class W share, respectively. In calculating distribution fees, the Company will use its most recently disclosed monthly NAV before giving effect to the monthly distribution fee or distributions on its shares; however, until the Company reports an NAV per share, the NAV per share for Class T shares and Class W shares will be deemed to equal $10.00 per share. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow (pay) the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares, referred to as servicing broker dealers. The Company will not pay annual distribution fees with respect to Class I shares, shares sold under its distribution reinvestment plan or shares received as stock dividends, although the amount of the annual distribution fee payable with respect to Class T shares and Class W shares sold in the Company’s primary offering will be allocated among all Class T shares and Class W shares, respectively, including those sold under the Company’s distribution reinvestment plan and those received as stock dividends.
The Company will cease paying the distribution fees with respect to individual Class T and Class W shares when they are no longer outstanding, including as a result of conversion to Class I shares. Each Class T or Class W share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the Applicable Conversion Rate on the earliest of: (i) a listing of any shares of the Company’s common stock on a national securities exchange; (ii) the merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with the Company’s transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the distribution reinvestment plan or received as stock dividends) equals or exceeds 8.5% of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in a primary offering (i.e., an offering other than a distribution reinvestment plan). The Company cannot predict if or when this will occur. In addition, after termination of a primary offering registered under the Securities Act of 1933, as amended, each Class T or Class W share (i) sold in that primary offering, (ii) sold under a distribution reinvestment plan, and (iii) received as a stock dividend with respect to such shares sold in such primary offering or distribution reinvestment plan, shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the Applicable Conversion Rate, at the end of the month in which the Company, with the assistance of the Dealer Manager, determines that all underwriting compensation paid or incurred with respect to the primary offering covered by that registration statement from all sources, determined pursuant to the rules and guidance of FINRA, would be in excess of 10.0% of the aggregate purchase price of all shares sold for the Company’s account through that primary offering.
As used above, the “Applicable Conversion Rate” means (a) with respect to Class T shares, a ratio whereby the numerator is the most recently disclosed monthly Class T NAV per share and the denominator is the most recently disclosed monthly Class I NAV per share and (b) with respect to Class W shares, a ratio whereby the numerator is the most recently disclosed monthly Class W NAV per share and the denominator is the most recently disclosed monthly Class I NAV per share. For each class of shares, the NAV per share shall be calculated as described in the most recent valuation procedures approved by the Company’s board of directors. Because the Company currently expects to allocate ongoing distribution fee expenses to its Class T and Class W shares through their distributions, and not through their NAV per share, the Company currently expects the Applicable Conversion Rate to remain 1:1 for its Class T and Class W shares.
The preceding summary does not purport to be a complete summary of the Amended and Restated Dealer Manager Agreement and is qualified in its entirety by reference to the Amended and Restated Dealer Manager Agreement, a copy of which is incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2017.

Amended Share Redemption Program
Effective as of July 1, 2017, the Company’s board of directors adopted two share redemption programs; one program is applicable to Class T shares and the other program is applicable to Class W and Class I shares. The Company expects that there will be no regular secondary trading market for shares of its common stock and that stockholders should view their investment in the Company’s common stock as long term with limited liquidity. However, stockholders who have purchased shares from the Company or received their shares through a non-cash transaction, not in the secondary market, may receive the benefit of limited liquidity by presenting for redemption to the Company all or any portion of those shares in accordance with the procedures and subject to certain conditions and limitations described in the share redemption programs. To the extent the Company’s board of directors determines that the Company has sufficient available cash for redemptions, the Company initially intends to redeem shares under both of its share redemption programs on a monthly basis; however, the Company’s board of directors may determine from time to time to adjust the timing of redemptions or suspend, terminate or otherwise modify the Company’s share redemption programs.
The terms of the Company’s share redemption program applicable to Class W shares and Class I shares may provide holders of Class W shares and Class I shares with a greater opportunity to have their shares redeemed than holders of Class T shares. As described below, the share redemption program applicable to Class T shares is subject to an 18-month holding period, while the share redemption program applicable to Class W shares and Class I shares does not have a minimum holding period, but redemptions during the first year following purchase will be subject to the Early Redemption Deduction (defined below). In addition, the limit on the amount of shares that may be redeemed under the Company’s share redemption program applicable to Class W shares and Class I shares is higher than the limit on the Company’s share redemption program applicable to Class T shares. Further, the funds available for redemptions under the Company’s share redemption program applicable to Class T shares are generally limited to funds received from the Company’s distribution reinvestment plan in the prior month; whereas unless the Company’s board of directors determines otherwise, the Company intends to fund redemptions pursuant to the Company’s share redemption program applicable to Class W and Class I shares from any available cash sources at the Company’s disposal.
While stockholders may request on a monthly basis that the Company redeem all or any portion of their shares pursuant to the Company’s share redemption programs, the Company is not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in the Company’s discretion. In addition, the Company’s ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under the Company’s share redemption programs, to the extent the Company determines to redeem shares in any particular month, the Company will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that Class W and Class I shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “Early Redemption Deduction”). The “transaction price” generally will be equal to the NAV per share of the Company’s common stock most recently disclosed by the Company. Until the Company initially determines an NAV per share, which the Company expects will be as of a date no later than December 31, 2017, the transaction price will be equal to $10.00 per share. The Company will redeem shares at a price that the Company believes reflects the NAV per share of such stock more appropriately than the most recently disclosed monthly NAV per share, including by updating a previously disclosed transaction price, in cases where the Company believes there has been a material change (positive or negative) to the NAV per share relative to the most recently disclosed monthly NAV per share. The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through the Company’s distribution reinvestment plan or received from the Company as a stock dividend. To have shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
Under the Company’s share redemption program applicable to Class T Shares, the Company may redeem a stockholder’s Class T shares after the stockholder has held them for a minimum of 18 months, subject to certain exceptions. In the event that a stockholder seeks to redeem all of its Class T shares, any Class T shares that were purchased pursuant to the Company’s distribution reinvestment plan or received from the Company as a stock dividend may be excluded from the foregoing 18-month holding period requirement, in the discretion of the Company’s board of directors. In addition, for purposes of the 18-month holding period, holders of OP Units who exchange their OP Units for Class T shares shall be deemed to have owned their Class T shares as of the date they were issued their OP Units. If a stockholder has made more than one purchase of Class T shares (other than through the Company’s distribution reinvestment plan), the 18-month holding period will be calculated separately with respect to each such purchase. Neither the 18-month holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder. The Company’s board of directors also reserves the right in its sole discretion at any time and from time to time to (i) waive the 18-month holding period and either of the Redemption Caps (as defined below) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (ii) reject any request for redemption for any reason, or (iii) reduce the number of shares of the Company’s common stock allowed to be redeemed under the share redemption program. Furthermore, any shares redeemed in excess of the Monthly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following month’s redemption limitations.
The Company is not obligated to redeem shares of the Company’s common stock under the Company’s share redemption program applicable to Class T Shares. The Company presently intends to limit the number of shares to be redeemed under the Company’s share redemption program applicable to Class T Shares during any calendar month to the “Monthly Redemption Cap” which will equal the lesser of: (i) 1/12th of 5% of the number of Class T shares outstanding as of the date that is 12 months prior to the end of the current month and (ii) the aggregate number of Class T shares sold pursuant to the Company’s distribution reinvestment plan in the immediately preceding month, less the number of Class T shares redeemed in the most recently completed month in excess of such month’s applicable Monthly Redemption Cap due to qualifying death or disability requests of a stockholder or stockholders during such month, which amount may be less than the “Aggregate Redemption Cap” defined below. In addition, the Company’s board of directors retains the right, but is not obligated to, redeem additional Class T shares if, in its sole discretion, it determines that it is in the Company’s best interest to do so, provided that the Company will not redeem during any consecutive 12-month period more than 5% of the number of Class T shares outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Monthly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. The Company’s board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that the Company’s board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that the Company’s board of directors will be able to obtain, if necessary, a no-action letter from SEC staff.
Under the Company’s share redemption program applicable to Class W Shares and Class I Shares, the Company may redeem during any calendar month Class W Shares and Class I Shares whose aggregate value (based on the price at which the shares are redeemed) is 2% of the aggregate NAV of such classes of shares as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5% of NAV of such classes of shares as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of the NAV applicable to all such shares as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of the NAV of such classes of shares as of the last calendar day of the prior calendar quarter.
Although the vast majority of the Company’s assets consist of properties that cannot generally be readily liquidated on short notice without impacting the Company’s ability to realize full value upon their disposition, the Company intends to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. The Company may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of the Company’s assets, although the Company presently expects to limit the funds available to redeem Class T shares to funds received from the Company’s distribution reinvestment plan in the prior month.
Should redemption requests, in the Company’s judgment, place an undue burden on the Company’s liquidity, adversely affect the Company’s operations or risk having an adverse impact on the Company as a whole, or should the Company otherwise determine that investing the Company’s liquid assets in real properties or other illiquid investments rather than redeeming the Company’s shares is in the best interests of the company as a whole, then the Company may choose to redeem fewer shares than have been requested to be redeemed, or none at all. In the event that the Company determines to redeem some but not all of the shares submitted for redemption during any month for any of the foregoing reasons, shares submitted for redemption during such month will be redeemed on a pro rata basis; provided, that, with respect to the share redemption program applicable to Class T shares only, the Company will redeem shares of the Company’s common stock in full that are timely presented for redemption in connection with the death and, if approved by the Company’s board of directors in its sole discretion, the disability of a stockholder, regardless of whether the Company redeems all other shares presented for redemption pursuant to the share redemption program applicable to Class T shares on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption programs, as applicable. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

The preceding summary does not purport to be a complete summary of the Company’s share redemption programs and is qualified in its entirety by reference to the share redemption programs, which are incorporated by reference as Exhibits 4.2 and 4.3 to this Quarterly Report on Form 10-Q.
Amended Distribution Reinvestment Plan
The Company’s board of directors has approved and adopted the third amended and restated distribution reinvestment plan, effective July 1, 2017 (the “Amended DRIP”). The Amended DRIP reflects that the price at which additional shares of common stock may be purchased pursuant to the distribution reinvestment plan will be equal to the transaction price in effect on the distribution date. Further, the Amended DRIP added an automatic enrollment feature to the plan, whereby upon purchasing shares of the Company’s common stock in the Company’s public offering on and after July 1, 2017, an investor will automatically become a participant in the plan unless the investor is a resident of Kansas, Kentucky, Maine, Maryland, New Jersey or Ohio, is a client of a participating broker dealer that does not permit automatic enrollment in the plan, or the investor elects not to become a participant by noting such election on the subscription agreement.
The preceding summary does not purport to be a complete summary of the Amended DRIP and is qualified in its entirety by reference to the Amended DRIP, which is incorporated by reference as Exhibit 4.1 to this Quarterly Report on Form 10-Q.
Amended and Restated Expense Support Agreement
On June 30, 2017, the Company, the Operating Partnership and the Advisor entered into the Amended and Restated Expense Support Agreement, effective as of July 1, 2017 (the “Amended and Restated Expense Support Agreement”). Pursuant to the Amended and Restated Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending June 30, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Amended and Restated Advisory Agreement, if the sum of (i) funds from operations (“FFO”) as disclosed in the Company’s quarterly and annual reports, (ii) the Company’s acquisition expenses and (iii) the performance component of the advisory fee for a particular quarter (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Amended and Restated Advisory Agreement for such quarter.
In addition, if in a given calendar quarter, the Expense Support Threshold is less than Baseline Distributions for such quarter, and the deferred fixed component of the advisory fee is not sufficient to satisfy the shortfall for such quarter, or a “Deficiency,” the Advisor will be required to fund certain of the Company’s or the Operating Partnership’s expenses in an amount equal to such Deficiency. In no event will the aggregate of the deferred fixed component of the advisory fee and the Deficiency support payments exceed $15,000,000 (the “Maximum Amount”).
Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes pursuant to the Amended and Restated Expense Support Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which the Expense Support Threshold exceeds Baseline Distributions for that quarter, the Amended and Restated Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts, including any Deficiency support payments. Further, in the event that the Company terminates the Amended and Restated Advisory Agreement without cause and not in connection with a liquidity event, any reimbursable amounts that have not expired or been repaid pursuant to the terms of the Amended and Restated Expense Support Agreement will become immediately due and payable to the Advisor. The Company’s obligation to reimburse the Advisor will be non-interest bearing.
During the term of the Amended and Restated Expense Support Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay the fixed component of the advisory fee or expenses. Although the Amended and Restated Expense Support Agreement has an effective term through June 30, 2020, the Amended and Restated Expense Support Agreement may be terminated prior thereto without cause or penalty by a majority of the Company’s independent directors upon 30 days’ prior written notice to the Advisor. In addition, the Advisor’s obligations under the Amended and Restated Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Amended and Restated Advisory Agreement, (ii) the Company’s delivery of notice to the Advisor of its intention to terminate or not renew the Amended and Restated Advisory Agreement, (iii) the Company’s

completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Further, the Advisor may elect to immediately terminate its obligations under the Amended and Restated Expense Support Agreement if the Company modifies the calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Amended and Restated Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter.
When the Amended and Restated Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees or support expenses in order to support the Company’s cash distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Amended and Restated Expense Support Agreement shall survive any termination or expiration and remain subject to the reimbursement terms described above without modification.
The preceding summary does not purport to be a complete summary of the Amended and Restated Expense Support Agreement and is qualified in its entirety by reference to the Amended and Restated Expense Support Agreement, which is incorporated by reference as Exhibit 10.7 to this Quarterly Report on Form 10-Q.
Distributions
The Company’s board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2017, or July 31, 2017, August 31, 2017, and September 29, 2017 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable for such quarter with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable for such month with respect to such Class T shares and Class W shares. Cash distributions for each month of the third quarter will be paid in cash or reinvested in shares of the Company’s common stock for those electing to participate in the distribution reinvestment plan on the respective Distribution Record Date applicable to such monthly distributions. Cash distributions for the month ended July 31, 2017 were paid in cash or reinvested in shares of the Company’s common stock on July 31, 2017. There can be no assurances that the current cash distribution rate will be maintained.
For stockholders participating in the Amended DRIP, distributions attributable to the class of shares they own will be reinvested into additional shares of the same class of common stock. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Company’s public offering, proceeds from the issuance of shares pursuant to the distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of the Company’s expenses, proceeds from the sales of assets, and the Company’s cash balances. The Company has not established a cap on the amount of its distributions that may be paid from any of these sources.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the terms “we,” “our,” or “us” refer to Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and its consolidated subsidiary. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.
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

OVERVIEW
General
Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.
On November 25, 2014, we filed the registration statement for the Initial Public Offering. The registration statement was subsequently declared effective by the SEC on February 18, 2016. On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016, at which time we began offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share.
On November 30, 2016, we received an aggregate of $2,000,000 in subscriptions for shares of our common stock from certain of our officers and officers of the Advisor and its affiliates, directly or indirectly. Accordingly, the offering proceeds received from stockholders were released from escrow on November 30, 2016, with respect to all states other than the states of Ohio, Pennsylvania and Washington. Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources, and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.
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
Effective as of May 19, 2017, we amended our charter to re-designate the Class A shares of our common stock as Class I shares of our common stock. Therefore, all Class A shares of our common stock offered or outstanding prior to May 19, 2017 are now designated as Class I shares.
As of June 30, 2017, we had raised gross proceeds of $2,513,644 from the sale of 237,805 shares of our common stock and the issuance of notes payable in the public and private offerings. See “Note 2 to the Condensed Consolidated Financial Statements” for information concerning the public and private offerings. Additionally, see “Note 6 to the Condensed Consolidated Financial Statements” for details regarding our amended registration statement for our public offering.
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
Industrial Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Further, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2018, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and rent growth in our primary target markets. Rental concessions, such as free rent, remain at historically low levels. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2017 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.3% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by the current industrial real estate fundamentals and secular shift in consumer spending.
RESULTS OF OPERATIONS
As of June 30, 2017, we were in our organizational and development stage and had not commenced property operations. For the three and six months ended June 30, 2017, our results of operations consisted primarily of: (i) general and administrative expenses incurred related to compensation to our independent directors, insurance for our independent directors and officers, and professional services related to audit and legal; and (ii) interest expense related to the notes payable to investors in the private offering. For the three and six months ended June 30, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors.

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

We did not have any NAREIT-defined adjustments to GAAP net loss, as we do not own any properties. As such, NAREIT FFO equals GAAP net loss for the periods presented in the table below. However, we did have a Company-defined adjustment to GAAP net loss for organization costs. A reconciliation of GAAP net loss to NAREIT FFO to Company-defined FFO is as follows:

					For the Period
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception
					(August 28, 2014) to
	2017	2016	2017	2016	June 30, 2017
GAAP net income (loss) applicable to common stockholders	$33,173	$(88,763)	$66,217	$(88,763)	$(109,081)
GAAP net income (loss) per common share	$0.13	$(4.44)	$0.26	$(4.44)	$(1.50)

Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) applicable to common stockholders	$33,173	$(88,763)	$66,217	$(88,763)	$(109,081)
NAREIT FFO applicable to common stockholders	$33,173	$(88,763)	$66,217	$(88,763)	$(109,081)
NAREIT FFO per common share	$0.13	$(4.44)	$0.26	$(4.44)	$(1.50)

Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO applicable to common stockholders	$33,173	$(88,763)	$66,217	$(88,763)	$(109,081)
Add Company-defined adjustments:
Organization costs	201	—	273	—	40,273
Company-defined FFO applicable to common stockholders	$33,374	$(88,763)	$66,490	$(88,763)	$(68,808)
Company-defined FFO per common share	$0.13	$(4.44)	$0.26	$(4.44)	$(0.95)

Weighted-average shares outstanding	257,713	20,000	256,725	20,000	72,546
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase will be net proceeds from the Initial Public Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. Our principal uses of funds will be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Initial Public Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. Cash provided by operating activities of $245,060 for the six months ended June 30, 2017 was primarily a result of expense support provided by the Advisor during the period, which was offset by general, administrative, and organization expenses. Cash used in financing activities of $30,593 for the six months ended June 30, 2017 was related to the cash distributions we paid to our common stockholders.

Capital Resources and Uses of Liquidity
In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:
Offering Proceeds. As of June 30, 2017, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $2,513,644 ($2,488,950 net of direct selling costs). Of this amount, $481,410 is being held in escrow pursuant to the terms of the private offering.
Cash Distributions. We intend to accrue and make cash distributions on a regular basis. For the six months ended June 30, 2017, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 69.5% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 30.5% of our total gross cash distributions were funded with proceeds from the issuance of shares pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 4 to the Condensed Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in the Initial Public Offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the third quarter of 2017, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2017, or July 31, 2017, August 31, 2017 and September 29, 2017 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. Cash distributions for each month of the third quarter of 2017 will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan on the respective Distribution Record Date applicable to such monthly distributions. Cash distributions for the month ended July 31, 2017 were paid in cash or reinvested in shares of our common stock on July 31, 2017.
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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
	Provided by		Provided by		Proceeds		Proceeds from
	Expense		Operating		from Financing		Issuance of		Gross
	Support (1)		Activities		Activities		DRIP Shares (2)		Distributions (3)
2017
June 30	$23,162	69.4%	$—	—%	$—	—%	$10,216	30.6%	$33,378
March 31	23,076	69.7	—	—	—	—	10,040	30.3	33,116
Total	$46,238	69.5%	$—	—%	$—	—%	$20,256	30.5%	$66,494

2016
December 31 (4)	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)
For the quarters ended June 30, 2017, March 31, 2017 and December 31, 2016, the Advisor provided expense support of $372,773, $318,196 and $149,499, respectively. See “Note 4 to the Condensed Consolidated Financial Statements” for further details.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)
Gross distributions are total distributions before the deduction of distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering. Since no Class T shares or Class W shares have been issued in connection with the Initial Public Offering, no distribution fees have been incurred as of June 30, 2017.

(4)	The Initial Quarter commenced on November 30, 2016, which is the date we broke escrow, and ended on December 31, 2016.
Refer to “Note 2 to the Condensed Consolidated Financial Statements” for further detail on our cash distributions.
SUBSEQUENT EVENTS
Initial Public Offering
On July 3, 2017, the SEC declared our amended registration statement effective. Pursuant to this amended registration statement, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Until we initially determine an NAV per share, which we expect will be as of a date no later than December 31, 2017, the transaction price will be equal to $10.00 per share. Accordingly, shares of our common stock are being offered in our primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. We will determine the NAV on a monthly basis beginning as of a date no later than December 31, 2017 and thereafter the offering price per share for each class of our common stock will vary. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price in effect on the distribution date, as indicated above. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

Status of the Public and Private Offerings
A summary of the Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and the private offering, as of August 2, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$—	$—	$2,000,000	$—	$2,000,000
DRIP (2)	—	—	27,506	—	27,506
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$62,300	$—	$2,089,806	$375,400	$2,527,506

Number of shares issued:
Primary offering	—	—	221,349	—	221,349
DRIP	—	—	2,897	—	2,897
Private offering	7,000	—	7,000	—	14,000
Stock dividends	52	—	1,858	—	1,910
Total offering	7,052	—	233,104	—	240,156

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Ohio residents will not be released from escrow until subscriptions for shares totaling at least $7,000,000 have been received from all sources, subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources, and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources.

As of August 2, 2017, $1,997,972,494 in shares of our common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares and Class I shares, including $499,972,494 in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Amended and Restated Advisory Agreement
Effective as of July 1, 2017, we, the Operating Partnership and the Advisor entered into the Amended and Restated Advisory Agreement. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the Amended and Restated Advisory Agreement.
Amended and Restated Limited Partnership Agreement
Effective as of July 1, 2017, in conjunction with the amendment and restatement of the Advisory Agreement, we and the Sponsor entered into the Amended and Restated Limited Partnership Agreement. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the Amended and Restated Limited Partnership Agreement.
Amended and Restated Dealer Manager Agreement
Effective as of July 1, 2017, we entered into the Amended and Restated Dealer Manager Agreement with the Dealer Manager and the Advisor, in order to, among other things, reflect the revised terms of the compensation payable to the Dealer Manager with respect to the Class T shares, the Class W shares and the Class I shares. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the Amended and Restated Dealer Manager Agreement.
Amended Share Redemption Program
Effective as of July 1, 2017, our board of directors adopted two share redemption programs; one program is applicable to Class T shares and the other program is applicable to Class W and Class I shares. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the amended share redemption program.

Amended Distribution Reinvestment Plan
Effective July 1, 2017, our board of directors adopted the Amended DRIP. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the Amended DRIP.
Amended and Restated Expense Support Agreement
Effective July 1, 2017, we entered into the Amended and Restated Expense Support Agreement with the Operating Partnership and the Advisor. See “Note 6 to the Condensed Consolidated Financial Statements” for a description of the terms of the Amended and Restated Expense Support Agreement.
Distributions
Our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2017, or July 31, 2017, August 31, 2017, and September 29, 2017. The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable for such quarter with respect to such Class T shares and Class W shares. See “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the third quarter distributions.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2016 was disclosed in our 2016 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2016 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of June 30, 2017, we have no critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2017, our debt consisted of notes payable to investors in the private offering at a fixed interest rate.
Fixed Interest Rate Debt. As of June 30, 2017, our fixed interest rate debt consisted of $375,400 of notes payable issued pursuant to the private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of June 30, 2017, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2016 Form 10-K, there have been no material changes to the risk factors disclosed in our 2016 Form 10-K.
RISKS RELATED TO INVESTING IN THE INITIAL PUBLIC OFFERING
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders do sell their shares to us, they may receive less than the price they paid.
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which initially is equal to $10.00 per share, but will generally be equal to our most recently disclosed monthly NAV per share once we commence monthly valuations), and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since Class T shares are sold at the transaction price plus applicable selling commissions and dealer manager fees, holders of Class T shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, Class W shares and Class I shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of Class W shares and Class I shares may receive less than the price they paid for their shares upon redemption by us.
Our ability to redeem our stockholders’ shares may be limited, and may be more limited with respect to Class T shares than with respect to Class W shares and Class I shares. In addition, our board of directors may modify, suspend or terminate our share redemption programs at any time.
Each of our share redemption programs contains significant restrictions and limitations. For example, only our stockholders who purchase their shares directly from us or who received their shares through a non‑cash transaction, not in the secondary market, are eligible to participate, holders of Class T Shares must generally hold their shares for a minimum of 18 months before they can participate in our share redemption program applicable to Class T shares and if holders of Class W shares and Class I shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price on the date of redemption. The terms of our share redemption program applicable to Class W shares and Class I shares may provide holders of Class W shares and Class I shares with a greater opportunity to have their shares redeemed than holders of Class T shares. For example, the limit on the amount of shares that may be redeemed under our share redemption program applicable to Class W shares and Class I shares is higher than the limit on our share redemption program applicable to Class T shares. Further, the funds available for redemptions under our share redemption program applicable to Class T shares are generally limited to funds received from our distribution reinvestment plan in the prior month; whereas unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program applicable to Class W and Class I shares from any available cash sources at our disposal.
We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption programs, or none at all, in our discretion at any time. We may redeem fewer shares due to the total amount of shares requested for redemption being in excess of the limits and/or caps applicable to our respective redemption programs, the lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate‑related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption programs. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time in its sole discretion. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.
Our capacity to redeem shares may be further limited if we experience a concentration of investors.
The current limitations of our share redemption programs are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
We are offering shares of our common stock at the transaction price, plus applicable selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change to our NAV per share relative to the most recently disclosed NAV per share. Until we initially determine an NAV per share, which we expect will be as of a date no later than December 31, 2017, the transaction price will be equal to $10.00 per share. The transaction price will not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investment may be substantially less. Our board of directors arbitrarily determined the initial transaction price in its sole discretion and it is not based on the value of any assets we may own when a stockholder purchases shares in the Initial Public Offering. Until we commence monthly valuations, the transaction price will be fixed and will not be adjusted based on the underlying value of any assets we may own. Once we commence monthly valuations, the transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes as described above) and will not be based on any public trading market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September, subject to a 5.0% reduction, with respect to our Class W and Class I Redemption Program, for early redemption. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption programs at a time when such events are adversely affecting the performance of our assets. Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
A portion of the proceeds raised in the Initial Public Offering is expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.
We currently expect to use a portion of the proceeds from the Initial Public Offering to satisfy redemption requests with respect to our Class W and Class I Redemption Program. Using the proceeds from the Initial Public Offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
Valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies that will be used to value our properties and certain real estate‑related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc., a third-party valuation firm, (“Altus Group” or “Independent Valuation Firm”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate‑related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV will not represent the then‑current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV‑based fees we paid to the Advisor, the Sponsor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Initial Public Offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption programs, will generally be based on our estimated NAV per share once we commence monthly valuations, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.
In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.
We intend to commence monthly valuations as of a date that is no later than December 31, 2017. In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV, including the engagement of independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Initial Public Offering and our share redemption programs.

Our NAV will not be subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.
Our valuation procedures and our NAV will not be subject to GAAP and will not be subject to independent audit. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption programs.
Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.
It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our Independent Valuation Firm’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, the financial condition of our customers, or lease expirations. For example, we expect to regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We will be at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated revenues and expenses on a monthly basis based on actual leases and expenses in that month. On a periodic basis, we will adjust the revenues and expense accruals we estimated to reflect the revenues and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.
New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV.
Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our NAV procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.
The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.
From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non‑redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Firm and reflected in the calculation of our NAV.
Our valuation procedures generally provide that the Independent Valuation Firm will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non‑material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer from an unrelated third party to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Where possible, adjustments generally will be made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Firm determines that events warrant adjustments to certain assumptions (including probability of occurrence) that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.
Our NAV and the NAV of our stockholders’ shares may be diluted in connection with this and future securities offerings.
In connection with the Initial Public Offering, we incur fees and expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in the Initial Public Offering will be based on our NAV once we commence monthly valuations, the Initial Public Offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.
In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of the Initial Public Offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of the Initial Public Offering and future offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
Our stockholders will experience dilution in the net tangible book value of our stockholders’ shares equal to the upfront offering costs associated with their shares.
Our stockholders will incur immediate dilution equal to the upfront costs of the offering associated with the sale of their shares, including with respect to Class T shares sold in the primary offering, upfront selling commissions and dealer manager fees, and with respect to all shares sold in the offering, organization and offering expenses. This means that investors who purchase our shares of common stock will pay a price per share that exceeds the amount available to us to purchase assets and therefore, the value of these assets upon purchase.

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on our stockholders’ shares.
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Sponsor (or the Advisor, if the Sponsor elects to have the performance component of the advisory fee paid to the Advisor) will earn a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted‑average number of outstanding Fund Interests during the year and the weighted‑average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class‑specific fees). Until we determine an NAV, the initial NAV will be deemed to equal $10.00 per Fund Interest. If the performance component is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward is zero as of the date of this prospectus. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%.
As a result of the manner in which the performance component is calculated, as described above, the performance component is not directly tied to the performance of the shares our stockholders purchase, the class of shares they purchase, or the time period during which they own their shares. The performance component may be payable to the Advisor or the Sponsor even if the NAV of a stockholder’s shares at the time the performance component is calculated is below the stockholder’s purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on at stockholder’s purchase price. Because of the class‑specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, our stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor or the Sponsor for all or any portion of such calendar year. In addition, if the Sponsor or the Advisor earns the performance component of the advisory fee in any given year, neither of them will be obligated to return any portion of it based on our subsequent performance.
The payment of fees and expenses to the Advisor and its affiliates and the Dealer Manager reduces the cash available for distribution and increases the risk that our stockholders will not be able to recover the amount of their investment in our shares.
The Advisor and the Dealer Manager perform services for us, including, among other things, the selection and acquisition of our investments, the management of our assets, the disposition of our assets, the financing of our assets and certain administrative services. We pay the Advisor and its affiliates and the Dealer Manager fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.
Until the proceeds from the Initial Public Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. Therefore, particularly in the earlier part of the Initial Public Offering, we expect to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to the Amended and Restated Expense Support Agreement, we expect to rely on cash resulting from the deferral of the fixed component of the advisory fee and/or expense support from the Advisor to help fund our cash distributions in excess of the sum of our FFO, our acquisition expenses and the performance component of the advisory fee. The Amended and Restated Expense Support Agreement has an effective term through June 30, 2020, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Amended and Restated Expense Support Agreement or upon reaching the maximum support amount of $15,000,000 as further described in the Amended and Restated Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Amended and Restated Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non‑renewal of the Amended and Restated Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Amended and Restated Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred or paid the maximum support amount of $15,000,000. Further, the Advisor may elect to immediately terminate its obligations under the Amended and Restated Expense Support Agreement if we modify our calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Amended and Restated Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter. To the extent the Amended and Restated Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the six months ended June 30, 2017 and for the year ended December 31, 2016, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis. Specifically, for the six months ended June 30, 2017 and for the year ended December 31, 2016, 69.5% and 67.6%, respectively of our total gross distributions were paid from cash provided by expense support from the Advisor and 30.5% and 32.4% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.
The use of these sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock, which would be reflected when we establish an estimated per share value of each class of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long‑term capital gain if the stockholder has held its shares for more than one year and otherwise as short‑term capital gain.
In addition, the Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ investment in shares of our common stock.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE‑RELATED DEBT AND SECURITIES
Investments in real estate‑related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.
The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so‑called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre‑payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.
Investments in real estate‑related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate‑related securities.
We may invest in real estate‑related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate‑related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate‑related securities generally invest in real estate or real estate‑related assets and are subject to the inherent risks associated with real estate‑related debt investments discussed in this prospectus.
Real estate‑related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate‑related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility , (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (iv) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate‑related securities and the ability of the issuers thereof to pay dividends.
RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES
Our Advisor faces conflicts of interest because certain of the fees it receives for services performed are based on our NAV, the procedures for which the Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.
The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It will assist our Independent Valuation Firm in valuing our real property portfolio by providing the firm with property‑level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Firm assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and our Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid certain fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholder’s shares may be worth less than the purchase price.
Advisory fees may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
The advisory fees we pay the Advisor or the Sponsor, as applicable, are made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk‑adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance‑based compensation. Because the performance component is based on our NAV, the Advisor may be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail dispositions of assets or share redemptions to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor or the Sponsor.
The Advisor and its affiliates or related parties, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us, other Sponsor affiliated entities and related parties and joint venture partners or co‑owners, which could result in actions that are not in our stockholders’ best interests.
Our executive officers, some of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•
the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Amended and Restated Advisory Agreement and the Amended and Restated Dealer Manager Agreement;

•
recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;

•	public offerings of equity by us, which may result in increased advisory fees for the Advisor;

•	competition for customers from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us; and

•	investments through a joint venture or other co‑ownership arrangements, which may result in increased fees for the Advisor.
Further, certain advisory fees paid to our Advisor are paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short‑term compensation. Considerations relating to compensation to our Advisor and its affiliates from us and other entities sponsored or advised by affiliates of our Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with our Advisor or the Sponsor.
The fees we pay to entities sponsored or advised by affiliates of our Sponsor in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s‑length basis, and therefore, we do not have the benefit of arm’s‑length negotiations of the type normally conducted between unrelated parties.
The Advisor, affiliates of the Advisor and the Dealer Manager have earned and will continue to earn fees, performance allocations, commissions and expense reimbursements from us. The fees, performance allocations, commissions and expense reimbursements paid and to be paid to the Advisor, affiliates of the Advisor and the Dealer Manager for services they provided us in connection with past offerings and in connection with the Initial Public Offering were not determined on an arm’s‑length basis. As a result, the fees have been determined without the benefit of arm’s‑length negotiations of the type normally conducted between unrelated parties.
We will compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.
We will compete with entities sponsored or advised by affiliates of the Sponsor including, but not limited to, IPT and DPF, and with other entities that Sponsor affiliated entities and related parties may advise or own interests in, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, finance or sell certain types of properties. In particular, and in addition to an affiliate of the Advisor serving as the advisor to IPT (“IPT Advisor”), the IPT Advisor provides certain acquisition and asset management services to DPF’s advisor with respect to industrial real property pursuant to a subadvisor relationship. As a result of this competition, certain investment opportunities may not be available to us. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.
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
Notwithstanding the foregoing, the Sponsor and the Advisor have agreed, subject to any future changes approved by the Conflicts Resolution Committee, that if an investment is equally suitable for IPT and us, until such time as all of the proceeds from IPT’s public offerings have been substantially invested, IPT will have priority over us with respect to all industrial property investment opportunities in the U.S. or Mexico, other than development or re‑development opportunities associated with our existing investments (e.g., development on excess land or expansion of an existing facility) which opportunities shall remain with us. Thereafter, we will have access to industrial property investment opportunities pursuant to the Rotation Policy (defined below), subject to the Special Priority (defined below) which has been granted to IPT’s second build‑to‑core fund (“BTC II”) and which is described below.
Affiliates of the Sponsor and the Advisor currently sponsor and in the future may sponsor or advise other investment vehicles that seek to invest in industrial properties including IPT, DPF, and BTC II. Subject to the foregoing provisions regarding our priority relative to IPT, to the extent a potential investment meets the current investment strategy, including portfolio objectives, diversification goals, return requirements and investment timing, for us and any other funds or investment vehicles advised by affiliates of the Sponsor or the Advisor with capital available to invest, or the “Applicable Vehicles,” including IPT, DPF, and BTC II, such investment shall be allocated among the Applicable Vehicles on a rotational basis (the “Rotation Policy”) that the Sponsor determines to be fair and reasonable to the Applicable Vehicles. Generally, the investment will be allocated to the Applicable Vehicle that has gone the longest without being allocated an industrial investment opportunity. Exceptions may be made to the Rotation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (“Code”), (y) characteristics of a particular investment or Applicable Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the investment more advantageous to one of the Applicable Vehicles, or (z) exclusivity, rotation or other priority (each, a “Special Priority”) granted to a particular fund now or in the future, or in order to reach certain minimum allocation levels with respect to an Applicable Vehicle. The only currently existing Special Priority has been granted to BTC II, pursuant to which BTC II will be presented with the following industrial property investment opportunities (subject to the terms and conditions of the BTC II partnership agreement):

•
Two out of every three potential development investments; provided that BTC II will have the first option to pursue all potential development investments prior to March 31, 2018, and four out of every five potential development investments thereafter and prior to March 31, 2019;

•	One out of every three potential value‑add investments; and

•	One out of every four potential core investments.
The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time.
In determining whether an investment opportunity is suitable for us or another program, the Advisor shall examine, among others, the following factors as they relate to us and each other program, which we refer to as the “Allocation Factors”:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value‑add and development);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the investment opportunity to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•
The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act;

•	Cost of capital;

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
On November 4, 2015, Industrial Income Trust Inc. (“IIT”) completed its merger with and into Western Logistics LLC and Western Logistics II LLC. Concurrently with the closing of the merger, IIT transferred 11 properties that are under development or in the lease‑up stage to the Liquidating Trust, the beneficial interests in which were distributed to then‑current IIT stockholders. The Liquidating Trust intends to sell such excluded properties with the goal of maximizing the distributions to IIT’s former stockholders. An affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide asset management, development and construction, and operating oversight services for each excluded property, to assist in the sale of the excluded properties and to provide administrative services to the Liquidating Trust and its subsidiaries. The management services agreement will continue in force throughout the duration of the existence of the Liquidating Trust and will terminate as of the date of termination of the Liquidating Trust. The affiliate of the Advisor will not provide advisory services with respect to acquisitions under the management services agreement, but because lease management services will be provided under the management services agreement, the Advisor may face a conflict of interest when evaluating customer leasing opportunities for our properties and properties owned by the Liquidating Trust, which could negatively impact our ability to attract and retain customers.

ERISA RISKS
The U.S. Department of Labor (“DOL”) has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which could adversely affect our ability to raise significant capital in the Initial Public Offering.
On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions were scheduled to become applicable for investment transactions on and after April 10, 2017, but the applicability date was delayed until June 9, 2017, with full implementation scheduled for January 1, 2018. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of American to gain access to market information and financial advice. On June 29, 2017, the Department of Labor released a request for information, seeking public input that could form the basis of new exemptions or revisions to the final regulation issued in April 2016. In addition, the Department of Labor is seeking public input on the possible delay of the January 1, 2018 applicability date of certain provisions of the regulation. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known but they could negatively impact our ability to raise capital in our offering, which could adversely affect our financial condition and results of operations. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making the Initial Public Offering of up to $2,000,000,000 in shares of common stock, was declared effective under the Securities Act, and the Initial Public Offering commenced the same day. The Initial Public Offering will end on February 18, 2019, unless extended by our board of directors in accordance with federal securities laws.
As of June 30, 2017, we had raised offering proceeds from the Initial Public Offering of $2,013,644 from the sale of Class I shares, including shares issued pursuant to the distribution reinvestment plan. As this amount was deposited and reinvested by certain of our officers and officers of the Advisor and its affiliates, directly or indirectly, there were no selling costs incurred.
As of June 30, 2017, we had reimbursed the Advisor $40,273 related to organization expenses, and the only offering expenses incurred by us were in connection with the private offering.
As of June 30, 2017, we have not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.
Share Redemption Program
Stockholders who have purchased our shares or received their shares through a non-cash transaction, not in the secondary market, may receive the benefit of limited liquidity by presenting to us for redemption all or any portion of those shares in accordance with the procedures and subject to certain conditions and limitations described in the share redemption programs. To the extent our board of directors determines that we have sufficient available cash for redemptions, we initially intend to redeem shares under both of our share redemption programs on a monthly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions or suspend, terminate or otherwise modify our share redemption programs.
The terms of our share redemption program applicable to Class W shares and Class I shares may provide holders of Class W shares and Class I shares with a greater opportunity to have their shares redeemed than holders of Class T shares. As described below, the share redemption program applicable to Class T shares is subject to an 18-month holding period, while the share redemption program applicable to Class W shares and Class I shares does not have a minimum holding period, but redemptions during the first year following purchase will be subject to the Early Redemption Deduction (defined below). In addition, the limit on the amount of shares that may be redeemed under our share redemption program applicable to Class W shares and Class I shares is higher than the limit on our share redemption program applicable to Class T shares. Further, the funds available for redemptions under our share redemption program applicable to Class T shares are generally limited to funds received from our distribution reinvestment plan in the prior month; whereas unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program applicable to Class W and Class I shares from any available cash sources at our disposal.

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption programs, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption programs, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that Class W and Class I shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “Early Redemption Deduction”). The “transaction price” generally will be equal to the NAV per share of our common stock most recently disclosed by us. Until we initially determine an NAV per share, which we expect will be as of a date no later than December 31, 2017, the transaction price will be equal to $10.00 per share. We will redeeem shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed monthly NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to the NAV per share relative to the most recently disclosed monthly NAV per share. The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. To have shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
Under our share redemption program applicable to Class T Shares, we may redeem a stockholder’s Class T shares after the stockholder has held them for a minimum of 18 months, subject to certain exceptions. In the event that a stockholder seeks to redeem all of its Class T shares, any Class T shares that were purchased pursuant to our distribution reinvestment plan or received from us as a stock dividend may be excluded from the foregoing 18-month holding period requirement, in the discretion of our board of directors. In addition, for purposes of the 18-month holding period, holders of OP Units who exchange their OP Units for Class T shares shall be deemed to have owned their Class T shares as of the date they were issued their OP Units. If a stockholder has made more than one purchase of Class T shares (other than through our distribution reinvestment plan), the 18-month holding period will be calculated separately with respect to each such purchase. Neither the 18-month holding period nor the Redemption Caps (as defined below) will apply in the event of the death of a stockholder. Our board of directors also reserves the right in its sole discretion at any time and from time to time to (i) waive the 18-month holding period and either of the Redemption Caps (as defined below) in the event of the disability (as such term is defined in Section 72(m)(7) of the Internal Revenue Code) of a stockholder, (ii) reject any request for redemption for any reason, or (iii) reduce the number of shares of our common stock allowed to be redeemed under the share redemption program. Furthermore, any shares redeemed in excess of the Monthly Redemption Cap (as defined below) as a result of the death or disability of a stockholder will be included in calculating the following month’s redemption limitations.
We are not obligated to redeem shares of our common stock under our share redemption program applicable to Class T Shares. We presently intend to limit the number of shares to be redeemed under our share redemption program applicable to Class T Shares during any calendar month to the “Monthly Redemption Cap” which will equal the lesser of: (i) 1/12th of 5% of the number of Class T shares outstanding as of the date that is 12 months prior to the end of the current month and (ii) the aggregate number of Class T shares sold pursuant to our distribution reinvestment plan in the immediately preceding month, less the number of Class T shares redeemed in the most recently completed month in excess of such month’s applicable Monthly Redemption Cap due to qualifying death or disability requests of a stockholder or stockholders during such month, which amount may be less than the “Aggregate Redemption Cap” defined below. In addition, our board of directors retains the right, but is not obligated, to redeem additional Class T shares if, in its sole discretion, it determines that it is in our best interest to do so, provided that we will not redeem during any consecutive 12-month period more than 5% of the number of Class T shares outstanding at the beginning of such 12-month period (referred to herein as the “Aggregate Redemption Cap” and together with the Monthly Redemption Cap, the “Redemption Caps”) unless permitted to do so by applicable regulatory authorities. Our board of directors may, but is not obligated to, increase the Aggregate Redemption Cap but may only do so in reliance on an applicable no-action letter issued or other guidance provided by the SEC staff that would not object to such an increase. There can be no assurance that our board of directors will increase either of the Redemption Caps at any time, nor can there be assurance that our board of directors will be able to obtain, if necessary, a no-action letter from SEC staff.
Under our share redemption program applicable to Class W Shares and Class I Shares, we may redeem during any calendar month Class W Shares and Class I Shares whose aggregate value (based on the price at which the shares are redeemed) is 2% of the aggregate NAV of such classes of shares as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5% of NAV of such classes of shares as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of the NAV applicable to all such shares as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of the NAV of such classes of shares as of the last calendar day of the prior calendar quarter.
Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of our assets, although we presently expect to limit the funds available to redeem Class T shares to funds received from our distribution reinvestment plan in the prior month.
Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month for any of the foregoing reasons, shares submitted for redemption during such month will be redeemed on a pro rata basis; provided, that, with respect to the share redemption program applicable to Class T shares only, we will redeem shares of our common stock in full that are timely presented for redemption in connection with the death and, if approved by our board of directors in its sole discretion, the disability of a stockholder, regardless of whether we redeem all other shares presented for redemption pursuant to the share redemption program applicable to Class T shares on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption programs, as applicable. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.
Please see the full text of the share redemption programs, which are incorporated by reference as Exhibits 4.2 and 4.3 to this Quarterly Report on Form 10-Q, for all of the terms and conditions of the programs.
As of June 30, 2017, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption programs.
ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

August 9, 2017	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Managing Director, Chief Executive Officer (Principal Executive Officer)

August 9, 2017	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1
Third Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on June 30, 2017 (“Pre-Effective Amendment”).

3.2
Second Amended and Restated Bylaws of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.). Incorporated by reference to Exhibit 3.2 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Pre-Effective Amendment.

4.2	Class T Share Redemption Program, effective as of July 1, 2017. Incorporated by reference to Exhibit 4.3 to the Pre-Effective Amendment.

4.3	Class W and Class I Share Redemption Program, effective as of July 1, 2017. Incorporated by reference to Exhibit 4.4 to the Pre-Effective Amendment.

10.1
Second Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP), dated as of June 30, 2017 and effective as of July 1, 2017. Incorporated by reference to Exhibit 10.1 to the Pre-Effective Amendment.

10.2
Amended and Restated Management Agreement, dated as of July 1, 2016, by and between BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and Black Creek Property Management Company LLC (formerly known as Dividend Capital Property Management LLC). Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1.

10.3
Fourth Amended and Restated Advisory Agreement, dated as of June 30, 2017, and effective as of July 1, 2017, by and among Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.), BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and BCI IV Advisors LLC (formerly known as ILT Advisors LLC). Incorporated by reference to Exhibit 10.3 to the Pre-Effective Amendment.

10.4
Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.), effective July  1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.5
Amended and Restated Escrow Agreement dated as of July 1, 2016, by and among Black Creek Capital Markets, LLC (formerly known as Dividend Capital Securities LLC), Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and UMB Bank., N.A. Incorporated by reference to Exhibit 10.5 to Post-Effective Amendment No. 1.

10.6
Form of Indemnification Agreement entered into between Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad as of February 9, 2016 and Rajat Dhanda as of May 17, 2017. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1.

10.7
Amended and Restated Expense Support Agreement, dated June 30, 2017, and effective as of July 1, 2017, by and among Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.), BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and BCI IV Advisors LLC (formerly known as ILT Advisors LLC). Incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.