Form 10-Q
period 2017-09-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2017-11-09
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
As of November 2, 2017, there were 466,658 shares of the registrant’s Class T common stock, 6,250 shares of the registrant’s Class W common stock and 254,794 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents	$1,009,619	$1,639,961
Restricted cash	481,410	481,410
Prepaid expenses	68,578	259,717
Due from affiliates	251,174	148,810
Debt issuance costs, net	946,125	—
Total assets	$2,756,906	$2,529,898

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$176,202	$100,914
Line of credit	—	—
Notes payable to stockholders, net	340,417	303,376
Due to affiliates	269,922	—
Dividends payable	21,640	11,121
Total liabilities	808,181	415,411

Commitments and contingencies (Note 6)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, 7,052 and 7,000 shares issued and outstanding, respectively	71	70
Class W common stock, $0.01 par value per share - 75,000,000 shares authorized, none issued and outstanding	—	—
Class I common stock, $0.01 par value per share - 225,000,000 shares authorized, 253,469 and 248,349 shares issued and outstanding, respectively	2,534	2,483
Additional paid-in capital	2,160,723	2,297,353
Accumulated deficit	(215,603)	(186,419)
Total stockholders' equity	1,947,725	2,113,487
Noncontrolling interests	1,000	1,000
Total equity	1,948,725	2,114,487
Total liabilities and equity	$2,756,906	$2,529,898
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Rental revenues	$—	$—	$—	$—
Total revenues	—	—	—	—

Operating expenses:
General and administrative expenses	299,966	59,375	857,997	148,138
Organization expenses, related party	77,591	—	77,864	—
Total operating expenses	377,557	59,375	935,861	148,138

Operating loss	(377,557)	(59,375)	(935,861)	(148,138)

Other expenses
Interest expense and other	56,477	—	122,925	—
Total other expenses	56,477	—	122,925	—

Total expenses before expense support	434,034	59,375	1,058,786	148,138

Total expense support from the Advisor	469,447	—	1,160,416	—
Net income (expenses) after expense support	35,413	(59,375)	101,630	(148,138)

Net income (loss)	35,413	(59,375)	101,630	(148,138)
Net income (loss) attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to common stockholders	$35,413	$(59,375)	$101,630	$(148,138)
Weighted-average shares outstanding	259,912	20,000	257,799	20,000
Net income (loss) per common share - basic and diluted	$0.14	$(2.97)	$0.39	$(7.41)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2016	255,349	$2,553	$2,297,353	$(186,419)	$1,000	$2,114,487
Net income	—	—	—	101,630	—	101,630
Issuance of common stock	5,172	52	50,181	—	—	50,233
Offering costs	—	—	(186,811)	—	—	(186,811)
Dividends to stockholders	—	—	—	(130,814)	—	(130,814)
Balance as of September 30, 2017	260,521	$2,605	$2,160,723	$(215,603)	$1,000	$1,948,725
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$101,630	$(148,138)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	51,268	—
Changes in operating assets and liabilities:
Prepaid expenses	191,139	—
Accounts payable and accrued liabilities	75,288	59,375
Due from / to affiliates, net	(19,253)	—
Net cash provided by (used in) operating activities	400,072	(88,763)

Financing activities:
Debt issuance costs paid	(960,353)	—
Distributions paid to common stockholders	(70,061)	—
Net cash used in financing activities	(1,030,414)	—

Net decrease in cash and cash equivalents	(630,342)	(88,763)
Cash and cash equivalents, at beginning of period	1,639,961	201,000
Cash and cash equivalents, at end of period	$1,009,619	$112,237

Supplemental disclosure of non-cash investing and financing activities:
Dividends payable	$21,640	$—
Distributions reinvested in common stock	31,167	—
Accrued offering costs due to the Advisor	186,811	—
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
2. DEBT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100,000,000. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $500,000,000 for a total of up to $600,000,000, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of September 30, 2017, the Company did not own any properties, and accordingly, there were no amounts outstanding under the line of credit.
Debt issuance costs related to the line of credit include up-front fees and costs incurred in order to be able to access the line of credit. As such, these costs are recorded as an asset on the condensed consolidated balance sheets and are amortized to interest expense over the term of the line of credit, regardless of whether there are any outstanding borrowings under the line of credit.
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
On July 3, 2017, the SEC declared the Company’s amended registration statement effective. Pursuant to this amended registration statement, the Company is offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. The Company is offering shares of its common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of the Company’s common stock most recently disclosed. Until the Company initially determines an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of the Company’s common stock are being offered in its primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. The Company will determine the NAV on a monthly basis beginning as of a date no later than June 30, 2018 and thereafter the offering price per share for each class of its common stock will vary. Shares issued pursuant to the Company’s distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. The Company may update a previously disclosed transaction price in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share relative to the most recently disclosed monthly NAV per share.
The Class T shares, Class W shares, and Class I shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T shares and Class W shares will be lower than the per share amount of distributions paid on Class I shares because of the distribution fees payable with respect to Class T shares and Class W shares sold in the primary offering.
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

Summary of the Public and Private Offerings
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) and its private offering, as of September 30, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$—	$—	$2,000,000	$—	$2,000,000
DRIP (2)	—	—	31,167	—	31,167
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$62,300	$—	$2,093,467	$375,400	$2,531,167

Number of shares issued:
Primary offering	—	—	221,349	—	221,349
DRIP	—	—	3,262	—	3,262
Private offering	7,000	—	7,000	—	14,000
Stock dividends	52	—	1,858	—	1,910
Total offering	7,052	—	233,469	—	240,521

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources. As of November 2, 2017, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, the Company is no longer required to deposit offering proceeds from Ohio residents in an escrow account.
As of September 30, 2017, $1,997,968,833 in shares of common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares and Class I shares, including $499,968,833 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

	Class T		Class W		Class I		Total
	Shares	Amount	Shares	Amount	Shares (1)	Amount	Shares	Amount
Balance as of December 31, 2016	7,000	$70	—	$—	248,349	$2,483	255,349	$2,553
Issuance of common stock:
DRIP	—	—	—	—	3,262	33	3,262	33
Stock dividends	52	1	—	—	1,858	18	1,910	19
Balance as of September 30, 2017	7,052	$71	—	$—	253,469	$2,534	260,521	$2,605

(1)	Includes 20,000 shares of Class I common stock sold to BCI IV Advisors LLC (the “Advisor”) in November 2014.
Dividends
Prior to the third quarter of 2017, cash distributions were paid on a quarterly basis and were calculated for each day the stockholder had been a stockholder of record during such quarter. Beginning with the third quarter of 2017, cash distributions have been paid on a monthly basis and are calculated as of monthly record dates. Cash distributions for stockholders who had elected to participate in the Company’s distribution reinvestment plan were reinvested into shares of the same class of the Company’s common stock as the shares to which the distributions relate. In addition to the cash distributions, the Company’s board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to 0.0000410959 of a share of common stock on each outstanding share of common stock. These special stock dividends were issued as additional shares of the same class of the Company’s common stock as the shares to which the stock dividends relate. The special stock dividends will be issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter. Stock dividends for each stockholder were calculated for each day the stockholder had been a stockholder of record during such quarter. The Company refers to cash distributions and stock dividends collectively as dividends. See “Note 7” for information concerning additional special stock dividends issued subsequent to September 30, 2017.
Cash Distributions. The following table summarizes the Company’s quarterly cash distribution activity (including distributions reinvested in shares of the Company’s common stock):

	Amount
	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
September 30	$0.13625	$24,459	$10,986	$—	$35,445
June 30	0.12950	23,162	10,216	—	33,378
March 31	0.12950	23,076	10,040	—	33,116
Total		$70,697	$31,242	$—	$101,939

2016
December 31 (4)	$0.12950	$7,517	$3,604	$—	$11,121

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. The quarterly distributions on Class T shares and Class W shares of common stock were reduced by the respective distribution fees that were payable with respect to such Class T shares and Class W shares.

(2)
Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering only. Refer to “Note 5” for further detail regarding distribution fees. Since no Class T shares nor Class W shares had been issued in connection with the Initial Public Offering as of September 30, 2017, no distribution fees had been incurred as of September 30, 2017.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares.

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

Stock Dividends. The following table summarizes the Company’s quarterly stock dividend activity:

Quarter Ended	Shares	Amount
September 30, 2017	982	$9,809
June 30, 2017	964	9,623
March 31, 2017	946	9,443
Total	2,892	$28,875
Redemptions
As of September 30, 2017, the Company had not redeemed any shares of its common stock and had not received any requests for redemptions.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of September 30, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, due from/to affiliates, accounts payable and accrued liabilities, and dividends payable approximate their carrying values due to the short-term nature of these instruments. The Company’s financial instrument for which it is practicable to estimate fair value is the notes payable to investors in the private offering. The carrying value and fair value of the notes payable were as follows:

	As of September 30, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable to stockholders	$375,400	$375,400	$375,400	$375,400
The fair value of the notes payable is estimated based on the Company’s estimate of current market interest rates over a comparable term for similar instruments. The notes payable are classified as Level 3 due to the unobservable nature of the inputs.
5. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the fourth amended and restated advisory agreement, effective as of July 1, 2017 (the “Advisory Agreement”), by and among the Company, the BCI IV Operating Partnership LP (the “Operating Partnership”) and the Advisor. The current term of the Advisory Agreement ends July 1, 2018, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the second amended and restated dealer manager agreement, effective as of July 1, 2017 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. BCI IV Advisors Group LLC, the sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial Public Offering and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, the Property Manager and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement; the Dealer Manager Agreement; the amended and restated management agreement; and the second amended and restated limited partnership agreement of the Operating Partnership, and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Quarterly Report on Form 10-Q.
Selling Commissions, Dealer Manager Fees and Distribution Fees. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class T shares and Class W shares sold in the primary offering. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class T	Class W	Class I
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees ( as % of NAV per annum)	1.0%	0.5%	—%
The Company will cease paying the distribution fees with respect to individual Class T shares and Class W shares when they are no longer outstanding, including as a result of a conversion to Class I shares. Each Class T share or Class W share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of the Company’s common stock on a national securities exchange; (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with the Company’s transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the distribution reinvestment plan or received as stock dividends) equals or exceeds 8.5% of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in the primary offering. As of September 30, 2017, no selling commissions, dealer manager fees nor distribution fees had been incurred.
Advisory Fee. The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to the Company and a fee payable to the Advisor in connection with a disposition. The following table details the fixed component of the advisory fee.

Fixed Component
% of aggregate cost of real property assets located in the U.S. (per annum)	0.80%
% of aggregate cost of real property assets located outside the U.S. (per annum)	1.20%
% of aggregate cost or investment of any interest in any other real estate-related entity or debt investment or other investment (per annum)	0.80%
% of total consideration paid in connection with the disposition of real property or gross market capitalization of the Company upon occurrence of a listing	1.00%
The performance component of the advisory fee, which will be paid to the Sponsor in its capacity as holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance based amount in the form of an allocation and distribution. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement.

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
The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from the Company’s payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., the Company’s ongoing class-specific fees). Until the Company determines an NAV, the initial NAV will be deemed to equal $10.00 per Fund Interest. If the performance component is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement.
As of September 30, 2017, no advisory fees had been incurred.
Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market based percentage of the annual gross revenues of each real property owned by the Company and managed by the Property Manager. Such fee is expected to range from 2% to 5% of annual gross revenues. In addition, the Company may pay the Property Manager or its affiliates a separate fee for initially leasing‑up the Company’s real properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2% to 8% of the projected first year’s annual gross revenues of the property); provided, however, that the Company will only pay a leasing fee to the Property Manager or its affiliates if the Property Manager or its affiliates provide leasing services, directly or indirectly. No property management nor leasing fees had been incurred as of September 30, 2017.
Organization and Offering Expenses. The Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through June 30, 2018. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following June 30, 2018. Beginning July 1, 2018, the Company will reimburse the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. The Company’s total cumulative organization and offering expenses may not exceed 15% of the gross proceeds from the primary offering. As such, the Company does not consider organization and offering expenses above that amount to be currently payable, but such amounts may become payable in the future. As of September 30, 2017, the Advisor had paid $5,716,839 of offering costs and $117,864 of organization costs on behalf of the Company. As of September 30, 2017, the amount payable to the Advisor relating to organization and offering expenses was $264,402, of which $77,591 related to organization costs. The Company had previously reimbursed the Advisor $40,273 related to organization costs pursuant to the advisory agreement in effect through June 30, 2017.
Fees from Other Services. The Company retains certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting‑related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Any such arrangements will be at market rates or reimbursement of costs. No fees from other services had been incurred as of September 30, 2017.

Expense Support Agreement
On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. See the 2016 Form 10-K for a description of the Expense Support Agreement in effect for the six months ended June 30, 2017. Effective July 1, 2017, the Expense Support Agreement was amended and restated. Pursuant to the amended and restated Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending June 30, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Advisory Agreement, if the sum of (i) funds from operations (“FFO”) as disclosed in the Company’s quarterly and annual reports, (ii) the Company’s acquisition expenses and (iii) the performance component of the advisory fee for a particular quarter (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.
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
Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which the Expense Support Threshold exceeds Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburse the Advisor in an amount equal to the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts, including any Deficiency support payments. Further, in the event that the Company terminates the Advisory Agreement without cause and not in connection with a liquidity event, any reimbursable amounts that have not expired or been repaid pursuant to the terms of the Expense Support Agreement will become immediately due and payable to the Advisor. The Company’s obligation to reimburse the Advisor will be non-interest bearing.
During the term of the Expense Support Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay the fixed component of the advisory fee or expenses. Although the Expense Support Agreement has an effective term through June 30, 2020, the Expense Support Agreement may be terminated prior thereto without cause or penalty by a majority of the Company’s independent directors upon 30 days’ prior written notice to the Advisor. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the Company’s delivery of notice to the Advisor of its intention to terminate or not renew the Advisory Agreement, (iii) the Company’s completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if the Company modifies the calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter.
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

The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of September 30, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $1,309,915. No amounts had been reimbursed to the Advisor by the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Fees deferred	$—	$—	$—	$—
Other expenses supported	469,447	—	1,160,416	—
Total expense support from Advisor (1)	$469,447	$—	$1,160,416	$—

(1)	As of September 30, 2017, $251,174 of expense support was payable to the Company by the Advisor.
6. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
7. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and its private offering, as of November 2, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$4,812,348	$—	$2,000,000	$—	$6,812,348
DRIP (2)	—	—	34,846	—	34,846
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$4,874,648	$—	$2,097,146	$375,400	$7,347,194

Number of shares issued:
Primary offering	459,579	—	221,349	—	680,928
DRIP	—	—	3,631	—	3,631
Private offering	7,000	—	7,000	—	14,000
Stock dividends (3)	79	6,250	2,814	—	9,143
Total offering	466,658	6,250	234,794	—	707,702

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources. As of November 2, 2017, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, the Company is no longer required to deposit offering proceeds from Ohio residents in an escrow account.

(3)
In addition to the stock dividends described in “Note 3,” the Company’s board of directors authorized the issuance of a stock dividend to all holders of Class T shares, whereby each Class T shareholder of record as of the close of business on September 29, 2017 received 50 Class W shares. This stock dividend was issued following the close of business on October 2, 2017.

As of November 2, 2017, $1,993,152,807 in shares of the Company’s common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares or Class I shares, including $499,965,154 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Share Redemption Program
Effective November 1, 2017, the Class W and Class I share redemption program was amended and restated to be applicable to all shares, regardless of share class. Accordingly, the Company has terminated its share redemption program applicable to Class T shares. Refer to “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for further detail.

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

OVERVIEW
General
Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as a REIT beginning with our taxable year ending December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.
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
On November 30, 2016, we received an aggregate of $2,000,000 in subscriptions for shares of our common stock from certain of our officers and officers of the Advisor and its affiliates, directly or indirectly. Accordingly, the offering proceeds received from stockholders were released from escrow on November 30, 2016, with respect to all states other than the states of Ohio, Pennsylvania and Washington. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources. As of November 2, 2017, we had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, we are no longer required to deposit offering proceeds from Ohio residents in an escrow account.
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
On July 3, 2017, the SEC declared our amended registration statement effective. Pursuant to this amended registration statement, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Until we initially determine an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of our common stock are being offered in our primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. We will determine the NAV on a monthly basis beginning as of a date no later than June 30, 2018 and thereafter the offering price per share for each class of our common stock will vary. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.
As of September 30, 2017, we had raised gross proceeds of $2,531,167 from the sale of 240,521 shares of our common stock and the issuance of notes payable in the public and private offerings. See “Note 3 to the Condensed Consolidated Financial Statements” for information concerning the public and private offerings.
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
Industrial Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2018, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global trade growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Commodity prices have stabilized and may further recover as planned production cuts from the Organization of Petroleum Exporting Countries (“OPEC”) may lead oil prices higher. Financial market conditions for developing countries tightened significantly following the U.S. elections as concerns over protectionism decreased currencies and increased bond yields globally. Heightened policy uncertainty in the U.S. and Europe will likely weigh on global trade and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during the remainder of 2017 and into 2018 to be higher than the rates on expiring leases.
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
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by the current industrial real estate fundamentals and secular shift to online consumer spending.

RESULTS OF OPERATIONS
As of September 30, 2017, we were in our organizational and development stage and had not commenced property operations. For the three and nine months ended September 30, 2017, our results of operations consisted primarily of: (i) general and administrative expenses incurred, including compensation to our independent directors, professional services related to audit and legal, and insurance for our independent directors and officers; and (ii) interest expense related to the notes payable to investors in the private offering and costs of our line of credit. For the three and nine months ended September 30, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors.
ADDITIONAL MEASURES OF PERFORMANCE
Funds from Operations (“FFO”)
We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “ Note 5 to the Condensed Consolidated Financial Statements” are included in determining our net income (loss), which is used to determine FFO. If we had not received expense support from the Advisor, our FFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We did not have any NAREIT-defined adjustments to GAAP net income (loss), as we do not own any properties. As such, NAREIT FFO equals GAAP net income (loss) for the three and nine months ended September 30, 2017.
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

Cash Flows. Cash provided by operating activities of $400,072 for the nine months ended September 30, 2017 was primarily a result of expense support provided by the Advisor during the period, which was offset by general, administrative, and organization expenses. Cash used in financing activities of $1,030,414 for the nine months ended September 30, 2017 was due to debt issuance costs paid primarily related to the line of credit, and to the cash distributions we paid to our common stockholders.
Capital Resources and Uses of Liquidity
In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100,000,000. We have the ability from time to time to increase the size of the credit facility by up to an additional $500,000,000 for a total of up to $600,000,000, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of September 30, 2017, we did not own any properties, and accordingly, there were no amounts outstanding under the credit facility.
Offering Proceeds. As of September 30, 2017, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $2,531,167 ($2,319,662 net of direct selling costs). Of this amount, $481,410 is being held in escrow pursuant to the terms of the private offering.
Cash Distributions. We intend to accrue and make cash distributions on a regular basis. For the nine months ended September 30, 2017, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 69.4% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 30.6% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 5 to the Condensed Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in the Initial Public Offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the fourth quarter of 2017, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2017, or October 31, 2017, November 30, 2017 and December 29, 2017 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. Cash distributions for each month of the fourth quarter of 2017 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
	Provided by		Provided by		Proceeds		Proceeds from
	Expense		Operating		from Financing		Issuance of		Gross
	Support (1)		Activities		Activities		DRIP Shares (2)		Distributions (3)
2017
September 30	$24,459	69.0%	$—	—%	$—	—%	$10,986	31.0%	$35,445
June 30	23,162	69.4	—	—	—	—	10,216	30.6	33,378
March 31	23,076	69.7	—	—	—	—	10,040	30.3	33,116
Total	$70,697	69.4%	$—	—%	$—	—%	$31,242	30.6%	$101,939

2016
December 31 (4)	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)
For the quarters ended September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, the Advisor provided expense support of $469,447, $372,773, $318,196 and $149,499, respectively. See “Note 5 to the Condensed Consolidated Financial Statements” for further details.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)
Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering. Since no Class T shares or Class W shares have been issued in connection with the Initial Public Offering, no distribution fees have been incurred as of September 30, 2017.

(4)	The Initial Quarter commenced on November 30, 2016, which is the date we broke escrow, and ended on December 31, 2016.
Refer to “Note 3 to the Condensed Consolidated Financial Statements” for further detail on our cash distributions.
SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan) and the private offering, as of November 2, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$4,812,348	$—	$2,000,000	$—	$6,812,348
DRIP (2)	—	—	34,846	—	34,846
Private offering	62,300	—	62,300	375,400	500,000
Total offering	$4,874,648	$—	$2,097,146	$375,400	$7,347,194

Number of shares issued:
Primary offering	459,579	—	221,349	—	680,928
DRIP	—	—	3,631	—	3,631
Private offering	7,000	—	7,000	—	14,000
Stock dividends (3)	79	6,250	2,814	—	9,143
Total offering	466,658	6,250	234,794	—	707,702

(1)	Amount relates to notes payable issued to investors in the private offering.

(2)
Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources and subscriptions from Washington residents will not be released from escrow until subscriptions for shares totaling at least $10,000,000 have been received from all sources. As of November 2, 2017, we had raised sufficient offering proceeds to satisfy the minimum offering requirements for Ohio. Accordingly, we are no longer required to deposit offering proceeds from Ohio residents in an escrow account.

(3)
In addition to the stock dividends described in “Note 3 to the Condensed Consolidated Financial Statements,” our board of directors authorized the issuance of a stock dividend to all holders of Class T shares, whereby each Class T shareholder of record as of the close of business on September 29, 2017 received 50 Class W shares. This stock dividend was issued following the close of business on October 2, 2017.

As of November 2, 2017, $1,993,152,807 in shares of our common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares and Class I shares, including $499,965,154 in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Share Redemption Program
Effective November 1, 2017, the Class W and Class I share redemption program was amended and restated to be applicable to all shares, regardless of share class. Accordingly, we have terminated our share redemption program applicable to Class T shares. Refer to “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program” for further detail.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2016 was disclosed in our 2016 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2016 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of September 30, 2017, we have no critical accounting estimates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2017, our debt outstanding consisted of fixed interest rate notes payable to investors in the private offering. We were not subject to any interest rate changes on our variable rate debt as we did not have any amounts outstanding under our line of credit as of September 30, 2017. Refer to “Note 2 to the Condensed Consolidated Financial Statements” for further detail on the line of credit.
Fixed Interest Rate Debt. As of September 30, 2017, our fixed interest rate debt consisted of $375,400 of notes payable issued pursuant to the private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of September 30, 2017, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which initially is equal to $10.00 per share, but will generally be equal to our most recently disclosed monthly NAV per share once we commence monthly valuations), and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since Class T shares are sold at the transaction price plus applicable selling commissions and dealer manager fees, holders of Class T shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, holders of our common stock that have not held their shares for at least one year will be eligible for redemption at 95% of the transaction price on the redemption date and holders of Class T shares that have held their shares for at least one year but less than two years will be eligible for redemption at 97.5% of the transaction price on the redemption date, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of our common stock may receive less than the price they paid for their shares upon redemption by us.
Our ability to redeem our stockholders’ shares may be limited. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time.
Our share redemption program contains significant restrictions and limitations. For example, only our stockholders who purchase their shares directly from us or who received their shares through a non‑cash transaction, not in the secondary market, are eligible to participate and if holders of our common stock do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price on the redemption date. Further, if holders of Class T shares have held their shares for at least one year but less than two years, they will only be eligible for redemption at 97.5% of the transaction price on the redemption date.
We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to the total amount of shares requested for redemption being in excess of the limits and/or caps applicable to our redemption program, the lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate‑related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time in its sole discretion. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.
Our capacity to redeem shares may be further limited if we experience a concentration of investors.
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances, especially while we have relatively few outstanding shares. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
We are offering shares of our common stock at the transaction price, plus applicable selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change to our NAV per share relative to the most recently disclosed NAV per share. Until we initially determine an NAV per share, which we expect will be as of a date no later than June 30, 2018, the transaction price will be equal to $10.00 per share. The transaction price will not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investment may be substantially less. Our board of directors arbitrarily determined the initial transaction price in its sole discretion and it is not based on the value of any assets we may own when a stockholder purchases shares in the Initial Public Offering. Until we commence monthly valuations, the transaction price will be fixed and will not be adjusted based on the underlying value of any assets we may own. Once we commence monthly valuations, the transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes as described above) and will not be based on any public trading market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September, subject to a 5.0% reduction, for early redemption of shares of our common stock that have not been outstanding for at least one year and a 2.5% reduction for Class T shares that have been outstanding for at least one year but less than two years. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.
A portion of the proceeds raised in the Initial Public Offering is expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.
We currently expect to use a portion of the proceeds from the Initial Public Offering to satisfy redemption requests with respect to our share redemption program. Using the proceeds from the Initial Public Offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
Valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies that will be used to value our properties and certain real estate‑related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc., a third-party valuation firm, (“Altus Group” or “Independent Valuation Firm”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate‑related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV will not represent the then‑current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV‑based fees we paid to the Advisor, the Sponsor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Initial Public Offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption program, will generally be based on our estimated NAV per share once we commence monthly valuations, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.
In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.
We intend to commence monthly valuations as of a date that is no later than June 30, 2018. In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV, including the engagement of independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Initial Public Offering and our share redemption program.
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
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program.
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
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Sponsor (or the Advisor, if the Sponsor elects to have the performance component of the advisory fee paid to the Advisor) will earn a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted‑average number of outstanding Fund Interests during the year and the weighted‑average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class‑specific fees). Until we determine an NAV, the initial NAV will be deemed to equal $10.00 per Fund Interest. If the performance component is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%.
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
Until the proceeds from the Initial Public Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. Therefore, particularly in the earlier part of the Initial Public Offering, we expect to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to the Expense Support Agreement, we expect to rely on cash resulting from the deferral of the fixed component of the advisory fee and/or expense support from the Advisor to help fund our cash distributions in excess of the sum of our FFO, our acquisition expenses and the performance component of the advisory fee. The Expense Support Agreement has an effective term through June 30, 2020, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $15,000,000 as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non‑renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred or paid the maximum support amount of $15,000,000. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if we modify our calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the nine months ended September 30, 2017 and for the year ended December 31, 2016, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis. Specifically, for the nine months ended September 30, 2017 and for the year ended December 31, 2016, 69.4% and 67.6%, respectively of our total gross distributions were paid from cash provided by expense support from the Advisor and 30.6% and 32.4% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.
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
Real estate‑related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate‑related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility, (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (iv) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate‑related securities and the ability of the issuers thereof to pay dividends.
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
Our executive officers, some of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the Dealer Manager Agreement;

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
We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.
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
Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be allocated to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle at a time until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments. The only currently existing Special Priority has been granted to IPT’s second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented with the following Industrial Investment (subject to the terms and conditions of the BTC II partnership agreement):

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
“Allocation Factors” are those factors that the Sponsor maintains and updates from time to time based on review by the Sponsor’s Head of Real Estate. Current examples of Allocation Factors include:

•	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value‑add and opportunistic);

•	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;

•	The cash requirements of each program;

•	The strategic proximity of the Industrial Investment to other assets;

•	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;

•	The policy of each program relating to leverage of investments;

•	The effect of the acquisition on loan maturity profile;

•	The effect on lease expiration profile;

•	Customer concentration;

•
The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;

•	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act;

•
Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Foreign Investment in Real Property Tax Act (“FIRPTA”), that may be applicable to specific investment platforms;

•	The financial attributes of the Industrial Investment;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the Industrial Investment;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the Industrial Investment and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the Industrial Investment; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
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
On November 4, 2015, Industrial Income Trust Inc. (“IIT”) completed its merger with and into Western Logistics LLC and Western Logistics II LLC. Concurrently with the closing of the merger, IIT transferred 11 properties that were in the lease‑up stage or under development to the DC Industrial Liquidating Trust (the “Liquidating Trust”), the beneficial interests in which were distributed to then‑current IIT stockholders. The Liquidating Trust intends to sell such excluded properties. An affiliate of the Advisor entered into a management services agreement with the Liquidating Trust to provide asset management, development and construction, and operating oversight services for each excluded property, to assist in the sale of the excluded properties and to provide administrative services to the Liquidating Trust and its subsidiaries. The management services agreement will continue in force throughout the duration of the existence of the Liquidating Trust and will terminate as of the date of termination of the Liquidating Trust. The affiliate of the Advisor will not provide advisory services with respect to acquisitions under the management services agreement, but because lease management services will be provided under the management services agreement, the Advisor may face a conflict of interest when evaluating customer leasing opportunities for our properties and properties owned by the Liquidating Trust, which could negatively impact our ability to attract and retain customers.

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
The table below summarizes the gross offering proceeds raised from the Initial Public Offering, including shares issued pursuant to our distribution reinvestment plan; the direct selling costs incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs.

For the Period
from Inception
(August 12, 2014) to
September 30, 2017
Gross offering proceeds	$2,031,167

Selling commissions (1)	$—
Dealer manager fees (1)	—
Offering costs	186,811
Total direct selling costs incurred related to public offering (1)(2)	$186,811

Offering proceeds, net of direct selling costs	$1,844,356

(1)
There were no selling commissions, dealer manager fees nor distribution fees incurred as the gross offering proceeds were raised through investments by certain of our officers and officers of the Advisor and its affiliates, directly or indirectly, net of such commissions and fees.

(2)
No distribution fees have been incurred. Any distribution fees payable with respect to Class T shares and Class W shares will be excluded from this amount, as they will not be paid at the time of sale and are not intended to be a principal use of offering proceeds. Rather, they will reduce the distributions payable to stockholders with respect to Class T shares and Class W shares.

As of September 30, 2017, we have not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments.

Share Redemption Program
Effective as of November 1, 2017, our board of directors amended and restated our share redemption program applicable to Class I and Class W shares to be applicable to all shares of our common stock, regardless of share class. Accordingly, we have terminated our share redemption program applicable to Class T shares. In addition, the amended and restated share redemption program provides that the 5% early redemption deduction is applicable to all shares of our common stock that have been outstanding for less than one year, and provides for a 2.5% early redemption deduction applicable to Class T shares that have been outstanding for at least one year but less than two years. There were no other changes made to our share redemption program as part of this amendment and restatement. The description contained herein is of our share redemption program, as amended and restated, effective as of November 1, 2017. We expect that there will be no regular secondary trading market for shares of our common stock and that stockholders should view their investment in our common stock as long term with limited liquidity. However, stockholders who have purchased our shares or received their shares through a non-cash transaction, not in the secondary market, may receive the benefit of limited liquidity by presenting to us for redemption all or any portion of those shares in accordance with the procedures and subject to certain conditions and limitations described in the share redemption program. To the extent our board of directors determines that we have sufficient available cash for redemptions, we initially intend to redeem shares under our share redemption program on a monthly basis; however, our board of directors may determine from time to time to adjust the timing of redemptions or suspend, terminate or otherwise modify our share redemption program.
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares of our common stock that have not been outstanding for at least one year will be redeemed at 95% of the transaction price and Class T shares that have been outstanding for at least one year but less than two years will be redeemed at 97.5% of the transaction price. Each of these deductions is referred to as an “Early Redemption Deduction.” An Early Redemption Deduction will not be applied with respect to: (i) Class W shares and Class I shares that have been outstanding for at least one year; and (ii) Class T shares that have been outstanding for at least two years. The “transaction price” generally will be equal to the NAV per share of our common stock most recently disclosed by us. Until we initially determine an NAV per share, which we expect will be as of a date no later than June 30, 2018, the transaction price will be equal to $10.00 per share. We will redeem shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed monthly NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to the NAV per share relative to the most recently disclosed monthly NAV per share. An Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. To have shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
Under our share redemption program, we may redeem during any calendar month shares whose aggregate value (based on the price at which the shares are redeemed) is 2% of our aggregate NAV as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.
Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of our assets.

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month for any of the foregoing reasons, shares submitted for redemption during such month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.
The preceding summary does not purport to be a complete summary of the Company’s share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.2 to this Quarterly Report on Form 10-Q.
As of September 30, 2017, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.
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

3.2*	Third Amended and Restated Bylaws of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.).

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Pre-Effective Amendment.

4.2	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

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

EXHIBIT NUMBER	DESCRIPTION

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

10.8
Credit Agreement, dated September 18, 2017, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank, N.A., as Documentation Agent; Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Joint Bookrunner; and U.S. Bank, N.A., as Joint Lead Arranger. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.9
Selected Dealer Agreement, dated as of Septemeber 15, 2017, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.10
Cost Reimbursement Agreement, dated as of September 15, 2017, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BIC IV Advisors Group LLC, and American Enterprise Investment Services Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 21, 2017.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

November 9, 2017	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Managing Director, Chief Executive Officer (Principal Executive Officer)

November 9, 2017	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)