Form 10-K
period 2017-12-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2018-03-09
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one)

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☐	(do not check if a smaller reporting company)		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2017 cannot be calculated because no established market exists for the registrant’s common stock.
As of March 1, 2018, there were 3,634,376 shares of the registrant’s Class T common stock, 6,250 shares of the registrant’s Class W common stock and 288,171 shares of the registrant’s Class I common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our initial public offering, the expected use of proceeds from the offering, our reliance on BCI IV Advisors LLC (the “Advisor”) and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
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

ii

PART I
ITEM 1.     BUSINESS
The Company
Black Creek Industrial REIT IV Inc. is a Maryland corporation formed on August 12, 2014. As used herein, the terms “Black Creek Industrial REIT IV,” “BCI IV,” the “Company,” “we,” “our,” or “us” refer to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries, except where otherwise indicated.
We were formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate related equity securities. As of December 31, 2017, we had neither purchased nor contracted to purchase any properties, debt, or real estate-related equity securities, nor had any probable acquisitions been identified.
We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the operating partnership, BCI IV Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.
On November 25, 2014, we filed a registration statement for an initial public offering of up to $2,000,000,000 in shares of our common stock (the “Initial Public Offering”). The registration statement was subsequently declared effective by the SEC on February 18, 2016. On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016, at which time we began offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share. We broke escrow for the Initial Public Offering on November 30, 2016, however, we have not broken escrow with respect to the state of Pennsylvania, and subscriptions from Pennsylvania residents will not be released from escrow until subscriptions totaling at least $75,000,000 have been received from all sources.
On December 1, 2016, we raised $500,000 in a private offering (the “Private Offering”). The Private Offering included the issuance to each of 125 separate investors, 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, we issued 7,000 Class A shares and 7,000 Class T shares for $124,600 in the Private Offering. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to the Securities Act and Rule 506 promulgated thereunder. The Private Offering also included the issuance of 125 notes payable in the principal amount of approximately $3,003 per note.
Effective as of May 19, 2017, we amended our charter to re-designate the Class A shares of our common stock as Class I shares of our common stock. Therefore, all Class A shares of our common stock offered or outstanding prior to May 19, 2017 are now designated as Class I shares.
On July 3, 2017, the SEC declared our amended registration statement effective. Pursuant to this amended registration statement, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Until we initially determine an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of our common stock are being offered in our primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. We will determine the NAV on a monthly basis and we expect the initial determination will be as of a date no later than June 30, 2018. Thereafter, the offering price per share for each class of our common stock will vary. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

As of December 31, 2017, we had raised gross proceeds of $12,690,389 from the sale of 1,218,059 shares of our common stock and the issuance of notes payable in the public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 6 to the Consolidated Financial Statements” for information concerning the public and private offerings.
Prior to the Initial Public Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 10 to the Consolidated Financial Statements” for additional information.
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the fifth amended and restated advisory agreement, dated March 5, 2018 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends July 1, 2018, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from the Initial Public Offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.
Investment Objectives
Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions

•	Providing current income to our stockholders in the form of regular cash distributions

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity event
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
Competition
The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including Industrial Property Trust Inc. (“IPT”) and Black Creek Diversified Property Fund Inc. (“DPF”), some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.
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
Conflicts of Interest
We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated or related entities own interests, may compete with us and have been given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.
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
Additional Information
Our internet address is www.bcindustrialiv.com. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.
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
Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate and if holders of our common stock do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price on the redemption date. Further, if holders of Class T shares have held their shares for at least one year but less than two years, they will only be eligible for redemption at 97.5% of the transaction price on the redemption date.
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
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time in its sole discretion. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.
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
The Initial Public Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Initial Public Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Initial Public Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in the Initial Public Offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. As of December 31, 2017, we had raised gross proceeds of $12,690,389 from the sale of 1,218,059 shares of our common stock and the issuance of notes payable in the public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 6 to the Consolidated Financial Statements” for information concerning the public and private offerings.
Valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies that will be used to value our properties and certain real estate‑related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc., a third-party valuation firm, (“Altus Group” or “Independent Valuation Firm”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate‑related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV will not represent the then‑current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV‑based fees we paid to the Advisor, the Sponsor and Black Creek Capital Markets, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Initial Public Offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption program, will generally be based on our estimated NAV per share once we commence monthly valuations, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.
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
Interest rate changes may cause volatility in our monthly NAV.
In accordance with our valuation procedures, we generally will use the fair value of our assets and liabilities to determine our monthly NAV.  The fair value of certain of our assets and liabilities may be very sensitive to interest rate changes, such as fixed rate borrowings and interest rate hedges. As a result, changes in projected forward interest rates may cause volatility in our monthly NAV.
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
Because the Advisor and the Dealer Manager are affiliates of, or otherwise related to, the Sponsor, stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an independent underwriter in connection with a securities offering. This lack of an independent due diligence review and investigation increases the risk of the stockholders’ investment.
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
Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates or related parties may increase or decrease during the Initial Public Offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we recently made substantial changes to our agreements with the Advisor and the Dealer Manager. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders overall return.

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
Until the proceeds from the Initial Public Offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. Therefore, particularly in the earlier part of the Initial Public Offering, we expect to fund distributions to our stockholders with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to the Amended and Restated Expense Support Agreement (the “Expense Support Agreement”), we expect to rely on cash resulting from the deferral of the fixed component of the advisory fee and/or expense support from the Advisor to help fund our cash distributions in excess of the sum of our funds from operations (“FFO”), our acquisition expenses and the performance component of the advisory fee. The Expense Support Agreement has an effective term through June 30, 2020, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $15,000,000 as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non‑renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a Liquidity Event or (iv) the time the Advisor has deferred or paid the maximum support amount of $15,000,000. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if we modify our calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the year ended December 31, 2017, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis. Specifically, 63.2% of our total gross distributions were paid from cash provided by expense support from the Advisor and 36.8% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.
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
On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. However, in the future we may also consider various Liquidity Events. There can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event (as defined in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”). Our charter does not require us to pursue a Liquidity Event or any transaction to provide liquidity to our stockholders. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through our share redemption program.
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
We will be dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.
Our revenues from property investments will depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is expected to be comprised of non-rated and non-investment grade customers. In addition, certain of our properties may be occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

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
Non-traded REITs have been the subject of increased scrutiny by regulators and media outlets resulting from inquiries and investigations initiated by Financial Industry Regulatory Authority (“FINRA”) and the SEC. We could become the subject of scrutiny and may face difficulties in raising capital should negative perceptions develop regarding non-traded REITs. As a result, we may be unable to raise substantial funds which would negatively impact our business.
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
Provisions in the partnership agreement of our Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:

•	redemption rights of qualifying parties;

•	a requirement that we may not be removed as the general partner of the operating partnership without our consent;

•	transfer restrictions on our Operating Partnership units (“OP Units”);

•	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and

•	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
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
Limited partners in the Operating Partnership have the right to vote on certain amendments to the second amended and restated limited partnership agreement of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.
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
The Operating Partnership may offer undivided tenancy-in-common interests in properties, interests in Delaware statutory trusts that own properties and/or similar interests to accredited investors in private placements exempt from registration under the Securities Act of 1933. We anticipate that these tenancy-in-common interests, Delaware statutory trust interests and/or similar interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). Additionally, the properties associated with any tenancy-in-common interests, Delaware statutory trust interests and/or similar interests sold to investors pursuant to such private placements are expected to be 100% leased by the Operating Partnership, and such leases would be expected to contain purchase options whereby the Operating Partnership would have the right to acquire the tenancy-in-common interests, Delaware statutory trust interests and/or similar interests from the investors at a later time in exchange for OP Units under Section 721 of the Code. Investors who acquire tenancy-in-common interests, Delaware statutory trust interests and/or similar interests pursuant to such private placements may do so seeking certain tax benefits that depend on the interpretation of, and compliance with, extremely technical tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
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
Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1,700,000,000 shares of capital stock. Of the total number of shares of capital stock authorized (a) 1,500,000,000 shares are designated as common stock, including 225,000,000 classified as Class I shares, 1,200,000,000 classified as Class T shares and 75,000,000 classified as Class W shares, and (b) 200,000,000 shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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
Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (the “Statement of Policy”), indicates that stockholders are permitted to amend our charter or terminate our company without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any termination of our company must first be declared advisable by our board of directors. Therefore, our charter provides that stockholders may vote to authorize the amendment of our charter or the termination of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to terminate our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.
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
Adverse economic and other conditions in the regions where our assets are located may adversely affect our levels of occupancy, the terms of our leases, and our ability to lease available areas, which could have an adverse effect on our results of operations.
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

•	Rising vacancy rates for commercial property, particularly in large metropolitan areas;

•	Our inability to attract and maintain quality customers;

•	Default or breaches by our customers of their contractual obligations;

•	Increases in our operating costs, including the need for capital improvements;

•	Increases in the taxes levied on our business;

•	Regulatory changes affecting the real estate industry, including zoning rules; and

•	Susceptibility of certain areas to natural disasters.
We anticipate that our investments in real estate assets will be concentrated in industrial properties, and the demand for industrial space in the U.S. is related to the level of economic activity. Accordingly, reduced economic activity may lead to lower occupancy and/or rental rates for our properties.
Properties that we own or acquire that incur vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.
A property may incur a vacancy either by the continued default of a customer under its lease or the expiration of the lease. We may have difficulty obtaining a new customer for any vacant space we have in our real properties, including properties we acquire with vacancies. If property vacancies continue for a long period of time, we may suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, or result in lower cash distributions to our stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce returns to our stockholders.
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
Companies in the real estate industry, including us, depend on a variety of factors outside of their control to develop, build and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. We may be unable to obtain financing for construction and development activities under favorable terms, including but not limited to interest rates, maturity dates and/or loan to value ratios, or at all, which could cause us to delay or even abandon potential development projects. Further, any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our revenues, results of operations, financial condition and our ability to make distributions to our stockholders which may adversely affect the value of our stockholders’ investment.
Delays in the acquisition, development and construction of properties or debt investments may have adverse effects on portfolio diversification, results of operations, and returns on our stockholders’ investment.
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
The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect leasing rates and occupancy, which could impact operating results, our NAV or overall returns to our stockholders.
Actions of joint venture partners could adversely impact our performance.
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
Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event,” which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-customer in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.
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
Properties that have significant vacancies, especially value-add or other types of discounted real estate assets, may experience delays in leasing up or could be difficult to sell, which could diminish our return on these properties and the return on our stockholders’ investment.
Our investments in value-add properties or other types of development properties may have significant vacancies at the time of acquisition. If vacancies continue for a prolonged period of time beyond the expected lease-up stage that we anticipate will follow any redevelopment or repositioning efforts, we may suffer reduced revenues, resulting in less cash available for distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property depends principally upon the value of the cash flow generated by the leases associated with that property. Such a reduction on the resale value of a property could also reduce our NAV and the overall return on our stockholders’ investment.
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
We compete with numerous other persons or entities seeking to buy or develop real estate assets or to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor, which may have a negative impact on our ability to acquire real property assets or attract customers on favorable terms, if at all, and the returns on our properties. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new customer without lowering the rental rate. Each of these could adversely affect our results of operations, financial condition, value of our investments or ability to pay distributions to our stockholders.

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
Our lease agreements are regulated by local, municipal, state and federal laws, which may grant certain rights to customers, such as the compulsory renewal of their lease by filing lease renewal actions when certain legal conditions are met. A lease renewal action may represent two principal risks for us: (i) if we plan to vacate a given unit in order to change or adapt an asset’s mix of customers, the customer could remain in that unit by filing a lease renewal action and interfere with our strategy; and (ii) if we desire to increase the lease price for a specific unit, this increase may need to be approved in the course of a lease renewal action, and the final value could be decided at the discretion of a judge. We would then be subject to the court’s interpretation and decision, and could be forced to accept an even lower price for the lease of the unit. The compulsory renewal of our lease agreements and/or the judicial review of our lease prices may adversely affect our cash flow and our operating results.
Certain of our lease agreements may not be “triple net leases,” under which the customer undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We will be exposed to higher maintenance, tax, and property management expenses with respect to all of our leases that are not “triple net.”
Operating expenses, such as expenses for fuel, utilities, labor, building materials and insurance are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our customers. To the extent such increases cannot be passed on to our customers, any such increases could negatively impact our cash flow, NAV or operating results.
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
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of financial institutions and the financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.
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
For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provide for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the effectiveness of the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and on our stockholders’ return.
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
There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our properties incurs a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we could be held liable for indemnifying possible victims of an accident.

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
Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the Disabilities Act will reduce our NAV and the amount of cash available for distribution to our stockholders.
We may not have funding for future customer improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.
If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from the Initial Public Offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.
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
 Increases in mortgage interest rates and/or unfavorable changes in other financing terms may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.
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
Our debt may be subject to the fluctuation of market interest rates such as the London Interbank Offered Rate (“LIBOR”), Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
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
RISKS RELATED TO INVESTMENTS IN REAL ESTATE‑RELATED DEBT AND SECURITIES
The mortgage loans in which we may invest will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.
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
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any realized deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process, which could have a substantial adverse effect on our anticipated return on the foreclosed mortgage loan. In addition, if we foreclose on a particular property, we could become, as owner of the property, subject to liabilities associated with such property, including liabilities related to taxes and environmental matters.
The mezzanine loans, B-notes, and other junior financings in which we may invest would involve greater risks of loss than senior loans secured by income-producing properties.
We may invest in mezzanine loans, B-notes, and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan‑to‑value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for certain mezzanine loans, such foreclosure could result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any of our remaining investment.
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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. We may, therefore, be dependent on a borrower’s ability to obtain permanent financing to repay our bridge loan, which could depend on market conditions and other factors. Bridge loans, like other loans secured directly or indirectly by property, are subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under bridge loans held by us, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. Any such losses with respect to our investments in bridge loans could have an adverse effect on our NAV, results of operations and financial condition.
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

We may make investments in non-U.S. dollar denominated securities, which will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets.
Some of our real estate-related securities may be denominated in foreign currencies and, therefore, we expect to have currency risk exposure to any such foreign currencies. A change in foreign currency exchange rates may have an adverse impact on returns on our non-U.S. dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations. To the extent that we invest in non-U.S. dollar denominated securities, in addition to risks inherent in this investment in securities as generally discussed herein, we will also be subject to risks associated with the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden of complying with a wide variety of foreign laws.
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
We may invest in real estate‑related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate‑related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate‑related securities generally invest in real estate or real estate‑related assets and are subject to the inherent risks associated with real estate‑related debt investments discussed herein.
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
All of the Advisor’s management personnel, other personnel, affiliates and related parties may also provide services to other Sponsor affiliated entities and related parties. We are not able to estimate the amount of time that such management personnel, other personnel, affiliates and related parties will devote to our business. As a result, the Advisor’s management personnel, other personnel, affiliates and related parties may have conflicts of interest in allocating their time between our business and their other activities, which may include advising and managing various other real estate programs and ventures, which may be numerous and may change as programs are closed or new programs are formed. During times of significant activity in other programs and ventures, the time they devote to our business may decline. Accordingly, there is a risk that the Advisor’s affiliates and related parties may not devote significant time to our business activities and the Advisor may not be able to hire adequate additional personnel.
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

•	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;

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
Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for two other entities sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor for the same investors and investment opportunities.
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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, John A. Blumberg, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Scott W. Recknor, Gary M. Reiff, Jeffrey W. Taylor, Peter M. Vanderburg, J. R. Wetzel, Joshua J. Widoff, Brian C. Wilkinson and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.
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
We will compete with entities sponsored or advised by affiliates of the Sponsor, whether existing or created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services.
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
Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an “Investment Vehicle”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities (“Industrial Investments”). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the “Allocation Policy”) which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle’s applicable approval discretion and timing, then the Industrial Investment will be allocated to Investment Vehicles on a rotational basis and will be offered to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to IPT’s second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented with the following Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement):

•	BTC II will have the first option to pursue all potential development investments prior to March 31, 2018, and thereafter one out of every three potential development investments.
The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

•	The financial attributes of the investment opportunity;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment opportunity;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment opportunity and the applicable entity’s remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment opportunity; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
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
We intend to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending December 31, 2017 and, once we so qualify, we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion was issued in connection with the Initial Public Offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. We have not requested a ruling from the IRS as to our REIT status.
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
Stockholders who elect to participate in our distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.
Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate and are also subject to the 3.8% Medicare tax provided however, that all such distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the new tax laws effective January 1, 2018. This eligibility for a 20% deduction will expire as of 2025. Although this tax rate does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, effective January 1, 2018, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences or, generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.
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
In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in REITs and similar entities, including, without limitation, the recently enacted tax reform effective January 1, 2018. Additional changes to tax laws may continue to occur in the future and may take effect retroactively, and there can be no assurance that any such changes will not adversely affect how we are taxed or the taxation of our stockholders. There is substantial lack of clarity around the likelihood, timing and details of any such additional tax reform. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
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
The Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders, was signed into law on December 22, 2017 and the precise application of all facets of the legislation is unclear. In addition, as a result of these changes, we may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time and we may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.
In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We have not yet determined whether the new limitation will affect us or any of our subsidiaries, or whether we and our subsidiaries are eligible to make and will make this election. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). These changes may potentially (and negatively) affect the markets in which we may invest.
Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, including their potential impact on stockholders’ investment in our common stock.
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
On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation and the related exemptions were scheduled to become applicable for investment transactions on and after April 10, 2017, but the applicability date was delayed until June 9, 2017, with full implementation further delayed until January 1, 2019. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. On June 29, 2017, the Department of Labor released a request for information, seeking public input that could form the basis of new exemptions or revisions to the final regulation issued in April 2016. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known. The final regulation could negatively impact our ability to raise capital in our offering through the sale of shares to employee benefit place and accounts, which could adversely affect our financial condition and results of operations. We may experience these negative effects when the final regulation is implemented in 2019 as well as before it is implemented, due to the uncertainty concerning how the regulation will be implemented and its impact. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
As of December 31, 2017, we had not yet acquired any real properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity (including acquisitions under contract) since December 31, 2017.
ITEM 3.     LEGAL PROCEEDINGS
As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.
ITEM 4.     MINE SAFETY DISCLOSURES
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
In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to the Initial Public Offering in their efforts to comply with NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For these purposes, until we disclose an estimated NAV per share of our common stock, we will report the “net investment value” of our shares, which will be based on the “net proceeds/amount available for investments” percentage shown in the estimated use of proceeds tables included in the prospectus for the Initial Public Offering. For each class of shares, this amount is equal to $9.88 per share, which is the amount of net proceeds we will receive per share, after payment of the applicable selling commissions, dealer manager fees and estimated organization and offering expenses. This amount is 94.4% of the $10.47 per share offering price of our Class T shares, 98.9% of the $10.00 per share offering price of our Class W shares and 98.9% of the $10.00 per share offering price of our Class I shares. Once we determine an NAV per share, which we expect will be as of a date no later than June 30, 2018, such NAV per share will be used as the value for customer account statements and reports to fiduciaries. For a description of the risks associated with the determination of and reliance on a net investment value or an estimated NAV per share of our common stock, see Part I, Item 1A, “Risk Factors—Risks Related to Investing in the Initial Public Offering.”
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
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that all shares of our common stock that have not been outstanding for at least one year will be redeemed at 95.0% of the transaction price and Class T shares that have been outstanding for at least one year but less than two years will be redeemed at 97.5% of the transaction price. Each of these deductions is referred to as an “Early Redemption Deduction.” An Early Redemption Deduction will not be applied with respect to: (i) Class W shares and Class I shares that have been outstanding for at least one year; and (ii) Class T shares that have been outstanding for at least two years. The “transaction price” generally will be equal to the NAV per share of our common stock most recently disclosed by us. Until we initially determine an NAV per share, which we expect will be as of a date no later than June 30, 2018, the transaction price will be equal to $10.00 per share. We will redeem shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed monthly NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to the NAV per share relative to the most recently disclosed monthly NAV per share. An Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. To have shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
Under our share redemption program, we may redeem during any calendar month shares whose aggregate value (based on the price at which the shares are redeemed) is 2.0% of our aggregate NAV as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5.0% of our aggregate NAV as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2.0% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2.0% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.
Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including: (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities; and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of our assets.
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
As of December 31, 2017, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

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
We intend to accrue and continue to make cash distributions on a regular basis. Prior to the third quarter of 2017, cash distributions were paid on a quarterly basis and were calculated for each day the stockholder had been a stockholder of record during such quarter. Beginning with the third quarter of 2017, cash distributions have been paid on a monthly basis and are calculated as of monthly record dates. Cash distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in the Initial Public Offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.
There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2017, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 63.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 36.8% were funded with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

The following table outlines gross distributions, as well as our sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

		Source of Cash Distributions
	Declared per	Provided by		Provided by		Proceeds
	Common	Expense		Operating		from Financing		Proceeds from		Gross
	Share (1)	Support (2)		Activities		Activities		DRIP (3)		Distributions (4)
2017
December 31	$0.13625	$57,868	57.0%	$—	—%	$—	—%	$43,601	43.0%	$101,469
September 30	0.13625	24,459	69.0	—	—	—	—	10,986	31.0	35,445
June 30	0.12950	23,162	69.4	—	—	—	—	10,216	30.6	33,378
March 31	0.12950	23,076	69.7	—	—	—	—	10,040	30.3	33,116
Total		$128,565	63.2%	$—	—%	$—	—%	74,843	36.8%	$203,408

2016
December 31 (5)	$0.12950	$7,517	67.6%	$—	—%	$—	—%	3,604	32.4%	$11,121

(1)
Amounts reflect the distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. As discussed above, commencing with the third quarter of 2017, distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock were reduced by the respective distribution fees that were payable with respect to such Class T shares and Class W shares.

(2)
For the quarters ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, the Advisor provided expense support of $574,515, $469,447, $372,773, $318,196 and $149,499, respectively. See “Note 8 to the Consolidated Financial Statements” for further details.

(3)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering.

(5)	The Initial Quarter commenced on November 30, 2016, which is the date we broke escrow, and ended on December 31, 2016.
For the year ended December 31, 2017, our cash flows provided by operating activities was $263,837 as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $203,408. For the year ended December 31, 2016, our cash flows used in operating activities was $480,853 as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in DRIP shares) of $11,121.
In addition to the cash distributions, the Company’s board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to 0.0000410959 of a share of common stock on each outstanding share of common stock. These special stock dividends were issued as additional shares of the same class of the Company’s common stock as the shares to which the stock dividends related. The special stock dividends were issued and recorded in our stockholder records on or about the first business day of the calendar month immediately following the last day of the applicable calendar quarter. Stock dividends for each stockholder were calculated for each day the stockholder had been a stockholder of record during such quarter. In addition to the special stock dividends, the Company’s board of directors authorized the issuance of a stock dividend to all holders of Class T shares, whereby each Class T shareholder of record as of the close of business on September 29, 2017 received 50 Class W shares. This stock dividend was issued following the close of business on October 2, 2017.
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

For the Period
from Inception
(August 12, 2014) to
December 31, 2017
Gross offering proceeds	$12,190,389

Selling commissions (1)	$202,752
Dealer manager fees (1)	253,440
Offering costs (2)	848,999
Total direct selling costs incurred related to public offering (3)	$1,305,191

Offering proceeds, net of direct selling costs	$10,885,198

(1)
The selling commissions and dealer manager fees were payable to the Dealer Manager. A substantial portion of the commissions and fees were reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

(2)	See “Note 8 to the Consolidated Financial Statements” for a description of offering costs.

(3)
This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares or Class W shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to stockholders with respect to Class T shares and Class W shares.

As of December 31, 2017, we had not entered into any arrangements to acquire any property or to make or invest in any loan, or to make any other permitted investments. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity (including acquisitions under contract) since December 31, 2017.
Holders
As of March 1, 2018, we had 3,634,376 shares of our Class T common stock, 6,250 shares of our Class W common stock and 288,171 shares of our Class I common stock outstanding, held by a total of 1,308 stockholders, 125 stockholders and 164 stockholders, respectively, including shares held by our affiliates.
Securities Authorized for Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under our equity incentive plans, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

	For the Year Ended December 31,			For the Period from Inception (August 12, 2014) to December 31, 2014 (1)
	2017 (1)	2016 (1)	2015 (1)
Operating data:
Total revenues	$—	$—	$—	$—
Total operating expenses	$(1,223,169)	$(309,612)	$—	$—
Total other expenses	$(308,635)	$(15,185)	$—	$—
Total expenses before expense support from Advisor	$(1,531,804)	$(324,797)	$—	$—
Expense support from Advisor	$1,734,931	$149,499	$—	$—
Net income (expenses) after expense support from Advisor	$203,127	$(175,298)	$—	$—
Net income (loss)	$203,127	$(175,298)	$—	$—
Net income (loss) attributable to common stockholders	$203,127	$(175,298)	$—	$—
Net income (loss) per common share - basic and diluted	$0.53	$(4.39)	$—	$—
Weighted-average shares outstanding	380,597	39,896	20,000	6,099

Distributions:
Gross cash distributions declared (2)	$203,408	$11,121	$—	$—
Cash distributions declared per common share (2)(3)(4)	$0.5315	$0.1295	$—	$—

Cash flow data (5):
Net cash provided by (used in) operating activities	$263,837	$(480,853)	$—	$—
Net cash provided by financing activities	$8,661,539	$2,401,224	$—	$201,000

	As of December 31,
	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Balance sheet data:
Cash and cash equivalents	$10,565,337	$1,639,961	$201,000	$201,000
Total assets	$12,548,855	$2,529,898	$201,000	$201,000
Total liabilities	$1,942,951	$415,411	$—	$—
Total stockholders' equity	$10,604,904	$2,113,487	$200,000	$200,000
Gross offering proceeds raised during period (6)	$10,190,389	$2,500,000	$—	$—
Shares outstanding	1,238,059	255,349	20,000	20,000

(1)
The SEC declared the registration statement for the Initial Public Offering effective on February 18, 2016. We broke escrow on November 30, 2016. As of December 31, 2017, we were in the organizational and development stage and have not commenced property operations. The results of our operations are primarily impacted by the timing of our equity raised through the Initial Public Offering. Accordingly, our year-over-year financial data is not directly comparable.

(2)	Gross cash distributions are total distributions before the deduction of distribution fees relating to Class T shares and Class W shares.

(3)
Amounts reflect the quarterly distribution rate authorized by our board of directors per Class I share of common stock. Our board of directors authorized distributions at this same rate per Class T and Class W share of common stock less respective distribution fees that are payable monthly with respect to such Class T and Class W shares (as calculated on a daily basis).

(4)
Cash distributions were authorized to all common stockholders of record as of the close of business on each day of the Initial Quarter. We met the minimum offering requirements in connection with this offering on November 30, 2016. Accordingly, the Initial Quarter commenced on that date and ended on December 31, 2016.

(5)
Pursuant to new accounting guidance that we adopted for the period ending December 31, 2017, restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The adoption of this guidance resulted in an increase in net cash provided by financing activities of $481,410 on the consolidated statements of cash flows for the year ended December 31, 2016.

(6)	Reflects gross offering proceeds raised from the public and private offerings.

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
OVERVIEW
General
Black Creek Industrial REIT IV Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and will elect to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.
On November 25, 2014, we filed a registration statement for an initial public offering of up to $2,000,000,000 in shares of our common stock (the “Initial Public Offering”). The registration statement was subsequently declared effective by the SEC on February 18, 2016. On July 1, 2016, we filed a post-effective amendment to our registration statement that reclassified our common stock offered pursuant to our registration statement into Class A shares, Class T shares and Class W shares. The SEC declared the post-effective amendment effective on August 8, 2016, at which time we began offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class A shares, Class T shares and Class W shares at a price of $10.00 per Class A share, $9.4180 per Class T share and $9.0355 per Class W share, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class A shares, Class T shares and Class W shares at a price of $9.0355 per share. We broke escrow for the Initial Public Offering on November 30, 2016; however, we have not broken escrow with respect to the state of Pennsylvania, and subscriptions from Pennsylvania residents will not be released from escrow until subscriptions totaling at least $75,000,000 have been received from all sources.
On December 1, 2016, we raised $500,000 in the Private Offering. The Private Offering included the issuance to each of 125 separate investors, 56 Class A shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, we issued 7,000 Class A shares and 7,000 Class T shares for $124,600 in the Private Offering. We issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to the Securities Act and Rule 506 promulgated thereunder. The Private Offering also included the issuance of 125 notes payable in the principal amount of approximately $3,003 per note.
Effective as of May 19, 2017, we amended our charter to re-designate the Class A shares of our common stock as Class I shares of our common stock. Therefore, all Class A shares of our common stock offered or outstanding prior to May 19, 2017 are now designated as Class I shares.
On July 3, 2017, the SEC declared our amended registration statement effective. Pursuant to this amended registration statement, we are offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under our distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Until we initially determine an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of our common stock are being offered in our primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. We will determine the NAV on a monthly basis and we expect the initial determination will be as of a date no later than June 30, 2018. Thereafter, the offering price per share for each class of our common stock will vary. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.
As of December 31, 2017, we had raised gross proceeds of $12,690,389 from the sale of 1,218,059 shares of our common stock and the issuance of notes payable in the public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 6 to the Consolidated Financial Statements” for information concerning the public and private offerings.

Prior to the Initial Public Offering, our sole investor was the Advisor, which purchased 20,000 shares of our common stock. In addition, the Sponsor has been issued and owns partnership units in the Operating Partnership constituting a separate series of partnership interests with special distribution rights, which we refer to as the “Special Units.” See “Note 10 to the Consolidated Financial Statements” for additional information.
As of December 31, 2017, we had not acquired any properties. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity (including acquisitions under contract) since December 31, 2017. We intend to use the net proceeds from the offerings primarily to make investments in real estate assets. We may use the net proceeds from the offerings to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in the offerings, and other circumstances existing at the time we make our investments.
Our primary investment objectives include the following:

•	Preserving and protecting our stockholders’ capital contributions

•	Providing current income to our stockholders in the form of regular cash distributions

•	Realizing capital appreciation upon the potential sale of our assets or other liquidity events
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
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2018 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported the growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.4% annual increase compounded over the past five years, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.

The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.
RESULTS OF OPERATIONS
As of December 31, 2017, we were in our organizational and development stage and had not commenced property operations. For the year ended December 31, 2017, our results of operations consisted primarily of:

•
General and administrative expenses that consisted primarily of: (i) compensation to our independent directors; (ii) accounting and legal expenses incurred; (iii) insurance and other expenses for our independent directors and officers; and (iv) compensation to individual employees of the Advisor.

•	Organization expenses consisting primarily of expense reimbursements to the Advisor.

•	Expense support from the Advisor pursuant to the Expense Support Agreement, as described in “Note 8 to the Consolidated Financial Statements.”

•	Interest expense related to the notes payable to investors in the Private Offering and costs related to our line of credit.
For the year ended December 31, 2016, our results of operations consisted solely of general and administrative expenses incurred related to compensation to our independent directors and insurance for our independent directors and officers. We had no results of operations for the year ended December 31, 2015.
ADDITIONAL MEASURES OF PERFORMANCE
Funds from Operations (“FFO”)
We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the Expense Support Agreement described in “Note 8 to the Consolidated Financial Statements” are included in determining our net income (loss), which is used to determine FFO. If we had not received expense support from the Advisor, our FFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
We believe investors are best served if the information that is made available to them allows them to align their analysis and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net income (loss) or to cash flows from operating activities and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs.
We did not have any NAREIT-defined adjustments to GAAP net income (loss), as we do not own any properties. As such, NAREIT FFO equals GAAP net income (loss) for the years ended December 31, 2017, 2016 and 2015.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be net proceeds from the Initial Public Offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. Our principal uses of funds will be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from the Initial Public Offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.
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
Cash Flows. Cash provided by operating activities of $263,837 for the year ended December 31, 2017 was primarily a result of expense support provided by the Advisor during the period, which was offset by general, administrative, and organization expenses. Cash provided by financing activities of $8,661,539 for the year ended December 31, 2017 was primarily due to: (i) net proceeds raised from the Initial Public Offering; (ii) debt issuance costs paid related to the line of credit, which include up-front fees and costs incurred in order to be able to access the line of credit; and (iii) to the cash distributions we paid to our common stockholders.
Cash used in operating activities of $480,853 for the year ended December 31, 2016 was primarily related to general, administrative and organization expenses. Cash provided by financing activities of $2,401,224 for the year ended December 31, 2016 was primarily related to net proceeds from the public and private offerings. There was no cash used in or provided by any activities for the year ended December 31, 2015.
Capital Resources and Uses of Liquidity
In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100,000,000. We have the ability from time to time to increase the size of the credit facility by up to an additional $500,000,000 for a total of up to $600,000,000, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of December 31, 2017, we did not own any properties, and accordingly, there were no amounts outstanding under the credit facility.
Offering Proceeds. As of December 31, 2017, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $12,690,389 ($11,360,504 net of direct selling costs). Of this amount, $481,410 was being held in escrow pursuant to the terms of the Private Offering. The third-party escrow agent released the escrowed funds to us in January 2018 after we had raised at least $10,000,000 in the Initial Public Offering from investors unaffiliated with us.
Cash Distributions. We intend to accrue and make cash distributions on a regular basis. For the year ended December 31, 2017, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 63.2% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 36.8% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 8 to the Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in the Initial Public Offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the first quarter of 2018, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2018, or January 31, 2018, February 28, 2018 and March 30, 2018 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the first quarter of 2018 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 8 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
	Provided by		Provided by		Proceeds
	Expense		Operating		from Financing		Proceeds from		Gross
	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)
2017
December 31	$57,868	57.0%	$—	—%	$—	—%	$43,601	43.0%	$101,469
September 30	24,459	69.0	—	—	—	—	10,986	31.0	35,445
June 30	23,162	69.4	—	—	—	—	10,216	30.6	33,378
March 31	23,076	69.7	—	—	—	—	10,040	30.3	33,116
Total	$128,565	63.2%	$—	—%	$—	—%	$74,843	36.8%	$203,408

2016
December 31 (4)	$7,517	67.6%	$—	—%	$—	—%	$3,604	32.4%	$11,121

(1)
For the quarters ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, the Advisor provided expense support of $574,515, $469,447, $372,773, $318,196 and $149,499, respectively. See “Note 8 to the Consolidated Financial Statements” for further details.

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
Refer to “Note 6 to the Consolidated Financial Statements” for further detail regarding our cash distributions.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Initial Public Offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) and the Private Offering, as of March 1, 2018, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$28,036,420	$—	$2,015,000	$—	$30,051,420
DRIP (2)	71,714	—	49,784	—	121,498
Private offering (3)	62,300	—	62,300	375,400	500,000
Total offering	$28,170,434	$—	$2,127,084	$375,400	$30,672,918

Number of shares issued:
Primary offering	2,677,479	—	222,849	—	2,900,328
DRIP	7,171	—	5,125	—	12,296
Private offering (3)	7,000	—	7,000	—	14,000
Stock dividends	79	6,250	2,814	—	9,143
Total offering	2,691,729	6,250	237,788	—	2,935,767

(1)	Amount relates to notes payable issued to investors in the Private Offering.

(2)
As of March 1, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources.

(3)	The Private Offering closed on December 1, 2016.
As of March 1, 2018, $1,969,827,082 in shares of our common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares and Class I shares, including $499,878,502 in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Ontario Industrial Center. On February 26, 2018, we acquired one industrial building totaling approximately 86,000 square feet (the “Ontario Industrial Center”). The Ontario Industrial Center is located in the Southern California market and is 100% occupied by two customers with a weighted-average remaining lease term (based on square feet) of 1.1 years. The total purchase price was $10,565,250, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. We funded this acquisition using proceeds from the public offering.
Acquisitions Under Contract
Gothard Industrial Center. On February 23, 2018, we entered into a purchase agreement to acquire one industrial building totaling approximately 59,000 square feet (the “Gothard Industrial Center”). The Gothard Industrial Center is located in the Southern California market and is 100% occupied by one customer with a weighted-average remaining lease term (based on square feet) of 10.0 years. The total purchase price is expected to be $10,075,000, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, we deposited $400,000 into an escrow account. We plan to fund this acquisition using proceeds from the public offering and borrowings from our line of credit. The acquisition of the Gothard Industrial Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.

CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2017, under our various contractual obligations and commitments:

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Notes payable to stockholders (1)	$83,511	$167,020	$167,020	$2,379,640	$2,797,191
Total	$83,511	$167,020	$167,020	$2,379,640	$2,797,191

(1)	Includes principal and interest on debt. See “Note 4 to the Consolidated Financial Statements” for more detail.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. As of December 31, 2017, we have no critical accounting estimates.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2017, our debt outstanding consisted of fixed interest rate notes payable to investors in the Private Offering. We were not subject to any interest rate changes on our variable rate debt as we did not have any amounts outstanding under our line of credit as of December 31, 2017. Refer to “Note 3 to the Consolidated Financial Statements” for further detail on the line of credit.
Fixed Interest Rate Debt. As of December 31, 2017, our fixed interest rate debt consisted of $375,400 of notes payable issued pursuant to the Private Offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of December 31, 2017, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Black Creek Industrial REIT IV Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.
Denver, Colorado
March 8, 2018

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$10,565,337	$1,639,961
Restricted cash	481,410	481,410
Prepaid expenses	419,844	259,717
Due from affiliates	190,577	148,810
Debt issuance costs, net	887,370	—
Other assets	4,317	—
Total assets	$12,548,855	$2,529,898

LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$210,423	$100,914
Line of credit	—	—
Notes payable to stockholders, net	352,764	303,376
Due to affiliates	1,323,537	—
Dividends payable	56,227	11,121
Total liabilities	1,942,951	415,411

Commitments and contingencies (Note 11)

Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000,000 shares authorized, 976,271 and 7,000 shares issued and outstanding, respectively	9,763	70
Class W common stock, $0.01 par value per share - 75,000,000 shares authorized, 6,250 and none issued and outstanding, respectively	62	—
Class I common stock, $0.01 par value per share - 225,000,000 shares authorized, 255,538 and 248,349 shares issued and outstanding, respectively	2,555	2,483
Additional paid-in capital	10,858,599	2,297,353
Accumulated deficit	(266,075)	(186,419)
Total stockholders' equity	10,604,904	2,113,487
Noncontrolling interests	1,000	1,000
Total equity	10,605,904	2,114,487
Total liabilities and equity	$12,548,855	$2,529,898

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016	2015
Revenues:
Rental revenues	$—	$—	$—
Total revenues	—	—	—

Operating expenses:
General and administrative expenses	1,145,305	269,612	—
Organization expenses, related party	77,864	40,000	—
Total operating expenses	1,223,169	309,612	—

Operating loss	(1,223,169)	(309,612)	—

Other income and (expenses):
Interest income	263	82	—
Interest expense and other	(308,898)	(15,267)	—
Total other expenses	(308,635)	(15,185)	—

Total expenses before expense support	(1,531,804)	(324,797)	—

Total expense support from the Advisor	1,734,931	149,499	—
Net income (expenses) after expense support	203,127	(175,298)	—

Net income (loss)	203,127	(175,298)	—
Net income (loss) attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to common stockholders	$203,127	$(175,298)	$—
Weighted-average shares outstanding	380,597	39,896	20,000
Net income (loss) per common share - basic and diluted	$0.53	$(4.39)	$—

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2014	20,000	$200	$199,800	$—	$1,000	$201,000
Net loss	—	—	—	—	—	—
Balance as of December 31, 2015	20,000	$200	$199,800	$—	$1,000	$201,000
Net loss	—	—	—	(175,298)	—	(175,298)
Issuance of common stock	235,349	2,353	2,122,247	—	—	2,124,600
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(24,694)	—	—	(24,694)
Distributions to stockholders	—	—	—	(11,121)	—	(11,121)
Balance as of December 31, 2016	255,349	$2,553	$2,297,353	$(186,419)	$1,000	$2,114,487
Net income	—	—	—	203,127	—	203,127
Issuance of common stock	982,710	9,827	10,271,941	—	—	10,281,768
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,305,191)	—	—	(1,305,191)
Trailing offering costs, consisting of distribution fees	—	—	(405,504)	12,000	—	(393,504)
Dividends to stockholders	—	—	—	(294,783)	—	(294,783)
Balance as of December 31, 2017	1,238,059	$12,380	$10,858,599	$(266,075)	$1,000	$10,605,904

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income (loss)	$203,127	$(175,298)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of debt issuance costs	152,473	2,058	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(162,948)	(259,717)	—
Accounts payable and accrued liabilities	109,509	100,914	—
Due from / to affiliates, net	(38,324)	(148,810)	—
Net cash provided by (used in) operating activities	263,837	(480,853)	—

Financing activities:
Proceeds from notes to stockholders	—	375,400	—
Debt issuance costs paid	(990,453)	(74,082)	—
Proceeds from issuance of common stock	9,933,342	2,124,600	—
Offering costs paid upon issuance of common stock	(175,848)	(24,694)	—
Distributions paid to common stockholders	(101,724)	—	—
Distribution fees paid	(3,778)	—	—
Net cash provided by financing activities	8,661,539	2,401,224	—

Net increase in cash, cash equivalents and restricted cash	8,925,376	1,920,371	—
Cash, cash equivalents, and restricted cash, at beginning of period	2,121,371	201,000	201,000
Cash, cash equivalents and restricted cash, at end of period	$11,046,747	$2,121,371	$201,000

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Black Creek Industrial REIT IV Inc. (the “Company”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiary, BCI IV Operating Partnership LP (the “Operating Partnership”).
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2017, the Company had neither purchased nor contracted to purchase any properties, real estate debt, or real estate-related equity securities, nor had any probable acquisitions been identified.
The Company operates as a real estate investment trust (“REIT”) for federal income tax purposes, and will elect to be treated as a REIT beginning with its taxable year ended December 31, 2017. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership, of which the Company is the sole general partner and a limited partner.
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
Basis of Consolidation
The consolidated financial statements include the accounts of Black Creek Industrial REIT IV Inc. and the Operating Partnership, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.
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
Reclassifications
Certain items in the Company’s consolidated statement of cash flows for 2016 have been reclassified to conform to the 2017 presentation. Due to a new accounting standard adopted for the period ending December 31, 2017, restricted cash and restricted cash equivalents have been reclassified to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities primarily consist of amounts payable related to compensation to the Company’s independent directors and fees related to the line of credit.
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its maturity date. Debt issuance costs related to the line of credit include up-front fees and costs incurred in order to close on the commitments for the line of credit. As such, these costs are recorded as an asset on the consolidated balance sheets. Debt issuance costs related to the notes payable to certain stockholders are recorded as a direct deduction from the principal amount of that liability.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class W shares. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class W shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 8” for additional information regarding when distribution fees become payable.
Noncontrolling Interests
Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. See “Note 10” for additional information.
Organization and Offering Expenses
Organization costs are expensed as incurred and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 8” for additional information regarding when organization and offering expenses become reimbursable.
Income Taxes
The Company currently operates as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, and will elect to be treated as such beginning with its taxable year ended December 31, 2017. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2017, 2016 and 2015.
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
Fair Value Measurements
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that the Company could realize upon settlement.
The fair value hierarchy is as follows:
Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•	Quoted prices for similar assets/liabilities in active markets;

•	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);

•	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and

•	Inputs that are derived principally from or corroborated by other observable market data.
Level 3—Unobservable inputs that cannot be corroborated by observable market data.
Recently Adopted Accounting Standards
In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, “Statement of Cash Flows (Topic 230)” (“ASU 2016-15”), which provides guidance on eight cash flow classification issues and on reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. Current GAAP does not include specific guidance on these eight cash flow classification issues. In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” (“ASU 2016-18”) which requires companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 requires disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. ASU 2016-15 and ASU 2016-18 are effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this guidance beginning with the year ended December 31, 2017. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior periods presented, which resulted in an increase in net cash provided by financing activities of $481,410 on the consolidated statements of cash flows for the year ended December 31, 2016. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements other than the Company updating the presentation of restricted cash in its current statement of cash flows to conform to the new requirements.
3. LINE OF CREDIT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100,000,000. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $500,000,000 for a total of up to $600,000,000, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of December 31, 2017, the Company did not own any properties, and accordingly, there were no amounts outstanding under the line of credit.
Unamortized debt issuance costs and accumulated amortization of debt issuance costs related to the line of credit were $887,370 and $103,083, respectively, as of December 31, 2017. Additionally, the Company’s interest expense for the year ended December 31, 2017, included $103,083 of amortization of financing costs related to the line of credit. There were no deferred financing costs related to the line of credit for the years ended December 31, 2016 and 2015.
4. NOTES PAYABLE TO STOCKHOLDERS
On December 1, 2016, the Company issued to each of the 125 separate investors in the Private Offering (as described in “Note 6”) a promissory note with a principal amount of approximately $3,003 (each a “Note” and collectively, the “Notes”). The purchase price for each Note was approximately $3,003, for an aggregate amount of approximately $375,400. The Company pays interest on the unpaid principal amount of the Notes at a fixed rate of 18.25% per annum per Note payable semi-annually in arrears. The Notes mature on November 30, 2046. Some or all of the Notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the eighteen-month anniversary of the issue date of the Note, the Company will pay on the date of such prepayment a one-time premium equal to $300 per Note. The Company issued the Notes as part of the Private Offering in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
Unamortized debt issuance costs related to the Notes were $22,636 and $72,024 as of December 31, 2017 and 2016, respectively. Accumulated amortization of debt issuance costs related to the Notes were $51,446 and $2,058 as of December 31, 2017 and 2016, respectively. Additionally, the Company’s interest expense for the years ended December 31, 2017 and 2016, included $49,388 and $2,058, respectively, of amortization of financing costs related to the Notes. There were no deferred financing costs related to the Notes for the year ended December 31, 2015.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of December 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, restricted cash, due from/to affiliates, accounts payable and accrued liabilities, and dividends payable approximate their carrying values due to the short-term nature of these instruments. The Company’s financial instrument for which it is practicable to estimate fair value is the Notes payable to investors in the Private Offering, as defined in “Note 6.” The carrying value and fair value of the Notes were as follows:

	As of December 31, 2017		As of December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Notes payable to stockholders	$375,400	$375,400	$375,400	$375,400
The fair value of the Notes is estimated based on the Company’s estimate of current market interest rates over a comparable term for similar instruments. The Notes are classified as Level 3 due to the unobservable nature of the inputs.
6. STOCKHOLDERS' EQUITY
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
On July 3, 2017, the SEC declared the Company’s amended registration statement effective. Pursuant to this amended registration statement, the Company is offering for sale up to $1,500,000,000 in shares of common stock in any combination of Class T shares, Class W shares and Class I shares, and up to $500,000,000 in shares under the Company’s distribution reinvestment plan in any combination of Class T shares, Class W shares and Class I shares. The Company is offering shares of its common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of the Company’s common stock most recently disclosed. Until the Company initially determines an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of the Company’s common stock are being offered in its primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. The Company will determine the NAV on a monthly basis and the Company expects the initial determination will be as of a date no later than June 30, 2018. Thereafter, the offering price per share for each class of its common stock will vary. Shares issued pursuant to the Company’s distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. The Company may update a previously disclosed transaction price in cases where the Company believes there has been a material change (positive or negative) to the Company’s NAV per share relative to the most recently disclosed monthly NAV per share.
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
The Company is offering to sell its common stock in any combination of the share classes with an aggregate dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Black Creek Capital Markets, LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Initial Public Offering. The Initial

Public Offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the Initial Public Offering, but will use its best efforts to sell the shares of common stock. The Initial Public Offering is a continuous offering that is expected to end no later than February 18, 2019, unless extended by the Company’s board of directors in accordance with federal securities laws.
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
The Company raised $500,000 from the Private Offering, which included the issuance of common stock and the Notes. Of this aggregate amount, the Company deposited $481,410 with a third-party escrow agent. This deposit was made pursuant to an escrow agreement the Company entered into in connection with the issuance of the Notes. The funds were held in escrow as security for the repayment of the Notes and are equal to the amount necessary to repay the principal of the Notes, two semi-annual interest payments and the pre-payment premiums that would apply if the Notes were prepaid up to 18 months after issuance. The third-party escrow agent released the escrowed funds to the Company in January 2018 after the Company had raised at least $10,000,000 in the Initial Public Offering from investors unaffiliated with the Company.
Summary of the Public and Private Offerings
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and the distribution reinvestment plan (“DRIP”)) and its Private Offering, as of December 31, 2017, is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$10,137,589	$—	$2,000,000	$—	$12,137,589
DRIP (2)	10,519	—	42,281	—	52,800
Private offering (3)	62,300	—	62,300	375,400	500,000
Total offering	$10,210,408	$—	$2,104,581	$375,400	$12,690,389

Number of shares issued:
Primary offering	968,140	—	221,349	—	1,189,489
DRIP	1,052	—	4,375	—	5,427
Private offering (3)	7,000	—	7,000	—	14,000
Stock dividends	79	6,250	2,814	—	9,143
Total offering	976,271	6,250	235,538	—	1,218,059

(1)	Amount relates to notes payable issued to investors in the Private Offering. See “Note 4” for additional details.

(2)
As of December 31, 2017, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources.

(3)	The Private Offering closed on December 1, 2016.
As of December 31, 2017, $1,987,809,611 in shares of common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T, Class W and Class I shares, including $499,947,200 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
	Shares	Shares	Shares (1)	Shares
Balance as of December 31, 2014	—	—	20,000	20,000
Issuance of common stock	—	—	—	—
Balance as of December 31, 2015	—	—	20,000	20,000
Issuance of common stock:
Primary shares	—	—	221,349	221,349
Private offering shares	7,000	—	7,000	14,000
Balance as of December 31, 2016	7,000	—	248,349	255,349
Issuance of common stock:
Primary shares	968,140	—	—	968,140
DRIP	1,052	—	4,375	5,427
Stock dividends	79	6,250	2,814	9,143
Balance as of December 31, 2017	976,271	6,250	255,538	1,238,059

(1)	In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor. See “Note 8” for additional information.
Dividends
Prior to the third quarter of 2017, cash distributions were paid on a quarterly basis and were calculated for each day the stockholder had been a stockholder of record during such quarter. Beginning with the third quarter of 2017, cash distributions have been paid on a monthly basis and are calculated as of monthly record dates. Cash distributions for stockholders who had elected to participate in the Company’s distribution reinvestment plan were reinvested into shares of the same class of the Company’s common stock as the shares to which the distributions related. In addition to the cash distributions, the Company’s board of directors authorized special daily stock dividends to all common stockholders of record as of the close of business on each day for the first, second and third quarters of 2017 in an amount equal to 0.0000410959 of a share of common stock on each outstanding share of common stock. These special stock dividends were issued as additional shares of the same class of the Company’s common stock as the shares to which the stock dividends related. The special stock dividends were issued and recorded in our stockholder records on the first business day of the calendar month immediately following the last day of the applicable calendar quarter. Stock dividends for each stockholder were calculated for each day the stockholder had been a stockholder of record during such quarter. In addition to the special stock dividends, the Company’s board of directors authorized the issuance of a stock dividend to all holders of Class T shares, whereby each Class T shareholder of record as of the close of business on September 29, 2017 received 50 Class W shares. This stock dividend was issued following the close of business on October 2, 2017. The Company refers to cash distributions and stock dividends collectively as dividends.

Cash Distributions. The following table summarizes the Company’s quarterly cash distribution activity on a quarterly basis (including distributions reinvested in shares of the Company’s common stock):

	Amount
	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2017
December 31	$0.13625	$45,868	$43,601	$12,000	$101,469
September 30	0.13625	24,459	10,986	—	35,445
June 30	0.12950	23,162	10,216	—	33,378
March 31	0.12950	23,076	10,040	—	33,116
Total		$116,565	$74,843	$12,000	$203,408

2016
December 31 (4)	$0.12950	$7,517	$3,604	$—	$11,121

(1)
Amounts reflect the distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. As noted above, commencing with the third quarter of 2017, distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock were reduced by the respective distribution fees that were payable with respect to such Class T shares and Class W shares.

(2)
Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Initial Public Offering only. Refer to “Note 8” for further detail regarding distribution fees.

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

Redemptions
Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock, regardless of share class, for cash at a price equal to the transaction price in effect as of the last calendar day of that month, except that shares of the Company’s common stock that have not been outstanding for at least one year will be redeemed at 95.0% of the transaction price and Class T shares that have been outstanding for at least one year but less than two years will be redeemed at 97.5% of the transaction price. The “transaction price” generally will be equal to the NAV per share of the Company’s common stock most recently disclosed by the Company. Redemptions are limited by the Company in accordance with a monthly and quarterly cap. While the Company is not obligated to redeem shares of its common stock under its share redemption program, it intends to redeem shares under its share redemption program on a monthly basis. However, the Company’s board of directors may determine from time to time to adjust the timing of redemptions or suspend, terminate or otherwise modify the Company’s share redemption program.
As of December 31, 2017, the Company had not redeemed any shares of its common stock and had not received any requests for redemptions.
7. INCOME TAXES
The Company has concluded there were no uncertain tax positions as of December 31, 2017, 2016 and 2015. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2014.
Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of the Company’s 2017 distributions was:

For the Year Ended
December 31, 2017
Ordinary income	—%
Non-taxable return of capital	100.0
Long-term capital gain	—
Total distribution	100.0%
As distributions were not paid until January 2017, there was no taxability of the Company’s distributions for the years ended 2016 or 2015.
8. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the fifth amended and restated advisory agreement, dated March 5, 2018 (the “Advisory Agreement”), by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends July 1, 2018, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the second amended and restated dealer manager agreement, effective as of July 1, 2017 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. BCI IV Advisors Group LLC, the sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by Messrs. Blumberg, Mulvihill and Zucker and/or their affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by Messrs. Blumberg, Mulvihill and/or Zucker and/or their affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial Public Offering and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, the Property Manager and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, the amended and restated management agreement between the Company and the Property Manager, and the third amended and restated limited partnership agreement of the Operating Partnership, and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.
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

Fixed Component
% of aggregate cost of real property assets located in the U.S. (per annum)	0.80%
% of aggregate cost of real property assets located outside the U.S. (per annum)	1.20%
% of aggregate cost or investment of any interest in any other real estate-related entity or debt investment or other investment (per annum)	0.80%
% of total consideration paid in connection with the disposition of real property or a liquidity event involving gross market capitalization of the Company upon occurrence of a listing	1.00%
The performance component of the advisory fee, which generally will be paid to the Sponsor in its capacity as holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance based amount in the form of an allocation and distribution. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, all or a portion of this amount will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement.
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
The performance component of the advisory fee (a) will not be calculated, accrued or paid with respect to any year in which the Company has not determined an initial NAV per share in accordance with the Company’s valuation procedures, (b) will begin to be calculated and accrued from and after the Company’s determination of the initial NAV per share, and (c) will be calculated for the entirety of the year in which the initial NAV per share is determined, using a beginning NAV per share of $10.00 as of January 1st. As of December 31, 2017, no advisory fees had been incurred. As of December 31, 2017, no advisory fees had been incurred.
Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market based percentage of the annual gross revenues of each real property owned by the Company and managed by the Property Manager. Such fee is expected to range from 2.0% to 5.0% of annual gross revenues. In addition, the Company may pay the Property Manager or its affiliates a separate fee for initially leasing‑up the Company’s real properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues of the property); provided, however, that the Company will only pay a leasing fee to the Property Manager or its affiliates if the Property Manager or its affiliates provide leasing services, directly or indirectly. No property management nor leasing fees had been incurred as of December 31, 2017.
Organization and Offering Expenses. The Advisor has agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through June 30, 2018. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following June 30, 2018. Beginning July 1, 2018, the Company will reimburse the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. The Company’s total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary offering. As such, the Company does not consider organization and offering expenses above that amount to be currently payable, but such amounts may become payable in the future.
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
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
				December 31, 2017	December 31, 2016
(in thousands)	2017	2016	2015
Expensed:
Organization costs (1)	$77,864	$40,000	$—	$77,591	$—
Other expense reimbursements (2)	184,598	688	—	59,416	688
Total	$262,462	$40,688	$—	$137,007	$688
Additional Paid-In Capital:
Selling commissions	$202,752	$—	$—	$—	$—
Dealer manager fees	253,440	—	—	—	—
Offering costs (1)	848,999	—	—	848,999	—
Distribution fees (3)	405,504	—	—	401,726	—
Total	$1,710,695	$—	$—	$1,250,725	$—

(1)
As of December 31, 2017, the Advisor had incurred $7,216,404 of offering costs and $117,864 of organization costs on behalf of the Company. As of December 31, 2017, the amount payable to the Advisor relating to organization and offering expenses was $926,590, of which $77,591 related to organization costs. The Company had previously reimbursed the Advisor $40,273 related to organization costs pursuant to the advisory agreement in effect through June 30, 2017.

(2)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the

Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $152,093 for the year ended December 31, 2017. Also, there were no amounts reimbursed to the Advisor for the years ended December 31, 2016 and 2015. There were also no amounts reimbursed to the Advisor for the years ended December 31, 2017, 2016 or 2015 for the salary, bonus and benefits of the principal financial officer, Thomas G. McGonagle, or principal executive officer, Dwight L. Merriman III, for services provided to the Company. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of the Company’s Advisor that the Company does not reimburse. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
The distribution fees accrue daily and are payable monthly in arrears. As of December 31, 2017, the monthly amount of distribution fees payable of $8,222 is included in dividends payable on the consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of December 31, 2017, the future estimated amounts payable of $393,504 are included in due to affiliates on the consolidated balance sheets. There were no distribution fees payable as of December 31, 2016.

Transactions with Affiliates
In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor at a price of $10.00 per share. Additionally, the Operating Partnership issued 20,000 OP Units to the Company in exchange for $200,000. The Operating Partnership also issued 100 Special Units to the Sponsor for consideration of $1,000. The Special Units are classified as noncontrolling interests.
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
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $1,884,430. No amounts had been reimbursed to the Advisor by the Company as of December 31, 2017.

	For the Year Ended December 31,
	2017	2016	2015
Fees deferred	$—	$—	$—
Other expenses supported	1,734,931	149,499	—
Total expense support from Advisor (1)	$1,734,931	$149,499	$—

(1)	As of December 31, 2017 and 2016, $196,118 and $149,499, respectively, of expense support was payable to the Company by the Advisor.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Interest paid	$83,649	$13,209	$—
Dividends payable	56,227	11,121	—
Future estimated distribution fees payable	393,504	—	—
Distributions reinvested in common stock	52,800	—	—
Accrued offering costs due to the Advisor	926,590	—	—
Offering proceeds due from transfer agent	1,496	—	—

Restricted Cash
As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the Notes issued pursuant to the Private Offering. See “Note 4” for further information on the Notes, and “Note 6” for further information on the Private Offering. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
	2017	2016	2015
Beginning of period:
Cash and cash equivalents	$1,639,961	$201,000	$201,000
Restricted cash	481,410	—	—
Cash, cash equivalents and restricted cash	$2,121,371	$201,000	$201,000
End of period:
Cash and cash equivalents	$10,565,337	$1,639,961	$201,000
Restricted cash	481,410	481,410	—
Cash, cash equivalents and restricted cash	$11,046,747	$2,121,371	$201,000
10. NONCONTROLLING INTERESTS
Special Units
In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The Sponsor in its capacity as holder of the Special Units will be paid a performance based amount in the form of an allocation and distribution. Refer to “Note 8” for details regarding the performance component of the advisory fee. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.
11. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

12. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2017
Total revenues	$—	$—	$—	$—
Total operating expenses	$(251,928)	$(306,376)	$(377,557)	$(287,308)
Total other expenses	$(33,224)	$(33,224)	$(56,477)	$(185,710)
Expense support from the Advisor	$318,196	$372,773	$469,447	$574,515
Net income	$33,044	$33,173	$35,413	$101,497
Net income attributable to common stockholders	$33,044	$33,173	$35,413	$101,497
Net income per common share - basic and diluted (1)	$0.13	$0.13	$0.14	$0.14
Weighted-average shares outstanding	255,726	257,713	259,912	744,932

2016
Total revenues	$—	$—	$—	$—
Total operating expenses	$—	$(88,763)	$(59,375)	$(161,474)
Total other expenses	$—	$—	$—	$(15,185)
Expense support from the Advisor	$—	$—	$—	$149,499
Net loss	$—	$(88,763)	$(59,375)	$(27,160)
Net loss attributable to common stockholders	$—	$(88,763)	$(59,375)	$(27,160)
Net loss per common share - basic and diluted (1)	$—	$(4.44)	$(2.97)	$(0.27)
Weighted-average shares outstanding	20,000	20,000	20,000	99,150

(1)
Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

13. SUBSEQUENT EVENTS
Status of Offering
A summary of the Company’s Initial Public Offering (including shares sold through the primary offering and the distribution reinvestment plan (“DRIP”)) and its Private Offering, as of March 1, 2018 is as follows:

				Notes to
	Class T	Class W	Class I	Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering (2)	$28,036,420	$—	$2,015,000	$—	$30,051,420
DRIP (2)	71,714	—	49,784	—	121,498
Private offering (3)	62,300	—	62,300	375,400	500,000
Total offering	$28,170,434	$—	$2,127,084	$375,400	$30,672,918

Number of shares issued:
Primary offering	2,677,479	—	222,849	—	2,900,328
DRIP	7,171	—	5,125	—	12,296
Private offering (3)	7,000	—	7,000	—	14,000
Stock dividends	79	6,250	2,814	—	9,143
Total offering	2,691,729	6,250	237,788	—	2,935,767

(1)	Amount relates to promissory notes issued to stockholders in the Private Offering. See “Note 4” for additional details.

(2)
As of March 1, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75,000,000 have been received from all sources.

(3)	The Private Offering closed on December 1, 2016.
As of March 1, 2018, $1,969,827,082 in shares of the Company’s common stock remained available for sale pursuant to the Initial Public Offering in any combination of Class T shares, Class W shares or Class I shares, including $499,878,502 in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Ontario Industrial Center. On February 26, 2018, the Company acquired one industrial building located in the Southern California market (the “Ontario Industrial Center”). The total purchase price was $10,565,250, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
Gothard Industrial Center. On February 23, 2018, the Company entered into a purchase agreement to acquire one industrial building in the Southern California market (the “Gothard Industrial Center”). The total purchase price is expected to be $10,075,000, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $400,000 into an escrow account. The acquisition of the Gothard Industrial Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which the Company may forfeit its deposit.
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position
Dwight L. Merriman III	57	Managing Director, Chief Executive Officer and Director
Evan H. Zucker	52	Chairman and Director
Marshall M. Burton	49	Independent Director
Stanley A. Moore	79	Independent Director
John S. Hagestad	71	Independent Director
Charles B. Duke	60	Independent Director
Rajat Dhanda	49	Managing Director, President
Thomas G. McGonagle	58	Managing Director, Chief Financial Officer
Joshua J. Widoff	47	Managing Director, General Counsel and Secretary
Scott W. Recknor	50	Managing Director, Head of Asset Management
Dwight L. Merriman III has served as our Managing Director since May 2017 and as our Chief Executive Officer since November 2014. Mr. Merriman also has served as a member of our board of directors and as a member of the board of managers of the Advisor since November 2014. Mr. Merriman also currently serves as Head of Real Estate for Black Creek Group U.S. responsible for the oversight of the investment process for industrial, office, retail and multi‑family investments. Mr. Merriman also has served as the Managing Director, Chief Executive Officer of DPF and as a manager of Dividend Capital Total Advisors LLC, the advisor of DPF, since April 2017. Mr. Merriman has served as the Managing Director of IPT since April 2017 and as the Chief Executive Officer and as a member of the board of directors of IPT since January 2013. Mr. Merriman also has served as a member of the board of managers of Industrial Property Advisors LLC, the advisor to IPT, since January 2013. Mr. Merriman also served as a member of Industrial Income Trust Inc.’s (“IIT”) board of directors and as the Chief Executive Officer of IIT from March 2010 until November 2015. He has also served as a member of the board of managers of Industrial Income Advisors LLC, the former advisor to IIT, since March 2010. Mr. Merriman also has served as a member of the board of trustees of DC Industrial Liquidating Trust from September 2015 to December 2017 and as the Chief Executive Officer and also as a member of the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Merriman has over 30 years of real estate investment and development experience. Prior to joining the Company, Mr. Merriman served from September 2007 through March 2010 as a Managing Director and the Chief Investment Officer of Stockbridge Capital Group LLC (“Stockbridge”), a real estate investment management company based in San Francisco, California, which had more than $3 billion in real estate under management. While with Stockbridge, Mr. Merriman served as a member of its investment and management committees, and was responsible for coordinating the investment activities of the company. From May 2000 to September 2007, Mr. Merriman was a Managing Director of RREEF Funds (“RREEF”), a real estate investment management company, in charge of RREEF’s development and value‑added investment opportunities in North America. While at RREEF, he served on the investment committee and was involved in approving approximately $5 billion in commercial real estate transactions, and he started CalSmart, a $1.2 billion value‑added real estate investment fund with the California Public Employees’ Retirement System. Prior to joining RREEF in 2000, Mr. Merriman served for approximately five years as a Managing Director at CarrAmerica Realty Corporation, where he was responsible for the company’s acquisition, development and operations activities in Southern California and Utah. Prior to that, he spent 11 years with the Los Angeles development firm of Overton, Moore & Associates, where he was responsible for developing industrial and office property throughout Southern California. Mr. Merriman received a B.S. in Business Administration from the University of Southern California and an M.B.A. from the Anderson School at the University of California at Los Angeles. Mr. Merriman is a member of the Urban Land Institute.
We believe that Mr. Merriman’s qualifications to serve on our board of directors include his extensive real estate investment and development experience, including specifically his experience serving in leadership positions and on the investment committees of significant real estate investment funds.
Evan H. Zucker has served as the Chairman of our board of directors and as a director since November 2014. Mr. Zucker has served as the Chairman of the board of directors and as a director of IPT since January 2013. Mr. Zucker also served as President of IIT from October 2009 until his election to the board of directors of IIT as Chairman in March 2010. He served as Chairman of IIT until November 2015. Mr. Zucker has served as a manager of the Advisor since November 2014; a manager of Industrial Property Advisors LLC, the advisor to IPT, since January 2013; a manager of Industrial Income Advisors LLC, the former advisor to IIT, since October 2009; and a manager of Dividend Capital Total Advisors LLC, the advisor to DPF since

April 2005. From its inception until October 2006, Mr. Zucker was the Chief Executive Officer, President, Secretary and a Director of DCT Industrial Trust (NYSE: DCT), which listed on the NYSE in December 2006. Mr. Zucker is a principal of both Dividend Capital Group LLC and Black Creek Group LLC, a Denver based real estate investment firm which he co‑founded in 1993. Mr. Zucker has been active in real estate acquisition, development and redevelopment activities since 1989 and, as of December 31, 2016, with affiliates, has overseen directly, or indirectly through affiliated entities, the acquisition, development, redevelopment, financing and sale of real properties having combined value of approximately $16.7 billion. In 1993, Mr. Zucker co‑founded American Real Estate Investment Corp., which subsequently became Keystone Property Trust (NYSE: KTR), an industrial, office and logistics REIT that was later acquired by ProLogis Trust (NYSE: PLD) in August 2004. Mr. Zucker served as the President and as a director of American Real Estate Investment Corp. from 1993 to 1997 and as a director of Keystone Property Trust from 1997 to 1999. Mr. Zucker graduated from Stanford University with a Bachelor’s Degree in Economics.
We believe that Mr. Zucker’s qualifications to serve on our board of directors are demonstrated by his proven business acumen, including his over 20 years of experience with Black Creek Group LLC as a co‑founder of the company, his position as a principal of Dividend Capital Group LLC, and his vast experience as a leader of an advisor to real estate investment companies, including DCT Industrial Trust, DPF and American Real Estate Investment Corp. (which subsequently became Keystone Property Trust, NYSE: KTR).
Marshall M. Burton has served as an independent director on our board of directors since August 2015. Mr. Burton also has served as an independent director on the board of directors of IPT since March 2013 and of IIT from December 2009 until November 2015. Mr. Burton also has served as an independent trustee on the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Burton has more than 20 years of commercial real estate experience, including development, leasing, investment and management. In March 2014, Mr. Burton founded Confluent Holdings, L.L.C. to develop and invest in office, industrial and multi‑family projects throughout the U.S. In April 2015, Mr. Burton expanded Confluent Holdings, L.L.C. and co‑founded Confluent Development, L.L.C. in a merger with MVG, Inc., to form a diverse real estate investment and development platform with projects in various stages of development totaling $500 million. Mr. Burton is a board member and President of both MVG, Inc. and Confluent Development, L.L.C. From March 2011 to March 2014, Mr. Burton served as Senior Vice President and General Manager of Opus Development Company L.L.C., an affiliate of The Opus Group, a real estate developer (“Opus”), where he was responsible for managing operations and seeking new development opportunities in Denver, Colorado and in the western region of the U.S. Prior to joining Opus, Mr. Burton founded the Denver office of McWhinney, a real estate development company, in February 2010. As Senior Vice President of McWhinney, Mr. Burton oversaw operations for the commercial development team in the Denver metropolitan area and other strategic locations across the western U.S. Mr. Burton served as the Senior Vice President of Opus Northwest, L.L.C., a full‑service real estate developer, from May 2009 through February 2010, and previously served as Vice President from October 2002 through September 2008 and in other capacities beginning in 1996. From September 2008 through June 2009, Mr. Burton served as Executive Vice President of Opus East, L.L.C., an interim position where he was charged with restructuring and winding down operations of Opus East, L.L.C. Opus East, L.L.C. and certain of its subsidiaries voluntarily filed for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2009. Prior to joining Opus in 1996, Mr. Burton was co‑founder of Denver Capital Corporation, a multi‑bank community lending organization. Mr. Burton is a licensed Colorado Real Estate Broker and is active in many civic and real estate associations, including serving as Treasurer and President‑elect of the National Association of Industrial and Office Properties and as an executive committee member of the Urban Land Institute. Mr. Burton received his Bachelor of Science in Business Administration from the University of Denver.
We believe that Mr. Burton’s qualifications to serve on our board of directors include his over 20 years of experience overseeing the development, leasing, investment and management of commercial real estate. This experience provides a valuable perspective on the commercial real estate industry.
Stanley A. Moore has served as an independent director of our board of directors since August 2015. Mr. Moore also has served as an independent director on the board of directors of IPT since March 2013 and of IIT from February 2011 until November 2015. Mr. Moore also has served as an independent trustee on the board of trustees of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Moore is a Co‑Founder and Chairman and the former Chief Executive Officer of Overton Moore Properties (“OMP”), a leading commercial real estate development firm in Los Angeles County that develops, owns and manages office, industrial and mixed‑use space. He served as Chief Executive Officer of OMP from 1975 until January 2010 and has served as a director since 1972. Since its founding, OMP has developed and/or invested in over 30 million square feet of commercial space in California. Mr. Moore served as a member of the board of directors of The Macerich Company (NYSE: MAC), a leading owner, operator and developer of major retail properties, from 1994 through May 2015. Mr. Moore is past President of the Southern California Chapter of the National Association of Industrial and Office Parks, and is currently a board member of the Economic Resources Corporation of South Central Los Angeles. His many awards and citations include the Humanitarian of the Year awarded to him by the National Conference of Christians and Jews.

We believe that Mr. Moore’s qualifications to serve on our board of directors include his over 36 years of experience as a Chief Executive Officer of a leading commercial real estate development firm, his expertise in the areas of acquisitions, development and management of commercial real estate, and more specifically, industrial properties, his leadership experience with the National Association of Industrial and Office Parks, and his service on civic and private and public company boards.
John S. Hagestad has served as an independent director on our board of directors since August 2015. Mr. Hagestad also has served as an independent director on the board of directors of IPT since September 2015. Mr. Hagestad is Senior Managing Director and Co‑Founder of SARES • REGIS Group, a vertically integrated real estate development services company focusing on both commercial and residential real estate. Mr. Hagestad has served in this role since 1993 and is responsible for overseeing all of SARES • REGIS Group’s commercial activities which includes the development, investment and management divisions. Mr. Hagestad serves on SARES • REGIS Group’¦s Executive Management Committee which approves all property acquisitions and investment decisions and provides strategic planning for the future. During his career, Mr. Hagestad has been responsible for the acquisition and development of over 85 million square feet of commercial, office and industrial property totaling more than $6 billion in value. In 1972, he joined the Koll Company as a Vice President for project acquisition and development. Three years later he joined The Sammis Company as a founding partner responsible for all matters of finance and administration, with emphasis on lender and partner relationships. In 1990, Mr. Hagestad became President and Chief Executive Officer of the SARES Company (the successor to The Sammis Company), where he was instrumental in its merger with The Regis Group to create the SARES • REGIS Group in 1993. Mr. Hagestad is a Certified Public Accountant and holds a bachelor’s degree in Business Administration and a master’s degree in Finance from the University of Southern California. He is a past trustee of the Urban Land Institute, a member of the Marshall School of Business Board of Leaders at the University of Southern California, the UCI Center for Real Estate, The Fisher Center for Real Estate and Urban Economics at UC Berkeley and the Real Estate Roundtable. He is also on the Board of Trustees / Directors for the Cystinosis Research Foundation.
We believe that Mr. Hagestad’s qualifications to serve on our board of directors include his over 40 years of involvement in overseeing the development, acquisition and management of commercial, office and industrial real estate, in addition to his valuable accounting background. This experience provides a valuable perspective on the various facets of the real estate industry.
Charles B. Duke has served as an independent director of our board of directors since February 2016. Mr. Duke has also served as an independent director on the board of directors of IPT since March 2013 and as an independent director on the board of directors of DPF since January 2006. Mr. Duke also served as an independent director on the board of directors of IIT from December 2009 until November 2015 when IIT was sold. Mr. Duke is currently Founder and Chief Executive Officer of To‑Table Inc. (“To‑Table”), a retailer of specialty gourmet foods. Prior to founding To‑Table in November 2014, Mr. Duke was involved in the management of two ink jet cartridge remanufacturers and aftermarket suppliers. Mr. Duke served as the Executive Vice President of IJR, Inc. in Phoenix, Arizona from October 2012 to July 2014 and as Founder, President and Chief Executive Officer of Legacy Imaging, Inc., from 1996 through 2012. Mr. Duke has been active in entrepreneurial and general business activities since 1980 and has held several executive and management roles throughout his career, including Founder, President and Owner of Careyes Corporation, a private bank, registered investment advisor and a member of FINRA based in Denver, Colorado, Chief Financial Officer at Particle Measuring Systems, a global technology leader in the environmental monitoring industry based in Boulder, Colorado, and Vice President of Commercial Loans at Colorado National Bank. Mr. Duke also spent four years with Kirkpatrick Pettis, the investment banking subsidiary of Mutual of Omaha, as Vice President of Corporate Finance, involved primarily in mergers and acquisitions, financing and valuation activities. Mr. Duke graduated from Hamilton College in 1980 with a Bachelor’s Degree in Economics and English.
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
Rajat Dhanda has served as our Managing Director and President since May 2017. Mr. Dhanda also has served as the Managing Director and President of DPF since April 2017. He currently serves as President of Black Creek Group U.S. and is responsible for the oversight of distribution, marketing, product development, operations and legal functions. Prior to joining Black Creek Group, Mr. Dhanda spent 26 years at Morgan Stanley, leading key divisions of their institutional and Wealth Management platforms, while also serving on the firm’s Management and Risk Committee for his last eight years. Most recently, he was head of Investment Products and Services in Wealth Management, which was responsible for all of the products distributed by Morgan Stanley’s financial advisors. In this capacity, he worked closely with the firm’s financial advisors and third‑party asset managers to design and distribute products offering a breadth of investment solutions. In addition, as a member of the division’s Executive and Operating Committees, Mr. Dhanda worked to develop strategies for the changing regulatory environment and the opportunities that technology and data offer today in the wealth management channels. Mr. Dhanda holds a B.A. in both Business Economics, as well as Organizational Behavior & Management from Brown University.
Thomas G. McGonagle has served as our Managing Director since May 2017 and as our Chief Financial Officer since November 2014. Mr. McGonagle has served as Managing Director of IPT since April 2017, as the Chief Financial Officer of IPT since January 2013 and as the Treasurer of IPT from January 2013 to March 2014. Mr. McGonagle also has served as the Chief Financial Officer of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. McGonagle also served as the Chief Financial Officer of IIT from March 2014 until November 2015 and as the Chief Financial Officer and Treasurer of IIT from March 2010 to March 2014. Prior to joining Black Creek Group, Mr. McGonagle consulted for several different corporate clients, including as Chairman of the board of directors of Pinnacle Gas Resources, Inc., an independent energy company engaged in the acquisition, exploration and development of domestic onshore natural gas reserves (formerly listed on NASDAQ: PINN), from March 2009 until the sale of the company in January 2011. From March 2007 to December 2008, Mr. McGonagle was Senior Vice President-Corporate Development at MacDermid, Incorporated, a global, specialty chemical company (formerly listed on NYSE: MRD). Mr. McGonagle was responsible for the marketing and sale of two of MacDermid’s nine global business units, and also was instrumental in the restructuring of a European manufacturing operation. Prior to joining MacDermid, from 2003 until 2006, Mr. McGonagle was Senior Vice President and Chief Financial Officer of Vistar Corporation at the time a $3 billion food distribution company with 36 distribution and warehouse facilities located throughout the U.S. At Vistar, Mr. McGonagle was responsible for the finance department, including all accounting, reporting, tax, audit, banking and capital markets, and merger and acquisition activities. From 2001 to 2003, Mr. McGonagle was Managing Director and Co‑Head of the U.S. Merchant Banking Group at Babcock & Brown LP in New York, which focused on advising on, and acquiring and developing, large‑scale infrastructure assets and projects. Prior to joining Babcock & Brown, Mr. McGonagle was a Managing Director of the Financial Sponsors Group of Donaldson, Lufkin & Jenrette / Credit Suisse, which he joined in 1987. In this role, Mr. McGonagle was responsible for initiating and structuring numerous principal investment transactions, debt and equity securities offerings, and mergers and acquisitions across many different industries. From December 2006 until the sale of the company in July 2012, Mr. McGonagle was a director and chairman of the audit committee of Consolidated Container Company LLC, a private $750 million plastic packaging manufacturer with over 50 manufacturing facilities located throughout the U.S. Mr. McGonagle received his B.A. in Economics from Dartmouth College and M.B.A. from the Tuck School of Business at Dartmouth College.
Joshua J. Widoff has served as our Managing Director since May 2017, as our General Counsel and Secretary since November 2014 and as our Executive Vice President from November 2014 to May 2017. Mr. Widoff has served as Managing Director of IPT since April 2017, as Secretary and General Counsel of IPT since September 2012 and as Executive Vice President from September 2012 to April 2017. Mr. Widoff also has served as the Executive Vice President, Secretary and General Counsel of DC Industrial Liquidating Trust from November 2015 to December 2017. Mr. Widoff also served as Executive Vice President, Secretary and General Counsel of IIT from December 2013 until November 2015, and served as Senior Vice President, Secretary and General Counsel of IIT from May 2009 to December 2013. Mr. Widoff has served as Managing Director, General Counsel and Secretary of DPF since April 2017 and as General Counsel and Secretary of DPF since September 2007, and Executive Vice President of DPF since 2010. He has also served as a Managing Director of Black Creek Group LLC, a Denver based private equity real estate firm, since September 2007, and as Executive Vice President of Dividend Capital Group since 2010. Prior to joining DPF and Black Creek Group LLC in September 2007, Mr. Widoff was a partner from October 2002 to July 2007 at the law firm of Brownstein Hyatt Farber Schreck, P.C., where he was active in the management of the firm, serving as chairman of both the firm’s Associate and Recruiting Committees and overseeing an integrated team of attorneys and paralegals servicing clients primarily in the commercial real estate business. During more than a dozen years of private practice, he managed transactions involving the acquisition, development, leasing, financing, and disposition of various real estate assets, including vacant land, apartment and office buildings, hotels, casinos, industrial/warehouse facilities, and shopping centers. He also participated in asset and stock acquisition transactions, convertible debt financings, private offerings, and complex joint venture negotiations. Mr. Widoff served as general business counsel on a variety of contract and operational issues to a wide range of clients in diverse businesses. Mr. Widoff currently serves as a Vice‑Chair and Commissioner for the Denver Urban Renewal Authority. Mr. Widoff received his Bachelor’s Degree from Trinity University in Texas and his Juris Doctor Degree from the University of Colorado School of Law.
Scott W. Recknor has served as our Managing Director-Head of Asset Management since September 2017. Mr. Recknor also serves as Managing Director-Head of Asset Management of DPF and Managing Director-Head of Asset Management of IPT. He also served as Senior Vice President-Asset Management of IIT upon joining Black Creek Group from November 2010 until November 2015. From 2005 through October 2010, Mr. Recknor served as a Vice President for AMB Property Corporation (now ProLogis), a leading global owner, operator and developer of industrial real estate, where he was responsible for leasing, capital expenditures, budgeting and re-forecasting and property management oversight in the greater Los Angeles area. From 2001 through 2004, Mr. Recknor was a District Manager for RREEF (Real Estate Investment Managers) where he managed three offices responsible for the leasing, property management, capital expenditure and budgeting and re-forecasting for a number of separate pension fund accounts. Prior to RREEF, Mr. Recknor was the West Region Real Estate Manager for the Goodyear Tire & Rubber Company where he was responsible for all operating aspects of Goodyear's West Region real estate portfolio in six states (California, Hawaii, Nevada, Arizona, New Mexico and Texas). Prior to the Goodyear Tire & Rubber Company, Mr. Recknor was a real estate broker with The Seeley Company (now Colliers International) in the Los Angeles area. Mr. Recknor graduated from the University of California (Irvine) and has previously served on the Board of Directors for NAIOP (SoCal) and has been an affiliate member of SIOR (Los Angeles).
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics, which applies to all employees of the Advisor, and our officers and directors, including our Chief Executive Officer and our Chief Financial Officer. Additionally, our board of directors has adopted a Code of Ethics for our Chief Executive Officer and our Senior Financial Officers, including our Chief Financial Officer. Copies of the Code of Business Conduct and Ethics and the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers may be found on our website at www.bcindustrialiv.com. Our board of directors must approve any amendment to or waiver of the Code of Business Conduct and Ethics as well as the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers. We presently intend to disclose amendments and waivers, if any, of the Code of Business Conduct and Ethics or the Code of Ethics for our Chief Executive Officer and our Senior Financial Officers on our website.
ITEM 11.     EXECUTIVE COMPENSATION
Compensation of Directors
The following table sets forth information regarding compensation to our independent directors during 2017:

Name	Fees Earned or Paid in Cash (1)	Total
Marshall M. Burton	$75,000	$75,000
Stanley A. Moore	$87,500	$87,500
John S. Hagestad	$72,500	$72,500
Charles B. Duke	$92,500	$92,500

(1)	Includes fees earned or paid in 2017 for services during 2017. Fees earned during the fourth quarter of 2017 were paid in the first quarter of 2018.
We pay each of our independent directors $12,500 per quarter, plus $2,500 for each board of directors or committee meeting attended in person or by telephone. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of our board of directors or of our committees. If a director is also one of our officers, we will not pay additional compensation for services rendered as a director.
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

Compensation Committee Report
We do not currently have a compensation committee, however, our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. Our independent directors have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K (“CD&A”) with management. Based on the independent directors’ review of the CD&A and their discussions of the CD&A with management, the independent directors recommended to our board of directors, and our board of directors has approved, that the CD&A be included in this Annual Report on Form 10-K.
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
Compensation Committee Interlocks and Insider Participation
We do not currently have a compensation committee, however, we intend that our compensation committee, if formed, would be comprised entirely of independent directors. In lieu of a formal compensation committee, our independent directors perform an equivalent function. None of our independent directors served as one of our officers or employees or as an officer or employee of any of our subsidiaries during the fiscal year ended December 31, 2017, or formerly served as one of our officers or as an officer of any of our subsidiaries. In addition, during the fiscal year ended December 31, 2017, none of our executive officers served as a director or member of a compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers or directors serving as a member of our board of directors.
We do not expect that any of our executive officers will serve as a director or member of the compensation committee of any entity whose executive officers include a member of our compensation committee, if formed. We have not retained any independent compensation consultants.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The Advisor initially purchased 20,000 Class I shares of our common stock. The Sponsor has contributed $1,000 to the Operating Partnership in exchange for 100 Special Units. For so long as the Advisor serves as our advisor, the Advisor may not sell its initial investment in 20,000 shares of our common stock, and the Sponsor may not sell its Special Units.
The following table shows, as of December 31, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (i) any person who is known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, (ii) our directors, (iii) our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 518 17th Street, 17th Floor, Denver, Colorado 80202.

Name of Beneficial Owner (1)	Title	Amount and Nature of Beneficial Ownership (1)	Percent of Common Stock
BCI IV Advisors Group LLC (Sponsor) (2)	—	100 Special Units (3)	N/A
BCI IV Advisors LLC (Advisor) (2)	—	20,225 shares	1.6%
Evan H. Zucker (2)	Chairman, Director	42,455 shares	3.4%
Dwight L. Merriman III	Managing Director, CEO and Director	28,092 shares	2.3%
Marshall M. Burton	Director	—	*
Stanley A. Moore	Director	—	*
John S. Hagestad	Director	—	*
Charles B. Duke	Director	—	*
Rajat Dhanda	Managing Director, President	—
Thomas G. McGonagle	Managing Director, CFO and Treasurer	11,192 shares	*
Joshua J. Widoff	Managing Director, General Counsel and Secretary	2,364 shares	*
Scott W. Recknor	Managing Director, Head of Asset Management	5,511 shares	*
Beneficial ownership of common stock by all directors and executive officers as a group	—	109,839 shares	8.9%

*    Less than one percent

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

(2)
The Advisor and the Sponsor are presently each directly or indirectly jointly controlled by John A. Blumberg, James R. Mulvihill and Evan H. Zucker (Chairman of our board of directors) and/or their affiliates. The amount of shares indicated in the table as being owned by each of Messrs. Blumberg, Mulvihill and Zucker does not include the shares owned by the Advisor.

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
The above summary is provided to illustrate the material functions which the Advisor will perform for us as our advisor and it is not intended to include all of the services which may be provided to us by the Advisor or by third parties engaged by the Advisor
The term of the Advisory Agreement ends July 1, 2018, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The independent directors will evaluate the performance of the Advisor before renewing the Advisory Agreement. The criteria used in such evaluation will be reflected in the minutes of such meeting. The Advisory Agreement may be terminated:

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

Advisory Fee
The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to us and a fee payable to the Advisor in connection with a disposition. The following table details the fixed component of the advisory fee.

Fixed Component
% of aggregate cost of real property assets located in the U.S. (per annum)	0.80%
% of aggregate cost of real property assets located outside the U.S. (per annum)	1.20%
% of aggregate cost or investment of any interest in any other real estate-related entity or debt investment or other investment (per annum)	0.80%
% of total consideration paid in connection with the disposition of real property or a liquidity event involving gross market capitalization of the Company upon occurrence of a listing	1.00%
The performance component of the advisory fee, which generally will be paid to the Sponsor in its capacity as holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance based amount in the form of an allocation and distribution. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, all or a portion of this amount will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement.
The performance component of the advisory fee is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. “Fund Interests” means the outstanding shares of our common stock and any Operating Partnership units (the “OP Units”) held by third parties. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.
The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). Until we determine an NAV, the initial NAV will be deemed to equal $10.00 per Fund Interest. If the performance component is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement.
The performance component of the advisory fee (a) will not be calculated, accrued or paid with respect to any year in which we have not determined an initial NAV per share in accordance with our valuation procedures, (b) will begin to be calculated and accrued from and after our determination of the initial NAV per share, and (c) will be calculated for the entirety of the year in which the initial NAV per share is determined, using a beginning NAV per share of $10.00 as of January 1st. As of December 31, 2017, no advisory fees had been incurred.
Dealer Manager Agreement
We entered into the Dealer Manager Agreement with the Dealer Manager in connection with our “best efforts” follow-on offering pursuant to a Registration Statement on Form S-11 (Reg. No. 333-200594). Pursuant to the Dealer Manager Agreement, the Dealer Manager serves as the dealer manager for the Initial Public Offering, which commenced on February 18, 2016. The Dealer Manager is an affiliate of the Sponsor and a member firm of FINRA. The Dealer Manager was organized in December 2001 for the purpose of participating in and facilitating the distribution of securities of Black Creek Group affiliated entities. Under the current dealer manager agreement, the Dealer Manager provides certain sales, promotional and marketing services to us in connection with the distribution of the shares of common stock offered pursuant to our prospectus. Pursuant to the agreement, we pay the Dealer Manager a selling commission of up to 2.0% of the offering price and upfront dealer manager fees of up to 2.5% of the offering price of Class T shares. We will not pay selling commissions on Class W shares or Class I shares. In addition, we will pay a dealer manager fee to the Dealer Manager, all or a portion of which may be reallowed to unaffiliated participating broker dealers, and are equal to up to 2.5% of the offering price from the sale of Class T shares in the primary offering. We will not pay dealer manager fees on Class W shares or Class I shares. We will pay the Dealer Manager distribution fees that accrue daily and are calculated on outstanding Class T shares and Class W shares sold in the primary offering in an amount equal to 1.0% per annum and 0.5% per annum, respectively, of the NAV per Class T share or Class W share, respectively. The Dealer Manager may also receive a portion of the organization and offering expense reimbursement amounts (as described in “Note 8 to the Consolidated Financial Statements”) for non-accountable expenses and as marketing support fees. Our Dealer Manager is presently directly or indirectly majority owned by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates.
Property Management Agreement
We have entered into an amended and restated management agreement dated July 1, 2016 (the “Property Management Agreement”), with the Property Manager. We anticipate that the Property Manager may perform certain property management services for us and the Operating Partnership. The Property Manager is an affiliate of the Advisor and was organized in April 2002 to lease and manage real properties acquired by Black Creek Group affiliated entities or other third parties. We will pay the Property Manager a property management fee in an amount equal to a market based percentage of the annual gross revenues of each real property owned by us and managed by the Property Manager. Such fee is expected to range from 2.0% to 5.0% of annual gross revenues. In addition, we may pay the Property Manager a separate fee for initially leasing-up our real properties, for leasing vacant space in our real properties and for renewing or extending current leases on our real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues). In the event that the Property Manager assists a tenant with tenant improvements, a separate fee may be charged to the tenant and paid by the tenant. This fee will not exceed 5.0% of the cost of the tenant improvements. The Property Manager will only provide these services if the provision of the services does not cause any of our income from the applicable real property to be treated as other than rents from real property for purposes of the applicable REIT requirements. To date, we have not paid any fees to the Property Manager. The Property Manager is presently directly or indirectly majority owned, controlled and/or managed by Mr. Blumberg, Mr. Mulvihill and Mr. Zucker, our Chairman of the board of directors, and/or their affiliates. No property management nor leasing fees had been incurred as of December 31, 2017.
Fees from Other Services
We retain certain of the Advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting‑related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Any such arrangements will be at market rates or reimbursement of costs.
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

The following summarizes the compensation and fees, including reimbursement of expenses, that are payable by us to the Advisor:

	For the Year Ended December 31,			Payable as of
				December 31, 2017	December 31, 2016
(in thousands)	2017	2016	2015
Expensed:
Organization costs (1)	$77,864	$40,000	$—	$77,591	$—
Other expense reimbursements (2)	184,598	688	—	59,416	688
Total	$262,462	$40,688	$—	$137,007	$688
Additional Paid-In Capital:
Selling commissions	$202,752	$—	$—	$—	$—
Dealer manager fees	253,440	—	—	—	—
Offering costs (1)	848,999	—	—	848,999	—
Distribution fees (3)	405,504	—	—	401,726	—
Total	$1,710,695	$—	$—	$1,250,725	$—

(1)
As of December 31, 2017, the Advisor had paid $7,216,404 of offering costs and $117,864 of organization costs on our behalf. As of December 31, 2017, the amount payable to the Advisor relating to organization and offering expenses was $926,590, of which $77,591 related to organization costs. We had previously reimbursed the Advisor $40,273 related to organization costs pursuant to the advisory agreement in effect through June 30, 2017.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to us under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of our named executive officers, related to activities for which the Advisor does not otherwise receive a separate fee. We reimbursed the Advisor approximately $152,093 for the year ended December 31, 2017. Also, there were no amounts reimbursed to the Advisor for the years ended December 31, 2016 and 2015. There were also no amounts reimbursed to the Advisor for the years ended December 31, 2017, 2016 or 2015 for the salary, bonus and benefits of the principal financial officer, Thomas G. McGonagle, or principal executive officer, Dwight L. Merriman III, for services provided to us. The principal executive officer and principal financial officer provide services to and receive additional compensation from affiliates of our Advisor that we do not reimburse. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
The distribution fees accrue daily and are payable monthly in arrears. As of December 31, 2017, the monthly amount of distribution fees payable of $8,222 is included in dividends payable on the consolidated balance sheets. Additionally, the we accrue for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of December 31, 2017, the future estimated amounts payable of $393,504 are included in due to affiliates on the consolidated balance sheets. There were no distribution fees payable as of December 31, 2016.

Expense Support Agreement. On October 27, 2016, we entered into the Expense Support Agreement with the Operating Partnership and the Advisor. See the 2016 Form 10-K for a description of the Expense Support Agreement in effect for the six months ended June 30, 2017. Effective July 1, 2017, the Expense Support Agreement was amended and restated. Pursuant to the amended and restated Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending June 30, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Advisory Agreement, if the sum of (i) FFO as disclosed in our quarterly and annual reports, (ii) our acquisition expenses and (iii) the performance component of the advisory fee for a particular quarter (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by our board of directors for such quarter (“Baseline Distributions”). The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.
In addition, if in a given calendar quarter, the Expense Support Threshold is less than Baseline Distributions for such quarter, and the deferred fixed component of the advisory fee is not sufficient to satisfy the shortfall for such quarter, or a “Deficiency,” the Advisor will be required to fund certain of our or the Operating Partnership’s expenses in an amount equal to such Deficiency. In no event will the aggregate of the deferred fixed component of the advisory fee and the Deficiency support payments exceed $15,000,000 (the “Maximum Amount”).

Subject to certain conditions, the Advisor is entitled to reimbursement from us for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, we will not be obligated to reimburse the Advisor for any amount not reimbursed by us to the Advisor within three years after the quarter in which such reimbursable amount originated. For any quarter in which the Expense Support Threshold exceeds Baseline Distributions for that quarter, the Expense Support Agreement requires that we reimburse the Advisor in an amount equal to the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts, including any Deficiency support payments. Further, in the event that we terminate the Advisory Agreement without cause and not in connection with a liquidity event, any reimbursable amounts that have not expired or been repaid pursuant to the terms of the Expense Support Agreement will become immediately due and payable to the Advisor. Our obligation to reimburse the Advisor will be non-interest bearing.
During the term of the Expense Support Agreement, we may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay the fixed component of the advisory fee or expenses. Although the Expense Support Agreement has an effective term through June 30, 2020, the Expense Support Agreement may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ prior written notice to the Advisor. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) our delivery of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a liquidity event or (iv) the time the Advisor has deferred, waived or paid the Maximum Amount. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if we modify the calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter.
When the Expense Support Agreement terminates, the Advisor will not have an obligation to defer fees or support expenses in order to support our cash distributions. Notwithstanding the foregoing, amounts deferred or reimbursed pursuant to the Expense Support Agreement shall survive any termination or expiration and remain subject to the reimbursement terms described above without modification.
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2017, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $1,884,430. No amounts had been reimbursed by us to the Advisor.

	For the Year Ended December 31,
	2017	2016	2015
Fees deferred	$—	$—	$—
Other expenses supported	1,734,931	149,499	—
Total expense support from Advisor (1)	$1,734,931	$149,499	$—

(1)	As of December 31, 2017 and 2016, $196,118 and $149,499, respectively, of expense support was payable to the Company by the Advisor.
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
Our Conflicts Resolution Committee (the “Committee”), will resolve potential conflicts of interest whenever the members of the Committee determine that the exercise of independent judgment by our board of directors or the Advisor or its affiliates could reasonably be compromised. However, the Committee may not take any action which, under Maryland law, must be taken by the entire board or which is otherwise not within its authority. The Committee is authorized to retain its own legal and financial advisors. Those conflict of interest matters that cannot be delegated to the Committee under Maryland law must be acted upon by both our board of directors and the Committee.
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
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
During the years ended December 31, 2017 and 2016, we engaged KPMG LLP to provide us with audit services. Services provided included the audit of annual financial statements, review of unaudited quarterly financial information, review and consultation regarding filings with the Commission, and consultation on financial accounting and reporting matters.

Fees
Total fees billed by KPMG LLP for the services provided during the years ended December 31, 2017 and 2016 were $187,000 and $99,040, respectively, and consisted of the following:

	For the Year Ended December 31,
	2017	2016
Audit fees	$187,000	$99,040
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$187,000	$99,040
The Audit Committee has considered all services provided by KPMG LLP to us and concluded that this involvement is compatible with maintaining the independent registered public accounting firm’s independence.
The Audit Committee is responsible for appointing our independent registered public accounting firm and approving the terms of the independent registered public accounting firm’s services. All fees for services provided by KPMG LLP in 2017 and 2016 were pre-approved by the Audit Committee.

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

3.2
Third Amended and Restated Bylaws of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.). Incorporated by reference to Exhibit 3.2 to the Quarterly Report on form 10-Q filed with the SEC on November 9, 2017.

4.1	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Pre-Effective Amendment

4.2	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

10.1
Third Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP), dated as of March 5, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2018.

10.2
Amended and Restated Management Agreement, dated as of July 1, 2016, by and between BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and Black Creek Property Management Company LLC (formerly known as Dividend Capital Property Management LLC). Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-11 File No 333-200594 filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

10.3
Fifth Amended and Restated Advisory Agreement, dated as of March 5, 2018, by and among Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.), BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and BCI IV Advisors LLC (formerly known as ILT Advisors LLC). Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2018.

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

EXHIBIT NUMBER	DESCRIPTION
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

21.1*	List of Subsidiaries of Black Creek Industrial REIT IV Inc.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2018.

BLACK CREEK INDUSTRIAL REIT IV INC.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER	Chairman of the Board and Director	March 8, 2018
Evan H. Zucker

/S/ MARSHALL M. BURTON	Director	March 8, 2018
Marshall M. Burton

/S/ CHARLES B. DUKE	Director	March 8, 2018
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 8, 2018
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 8, 2018
Stanley A. Moore

/S/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Dwight L. Merriman III

/S/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 8, 2018
Thomas G. McGonagle

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered or made available to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver or make available to our stockholders a copy of this Annual Report on Form 10-K.