Form 10-Q
period 2018-03-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2018-05-14
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
As of May 7, 2018, there were 5,874,573 shares of the registrant’s Class T common stock, 6,250 shares of the registrant’s Class W common stock and 292,482 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$11,068	$—
Cash and cash equivalents	26,916	10,565
Restricted cash	—	481
Prepaid expenses	360	420
Due from affiliates	473	191
Debt issuance costs, net	799	887
Other assets	550	4
Total assets	$40,166	$12,548
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$390	$210
Line of credit	—	—
Notes payable to stockholders, net	365	353
Due to affiliates	4,983	1,323
Distributions payable	178	56
Other liabilities	454	—
Total liabilities	6,370	1,942
Commitments and contingencies (Note 10)
Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 3,634 and 976 shares issued and outstanding, respectively	36	10
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 6 and 6 shares issued and outstanding, respectively	—	—
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 289 and 256 shares issued and outstanding, respectively	3	2
Additional paid-in capital	34,763	10,859
Accumulated deficit	(1,007)	(266)
Total stockholders' equity	33,795	10,605
Noncontrolling interests	1	1
Total equity	33,796	10,606
Total liabilities and equity	$40,166	$12,548
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues:
Rental revenues	$93	$—
Total revenues	93	—
Operating expenses:
Rental expenses	13	—
Real estate-related depreciation and amortization	66	—
General and administrative expenses	295	252
Advisory fees, related party	14	—
Acquisition expense reimbursements, related party	741	—
Other expense reimbursements, related party	246	—
Total operating expenses	1,375	252
Operating loss	(1,282)	(252)
Other expenses:
Interest expense and other	183	33
Total other expenses	183	33
Total expenses before expense support	1,558	285
Total expense support from the Advisor	1,062	318
Net (expenses) income after expense support	(496)	33
Net (loss) income	(403)	33
Net (loss) income attributable to noncontrolling interests	—	—
Net (loss) income attributable to common stockholders	$(403)	$33
Weighted-average shares outstanding	2,961	256
Net (loss) income per common share - basic and diluted	$(0.14)	$0.13
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(403)	—	(403)
Issuance of common stock	2,691	27	28,127	—	—	28,154
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,115)	—	—	(3,115)
Trailing offering costs, consisting of distribution fees	—	—	(1,108)	66	—	(1,042)
Distributions to stockholders	—	—	—	(404)	—	(404)
Balance as of March 31, 2018	3,929	$39	$34,763	$(1,007)	$1	$33,796
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Net (loss) income	$(403)	$33
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	66	—
Straight-line rent and amortization of above- and below-market leases	(56)	—
Amortization of debt issuance costs	101	12
Changes in operating assets and liabilities:
Prepaid expenses and other assets	86	70
Accounts payable and accrued liabilities	143	58
Due from / to affiliates, net	467	(168)
Net cash provided by operating activities	404	5
Investing activities:
Real estate acquisitions	(10,587)	—
Acquisition deposits	(550)	—
Capital expenditures	(26)	—
Net cash used in investing activities	(11,163)	—
Financing activities:
Proceeds from issuance of common stock	27,466	—
Offering costs paid upon issuance of common stock	(692)	—
Distributions paid to common stockholders	(102)	(7)
Distribution fees paid	(43)	—
Net cash provided by (used in) financing activities	26,629	(7)
Net increase (decrease) in cash, cash equivalents and restricted cash	15,870	(2)
Cash, cash equivalents and restricted cash, at beginning of period	11,046	2,121
Cash, cash equivalents and restricted cash, at end of period	$26,916	$2,119
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 9, 2018 (“2017 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements, as well as result in the expensing of certain costs to negotiate and arrange lease agreements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also plans to adopt ASU 2018-01 when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. The Company’s initial analysis of its lease contracts indicates that the adoption of these standards will not have a material effect on its consolidated financial statements. The Company is still in the process of evaluating the impact of ASU 2016-02 and ASU 2018-01.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment in Real Estate Properties
Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Transaction costs associated with the acquisition of a property are capitalized as incurred and allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
The results of operations for acquired properties are included in the condensed consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real-estate related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.
Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. These costs include capitalized interest and development acquisition fees. Other than the transaction costs associated with the acquisition of a property described above, the Company does not capitalize any other costs, such as taxes, salaries or other general and administrative expenses. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.
Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building	20 to 40 years
Building and land improvements	5 to 20 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options
Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and the Company will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.
Revenue Recognition
The Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation.
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred.
In connection with property acquisitions, the Company may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets are amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities are amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.
The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

The Company recognizes gains on the disposition of real estate when the recognition criteria have been met, generally at the time control is transferred to the purchaser. The Company recognizes losses from the disposition of real estate when known to the Company.
3. ACQUISITIONS
During the three months ended March 31, 2018, the Company acquired one industrial building located in the Southern California market (the “Ontario Industrial Center”). The total purchase price of $10.6 million was allocated among land, building, and intangible lease assets and liabilities. The weighted-average amortization period for the intangible lease assets acquired in connection with this acquisition, as of the date of acquisition, was 1.1 years.
4. INVESTMENT IN REAL ESTATE
As of March 31, 2018, the Company’s investment in real estate properties consisted of one industrial building. As of December 31, 2017, the Company did not own any properties.

	As of
(in thousands)	March 31, 2018	December 31, 2017
Land	$5,226	$—
Building and improvements	5,549	—
Intangible lease assets	277	—
Construction in progress	82	—
Investment in real estate properties	11,134	—
Less accumulated depreciation and amortization	(66)	—
Net investment in real estate properties	$11,068	$—
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2018 and December 31, 2017 included the following:

	As of March 31, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$277	$(32)	$245	$—	$—	$—
Below-market lease liabilities (2)	(458)	55	(403)	—	—	—

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2018	$279
2019	123
2020	—
2021	—
2022	—
Thereafter	—
Total	$402

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase to rental revenues from above-and below-market lease assets and liabilities, and real-estate related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Increase to Rental Revenue:
Straight-line rent adjustments	$1	$—
Below-market lease amortization	55	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$34	$—
Intangible lease asset amortization	32	—
5. LINE OF CREDIT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $500.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of March 31, 2018, there were no amounts outstanding under the line of credit.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of March 31, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The Company’s financial instrument for which it is practicable to estimate fair value is the notes payable to investors in the private offering. The carrying value and fair value of the notes payable were as follows:

	As of March 31, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes payable to stockholders	$376	$376	$376	$376
The fair value of the notes payable is estimated based on the Company’s estimate of current market interest rates over a comparable term for similar instruments. The notes payable are classified as Level 3 due to the unobservable nature of the inputs.

7. STOCKHOLDERS’ EQUITY
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering (including shares sold through the primary offering and distribution reinvestment plan (“DRIP”)) and its private offering, as of March 31, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering (1)	$37,842	$—	$2,315	$—	$40,157
DRIP (1)	134	—	54	—	188
Private offering	62	—	62	376	500
Total offering	$38,038	$—	$2,431	$376	$40,845

Number of shares issued:
Primary offering	3,614	—	253	—	3,867
DRIP	13	—	6	—	19
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	3,634	6	269	—	3,909

(1)
As of March 31, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75.0 million have been received from all sources.

As of March 31, 2018, approximately $1.96 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $499.8 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding and the aggregate par value of the outstanding shares for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares (1)	Total Shares
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	2,646	—	32	2,678
DRIP	12	—	1	13
Balance as of March 31, 2018	3,634	6	289	3,929

(1)	Includes 20,000 shares of Class I common stock sold to BCI IV Advisors LLC (the “Advisor”) in November 2014.

Distributions
The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock):

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
March 31	$0.13625	$140	$198	$66	$404

2017
December 31	$0.13625	$46	$44	$12	$102
September 30	0.13625	24	11	—	35
June 30	0.12950	23	10	—	33
March 31	0.12950	23	10	—	33
Total		$116	$75	$12	$203

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

(2)
Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s initial public offering only. Refer to “Note 8” for further detail regarding distribution fees.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares.
8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
			March 31,	December 31,
(in thousands)	2018	2017	2018	2017
Expensed:
Organization costs (1)	$—	$72	$78	$78
Advisory fee	14	—	7	—
Acquisition expense reimbursements (2)	741	—	741	—
Other expense reimbursements	246	—	80	59
Total	$1,001	$72	$906	$137
Additional Paid-In Capital:
Selling commissions	$555	$—	$—	$—
Dealer manager fees	692	—	—	—
Offering costs (1)	1,868	—	2,717	849
Distribution fees (3)	1,108	—	1,466	402
Total	$4,223	$—	$4,183	$1,251

(1)	As of March 31, 2018, the Advisor had incurred $8.7 million of offering costs and $0.1 million of organization costs on behalf of the Company.

(2)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(3)
The distribution fees accrue daily and are payable monthly in arrears. As of March 31, 2018, the monthly amount of distribution fees payable of $31,000 is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for future estimated amounts payable based on the shares outstanding as of the balance sheet date. As of March 31, 2018 and December 31, 2017, the future estimated amounts payable of $1.4 million and $0.4 million, respectively, are included in due to affiliates on the condensed consolidated balance sheets.

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K for a description of the expense support agreement. As of March 31, 2018, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $2.9 million. No amounts have been reimbursed to the Advisor by the Company.

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Fees deferred	$14	$—
Other expenses supported	1,048	318
Total expense support from Advisor (1)	$1,062	$318

(1)	As of March 31, 2018, $0.5 million of expense support was payable to the Company by the Advisor.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Distributions payable	$178	$43
Future estimated distribution fees payable	1,436	—
Distributions reinvested in common stock	135	4
Accrued offering and organizational costs due to the Advisor	2,795	—
Accrued acquisition expense reimbursements due to the Advisor	741	—
Non-cash capital expenditures	53	—
Restricted Cash
As of March 31, 2018, the Company did not have any restricted cash. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which were released to the Company from escrow in January 2018. The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,565	$1,640
Restricted cash	481	481
Cash, cash equivalents and restricted cash	$11,046	$2,121
End of period:
Cash and cash equivalents	$26,916	$1,638
Restricted cash	—	481
Cash, cash equivalents and restricted cash	$26,916	$2,119
10. COMMITMENTS AND CONTINGENCIES
The Company and BCI IV Operating Partnership LP (the “Operating Partnership”) are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Environmental Matters
A majority of the properties the Company may acquire will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2018.

11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s initial public offering (including shares sold through the primary offering and distribution reinvestment plan) and its private offering, as of May 7, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering (1)	$61,102	$—	$2,348	$—	$63,450
DRIP (1)	323	—	64	—	387
Private offering	62	—	62	376	500
Total offering	$61,487	$—	$2,474	$376	$64,337

Number of shares issued:
Primary offering	5,835	—	256	—	6,091
DRIP	32	—	7	—	39
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	5,874	6	273	—	6,153

(1)
As of May 7, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75.0 million have been received from all sources.

As of May 7, 2018, approximately $1.94 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $499.6 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Pompano Industrial Center. On April 11, 2018, the Company acquired one industrial building located in the South Florida market (the “Pompano Industrial Center”). The total purchase price was $7.4 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
Gothard Industrial Center. On February 23, 2018, the Company entered into a purchase agreement to acquire one industrial building in the Southern California market (the “Gothard Industrial Center”). The total purchase price is expected to be $10.1 million, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $0.4 million into an escrow account. The acquisition of the Gothard Industrial Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which the Company may forfeit its deposit.
Ontario Distribution Center. On May 1, 2018, the Company entered into a purchase agreement to acquire one industrial building totaling approximately 0.2 million square feet (the “Ontario Distribution Center”). The total purchase price is expected to be $30.9 million, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, the Company deposited $0.6 million into an escrow account. The acquisition of the Ontario Distribution Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to the Company’s completion of due diligence and various closing conditions to be met by the parties. If the Company does not close on the acquisition, there are circumstances under which the Company may forfeit its deposit.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our initial public offering, the expected use of proceeds from our initial public offering, our reliance on the Advisor and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
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

OVERVIEW
General
Black Creek Industrial REIT IV Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.
We have registered with the SEC an initial public offering of up to $2.0 billion in shares of our common stock in any combination of Class T shares, Class W shares and Class I shares, consisting of $1.5 billion in our primary offering and up to $500.0 million in shares under our distribution reinvestment plan. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Until we initially determine an NAV per share, the transaction price will be equal to $10.00 per share. Accordingly, shares of our common stock are being offered in our primary offering at a price of $10.4712 per Class T share, $10.00 per Class W share and $10.00 per Class I share. We will determine the NAV on a monthly basis and we expect the initial determination will be as of a date no later than June 30, 2018. Thereafter, the offering price per share for each class of our common stock will vary. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.
As of March 31, 2018, we had raised gross proceeds of $40.8 million from the sale of 3.9 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. We have satisfied the minimum offering requirements in all states except for Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions totaling at least $75.0 million have been received from all sources. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of March 31, 2018, we owned and managed one building totaling 0.1 million square feet in the Southern California market. See “Subsequent Events” below for a description of our acquisition activity (including acquisitions under contract) since March 31, 2018.
We have used, and intend to continue to use, the net proceeds from our offerings primarily to make investments in real estate assets. We may use the net proceeds from our offerings to make other real estate-related investments and debt investments and to pay distributions. The number and type of properties we may acquire and debt and other investments we may make will depend upon real estate market conditions, the amount of proceeds we raise in our offerings, and other circumstances existing at the time we make our investments.
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
We expect to execute our corporate financing strategy by considering various lending sources, which may include long-term fixed rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.

RESULTS OF OPERATIONS
Results for the Three Months Ended March 31, 2018 Compared to the Same Period in 2017
The following table summarizes the changes in our results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Same store information is not provided due to the fact that the building we own was acquired during 2018 and, therefore, includes less than a full quarter of results for the three months ended March 31, 2018.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2018	2017	Change
Net operating income:
Total rental revenues	$93	$—	$93
Total rental expenses	(13)	—	(13)
Total net operating income	80	—	80
Other (expenses) income:
Real estate-related depreciation and amortization	(66)	—	(66)
General and administrative expenses	(295)	(252)	(43)
Advisory fees, related party	(14)	—	(14)
Acquisition expense reimbursements, related party	(741)	—	(741)
Other expense reimbursements, related party	(246)	—	(246)
Interest expense and other	(183)	(33)	(150)
Total expense support from the Advisor	1,062	318	744
Total other (expenses) income	(483)	33	(516)
Net (loss) income	(403)	33	(436)
Net (loss) income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common stockholders	$(403)	$33	$(436)
Weighted-average shares outstanding	2,961	256	2,705
Net (loss) income per common share - basic and diluted	$(0.14)	$0.13	$(0.27)
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent and amortization of below-market lease liabilities. Total rental revenues increased for the three months ended March 31, 2018, as compared to the same period in 2017, due to our acquisition activity during the first quarter of 2018.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased for the three months ended March 31, 2018, as compared to the same period in 2017, due to our acquisition activity during the first quarter of 2018.
Other Income and Expenses. Other income and expenses, in aggregate, increased for the three months ended March 31, 2018, as compared to the same period in 2017, due to:

•	acquisition expense reimbursements due to the Advisor as a result of us commencing our acquisition phase;

•	other expense reimbursements due to the Advisor primarily relating to compensation to individual employees of the Advisor;

•	interest expense related to the notes payable to investors in the private offering, and certain costs related to our line of credit;

•	general and administrative expenses that primarily consisted of compensation to our independent directors, and accounting and legal expenses incurred; and

•	real estate-related depreciation and amortization expense and asset management fees.
Offsetting the increases above:

•	higher expense support from the Advisor pursuant to the expense support agreement.
We had no results of operations for the three months ended March 31, 2017.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2018, GAAP net loss attributable to common stockholders was $0.4 million and NOI was $0.1 million. There was no NOI for the three months ended March 31, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2018.
Funds from Operations (“FFO”), Company-Defined Funds from Operations (“Company-defined FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO, and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor pursuant to the expense support agreement are included in determining our net income (loss), which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received expense support from the Advisor, our FFO, Company-defined FFO, and MFFO would have been lower. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and also excludes acquisition-related costs, which are characterized as expenses in determining net loss under GAAP. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
MFFO. As defined by the Institute for Portfolio Alternatives (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.
We are in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. We believe FFO, Company-defined FFO and MFFO facilitate a comparison to other REITs that have similar operating characteristics as us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.
The following unaudited table presents a reconciliation of net loss to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 12, 2014) to March 31, 2018
(in thousands, except per share data)	2018	2017
GAAP net (loss) income attributable to common stockholders	$(403)	$33	$(376)
GAAP net (loss) income per common share	$(0.14)	$0.13	$(1.08)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(403)	$33	$(376)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	66	—	66
NAREIT FFO attributable to common stockholders	$(337)	$33	$(310)
NAREIT FFO per common share	$(0.11)	$0.13	$(0.89)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(337)	$33	$(310)
Add Company-defined adjustments:
Acquisition expense reimbursements	741	—	741
Company-defined FFO attributable to common stockholders	$404	$33	$431
Company-defined FFO per common share	$0.14	$0.13	$1.23
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$404	$33	$431
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	$(56)	$—	$(56)
MFFO attributable to common stockholders	$348	$33	$375
MFFO per common share	$0.12	$0.13	$1.07
Weighted-average shares outstanding	2,961	256	349
We believe that: (i) our FFO loss of $0.3 million, or $0.11 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $0.4 million, or $0.14 per share, for the three months ended March 31, 2018; and (ii) our FFO loss of $0.3 million, or $0.89 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $0.6 million, or $0.80 per share, for the period from Inception (August 12, 2014) to March 31, 2018, are not indicative of future performance as we just initiated the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from our initial public offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities.

Our principal uses of funds will be for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our initial public offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our initial public offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows. Cash provided by operating activities of $0.4 million for the three months ended March 31, 2018 was primarily a result of expense support provided by the Advisor during the period, offset in part by general and administrative expenses and other expense reimbursements. Cash used in investing activities of $11.2 million was related to our acquisition activity during the three months ended March 31, 2018. Cash provided by financing activities of $26.6 million for the three months ended March 31, 2018 was primarily due to net proceeds from the sale of our common stock, partially offset by the cash distributions we paid to our common stockholders.
Capital Resources and Uses of Liquidity
In addition to the cash and cash equivalent balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million. We have the ability from time to time to increase the size of the credit facility by up to an additional $500.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of March 31, 2018, there were no amounts outstanding under the credit facility.
Offering Proceeds. As of March 31, 2018, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $40.8 million ($36.4 million net of direct selling costs).
Distributions. We intend to accrue and make cash distributions on a regular basis. For the three months ended March 31, 2018, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 51.0% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 49.0% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in the initial public offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the second quarter of 2018, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the second quarter of 2018, or April 30, 2018, May 31, 2018 and June 30, 2018 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the second quarter of 2018 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2018
March 31	$206	51.0%	$—	—%	$—	—%	$198	49.0%	$404

2017
December 31	$58	56.9%	$—	—%	$—	—%	$44	43.1%	$102
September 30	24	68.6	—	—	—	—	11	31.4	35
June 30	23	69.7	—	—	—	—	10	30.3	33
March 31	23	69.7	—	—	—	—	10	30.3	33
Total	$128	63.1%	$—	—%	$—	—%	$75	36.9%	$203

(1)
For the quarters ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, the Advisor provided expense support of $1.1 million, $0.6 million, $0.5 million, $0.4 million and $0.3 million, respectively. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K for a description of the expense support agreement.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our initial public offering.
Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our cash distributions.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering (including shares sold through the primary offering and distribution reinvestment plan) and the private offering, as of May 7, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering (1)	$61,102	$—	$2,348	$—	$63,450
DRIP (1)	323	—	64	—	387
Private offering	62	—	62	376	500
Total offering	$61,487	$—	$2,474	$376	$64,337

Number of shares issued:
Primary offering	5,835	—	256	—	6,091
DRIP	32	—	7	—	39
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	5,874	6	273	—	6,153

(1)
As of May 7, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states other than Pennsylvania. Subscriptions from Pennsylvania residents will not be released from escrow until subscriptions for shares totaling at least $75.0 million have been received from all sources.

As of May 7, 2018, approximately $1.94 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $499.6 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Pompano Industrial Center. On April 11, 2018, we acquired one industrial building totaling approximately 0.1 million square feet (the “Pompano Industrial Center”). The Pompano Industrial Center is located in the South Florida market and is 100% occupied by one customer with a remaining lease term of 6.8 years. The total purchase price was $7.4 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. We funded this acquisition using proceeds from the public offering.
Acquisitions Under Contract
Gothard Industrial Center. On February 23, 2018, we entered into a purchase agreement to acquire one industrial building totaling approximately 0.1 million square feet (the “Gothard Industrial Center”). The Gothard Industrial Center is located in the Southern California market and is 100% occupied by one customer with a remaining lease term of 10.0 years. The total purchase price is expected to be $10.1 million, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, we deposited $0.4 million into an escrow account. The acquisition of the Gothard Industrial Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.
Ontario Distribution Center. On May 1, 2018, we entered into a purchase agreement to acquire one industrial building totaling approximately 0.2 million square feet (the “Ontario Distribution Center”). The Ontario Distribution Center is located in the Southern California market and is 100% occupied by one customer with a remaining lease term of 5.1 years. The total purchase price is expected to be $30.9 million, exclusive of transfer taxes, due diligence expenses, acquisitions costs and other closing costs. In connection with the execution of the purchase agreement, we deposited $0.6 million into an escrow account. The acquisition of the Ontario Distribution Center is expected to close during the second quarter of 2018, but there can be no assurance the acquisition will be completed. The consummation of the acquisition is subject to our completion of due diligence and various closing conditions to be met by the parties. If we do not close on the acquisition, there are circumstances under which we may forfeit our deposit.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2017 was disclosed in our 2017 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2017 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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
Investment in Real Estate Properties
When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.
Impairment of Real Estate Properties
We review our investment in real estate properties individually whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recorded for the difference between estimated fair value of the real estate property and the carrying amount when the estimated future cash flows and the estimated liquidation value of the real estate property are less than the real estate property carrying amount. Our estimates of future cash flows and liquidation values require us to make assumptions that are subject to economic and market uncertainties including, among others, demand for space, competition for customers, changes in market rental rates, costs to operate each property, and expected ownership periods that can be difficult to predict.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2018, our debt outstanding consisted of fixed interest rate notes payable to investors in the private offering. We were not subject to any interest rate changes on our variable rate debt as we did not have any amounts outstanding under our line of credit as of March 31, 2018. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for further detail on the line of credit.
Fixed Interest Rate Debt. As of March 31, 2018, our fixed interest rate debt consisted of $0.4 million of notes payable issued pursuant to the private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of March 31, 2018, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2017 Form 10-K, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K.
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees).  This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions.
RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES
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
Because affiliates of the Sponsor and the Advisor currently sponsor and in the future may advise other investment vehicles (each, an "Investment Vehicle") with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to industrial real estate investment opportunities ("Industrial Investments"). In order to manage this potential conflict of interest, in allocating Industrial Investments among the Investment Vehicles, the Sponsor follows an allocation policy (the "Allocation Policy") which currently provides that if the Sponsor or one of its affiliates is awarded and controls an Industrial Investment that is suitable for more than one Investment Vehicle, based upon various Allocation Factors (defined below), including without limitation availability of capital, portfolio objectives, diversification goals, target investment markets, return requirements, investment timing and the Investment Vehicle's applicable approval discretion and timing, then the Industrial Investment will be allocared to Investment Vehicles on a rotational basis and will be offered to the Investment Vehicle at the top of the rotation list (that is, the Investment Vehicle that has gone the longest without being allocated an Industrial Investment). If an Investment Vehicle on the list declines the Industrial Investment, it will be rotated to the bottom of the rotation list. Exceptions may be made to the Allocation Policy for (x) transactions necessary to accommodate an exchange pursuant to Section 1031 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), or (y) characteristics of a particular Industrial Investment or Investment Vehicle, such as adjacency to an existing asset, legal, regulatory or tax concerns or benefits, portfolio balancing or other Allocation Factors listed below, which make the Industrial Investment more advantageous to one of the Investment Vehicles. In addition, the Sponsor may from time to time specify that it will not seek new allocations for more than one Investment Vehicle until certain minimum allocation levels are reached.
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a "Special Priority") with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to IPT's second build-to-core fund ("BTC II"), pursuant to which BTC II will be presented one out of every three potential development Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement). The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
"Allocation Factors" are those factors that the Sponsor maintains and updates from time to time based on review by the Sponsor's Head of Real Estate. Current examples of Allocation Factors include:

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

•	The effect of the acquisition on the applicable entity's intention not to be subject to regulation under the Investment Company Act;

•
Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Foreign Investment in Real Property Tax Act ("FIRPTA"), that may be applicable to specific investment platforms;

•	The financial attributes of the investment opportunity;

•	Availability of financing;

•	Cost of capital;

•	Ability to service any debt associated with the investment opportunity;

•	Risk return profiles;

•	Targeted distribution rates;

•	Anticipated future pipeline of suitable investments;

•	Expected holding period of the investment opportunity and the applicable entity's remaining term;

•	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;

•	Whether the applicable entity was formed for the purpose of making a particular type of investment;

•	Affiliate and/or related party considerations;

•	The anticipated cash flow of the applicable entity and the asset;

•	Tax effects of the acquisition, including on REIT or partnership qualifications;

•	The size of the investment opportunity; and

•	The amount of funds available to each program and the length of time such funds have been available for investment.
The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor's allocation policies will be timely reported to our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.
ERISA RISKS
The U.S. Department of Labor (“DOL”), has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which could adversely affect our ability to raise significant capital in this offering.
The DOL has issued a final regulation revising the definition of “fiduciary” under ERISA and the Code, which could adversely affect our ability to raise significant capital in our offering. On April 8, 2016, the DOL issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. Portions of the final regulation broadens the definition of fiduciary and is accompanied by new and revised prohibited transaction exemptions relating to investments by IRAs and benefit plans. The final regulation became effective June 9, 2017, with full implementation further delayed until January 1, 2019. In March 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, but that decision does not take effect until May 2018 and its effectiveness could be delayed further or permanently if there is an appeal, some other judicial review of the decision or other governmental action.. The final regulation could negatively impact our ability to raise capital in our offering through the sale of shares to benefit plans and IRAs, which could adversely affect our financial condition and results of operations. We may experience these negative effects if the final regulation is implemented in 2019 as well as before it is implemented, due to the uncertainty concerning how the regulation will be implemented and its impact. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this regulation and related developments.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making the initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and the initial public offering commenced the same day. The initial public offering will end on February 18, 2019, unless extended by our board of directors in accordance with federal securities laws.

The table below summarizes the gross offering proceeds raised from our initial public offering, including shares issued pursuant to our distribution reinvestment plan; the direct selling costs incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs.

(in thousands)	For the Period from Inception (August 12, 2014) to March 31, 2018
Gross offering proceeds	$40,345
Selling commissions (1)	$758
Dealer manager fees (1)	945
Offering costs	2,717
Total direct selling costs incurred related to public offering (2)	$4,420
Offering proceeds, net of direct selling costs	$35,925

(1)
The selling commissions and dealer manager fees were payable to the Dealer Manager. A substantial portion of the commissions and fees were reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

(2)
This amount excludes the distribution fees paid to the Dealer Manager, all or a portion of which are reallowed by the Dealer Manager to participating broker dealers or broker dealers servicing accounts of investors who own Class T shares or Class W shares, referred to as servicing broker dealers. The distribution fees are not paid from and do not reduce offering proceeds, but rather they reduce the distributions payable to holders of Class T shares and Class W shares.

As of March 31, 2018, we had acquired one building comprised of approximately 0.1 million square feet for a total purchase price of approximately $10.6 million.
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
The preceding summary does not purport to be a complete summary of our share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.2 to our 2017 Form 10-K.
As of March 31, 2018, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

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

10.1
Third Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated March 5, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 8, 2018.

10.2
Fifth Amended and Restated Advisory Agreement, dated March 5, 2018, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 8, 2018.

10.3
Purchase and Sale Agreement, dated January 16, 2018, by and between SA Rhombus LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

10.4
Agreement Regarding Assignment and Assumption of Purchase Agreement, dated February 23, 2018, by and between Lanic Engineering, Inc. and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

10.5
Purchase and Sale Agreement, dated March 7, 2018, by and between Arctic Partners, LTD and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed on May 14, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

May 14, 2018	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III
Managing Director, Chief Executive Officer (Principal Executive Officer)

May 14, 2018	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle
Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)