Form 10-Q
period 2018-06-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2018-08-13
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-200594

Black Creek Industrial REIT IV Inc.
(Exact name of registrant as specified in its charter)

Maryland	47-1592886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

518 Seventeenth Street, 17th Floor Denver, CO	80202
(Address of principal executive offices)	(Zip code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☒
As of August 6, 2018, there were 10,088,949 shares of the registrant’s Class T common stock, 15,561 shares of the registrant’s Class W common stock and 312,599 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$150,977	$—
Cash and cash equivalents	2,616	10,565
Restricted cash	164	481
Straight-line and tenant receivables	205	—
Prepaid expenses	309	420
Due from affiliates	457	191
Debt issuance costs related to line of credit, net of amortization	1,414	887
Other assets	26	4
Total assets	$156,168	$12,548
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$771	$210
Line of credit	78,500	—
Notes payable to stockholders, net of debt issuance costs	376	353
Due to affiliates	7,466	929
Distributions payable	340	56
Distribution fees payable to affiliates	2,765	394
Other liabilities	2,207	—
Total liabilities	92,425	1,942
Commitments and contingencies (Note 10)
Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 7,192 and 976 shares issued and outstanding, respectively	72	10
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 6 and 6 shares issued and outstanding, respectively	—	—
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 293 and 256 shares issued and outstanding, respectively	3	2
Additional paid-in capital	66,417	10,859
Accumulated deficit	(2,750)	(266)
Total stockholders' equity	63,742	10,605
Noncontrolling interests	1	1
Total equity	63,743	10,606
Total liabilities and equity	$156,168	$12,548
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$790	$—	$883	$—
Total revenues	790	—	883	—
Operating expenses:
Rental expenses	143	—	156	—
Real estate-related depreciation and amortization	461	—	527	—
General and administrative expenses	401	306	696	558
Advisory fees, related party	320	—	334	—
Acquisition expense reimbursements, related party	1,254	—	1,995	—
Other expense reimbursements, related party	326	—	572	—
Total operating expenses	2,905	306	4,280	558
Operating loss	(2,115)	(306)	(3,397)	(558)
Other expenses:
Interest expense and other	324	34	507	67
Total other expenses	324	34	507	67
Total expenses before expense support	3,229	340	4,787	625
Total expense support from the Advisor	1,400	373	2,462	691
Net (expenses) income after expense support	(1,829)	33	(2,325)	66
Net (loss) income	(1,039)	33	(1,442)	66
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,039)	$33	$(1,442)	$66
Weighted-average shares outstanding	6,248	258	4,614	257
Net (loss) income per common share - basic and diluted	$(0.17)	$0.13	$(0.31)	$0.26
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(1,442)	—	(1,442)
Issuance of common stock	6,253	63	65,374	—	—	65,437
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(7,231)	—	—	(7,231)
Trailing distribution fees	—	—	(2,585)	213	—	(2,372)
Distributions to stockholders	—	—	—	(1,255)	—	(1,255)
Balance as of June 30, 2018	7,491	$75	$66,417	$(2,750)	$1	$63,743
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net (loss) income	$(1,442)	$66
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	527	—
Straight-line rent and amortization of above- and below-market leases	(387)	—
Amortization of debt issuance costs	213	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	120	138
Accounts payable and accrued liabilities	512	85
Due from / to affiliates, net	1,947	(69)
Net cash provided by operating activities	1,490	245
Investing activities:
Real estate acquisitions	(148,918)	—
Capital expenditures	(180)	—
Net cash used in investing activities	(149,098)	—
Financing activities:
Proceeds from line of credit	78,500	—
Debt issuance costs paid	(717)	—
Proceeds from issuance of common stock	62,065	—
Distributions paid to common stockholders	(343)	(31)
Distribution fees paid to affiliates	(163)	—
Net cash provided by (used in) financing activities	139,342	(31)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,266)	214
Cash, cash equivalents and restricted cash, at beginning of period	11,046	2,121
Cash, cash equivalents and restricted cash, at end of period	$2,780	$2,335
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment in Real Estate Properties
We first determine whether the acquisition constitutes a business or asset acquisition. Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

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
The results of operations for acquired properties are included in the condensed consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.
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
3. REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties during the six months ended June 30, 2018:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2018 Acquisitions:
Ontario Industrial Center	2/26/2018	1	$10,595
Pompano Industrial Center	4/11/2018	1	7,423
Ontario Distribution Center	5/17/2018	1	30,758
Park 429 Logistics Center	6/7/2018	2	44,882
Pescadero Distribution Center	6/20/2018	1	45,623
Gothard Industrial Center	6/25/2018	1	10,096
Total 2018 Acquisitions		7	$149,377

(1)	Total purchase price is equal to the total consideration paid.
During the six months ended June 30, 2018, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

(in thousands)	For the Six Months Ended June 30, 2018
Land	$41,638
Building	98,155
Intangible lease assets	11,338
Above-market lease assets	131
Below-market lease liabilities	(1,885)
Total purchase price (1)	$149,377

(1)	Total purchase price is equal to the total consideration paid.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2018, as of the respective date of each acquisition, was 6.4 years.

4. INVESTMENT IN REAL ESTATE
As of June 30, 2018, the Company’s investment in real estate properties consisted of seven industrial buildings. As of December 31, 2017, the Company did not own any properties.

	As of
(in thousands)	June 30, 2018	December 31, 2017
Land	$41,638	$—
Building and improvements	98,155	—
Intangible lease assets	11,480	—
Construction in progress	231	—
Investment in real estate properties	151,504	—
Less accumulated depreciation and amortization	(527)	—
Net investment in real estate properties	$150,977	$—
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2018 and December 31, 2017 included the following:

	As of June 30, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$11,349	$(220)	$11,129	$—	$—	$—
Above-market lease assets (1)	131	(1)	130	—	—	—
Below-market lease liabilities (2)	(1,885)	198	(1,687)	—	—	—

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2018	$2,915
2019	7,164
2020	6,927
2021	7,050
2022	7,338
Thereafter	18,492
Total	$49,886

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$189	$—	$190	$—
Above-market lease amortization	(1)	—	(1)	—
Below-market lease amortization	143	—	198	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$273	$—	$307	$—
Intangible lease asset amortization	188	—	220	—
5. LINE OF CREDIT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018, the Company increased the commitment to $200.0 million. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of June 30, 2018, the Company had $78.5 million outstanding under the line of credit with an interest rate of 3.69%; the unused portion was $121.5 million, of which $14.5 million was available. As of December 31, 2017, there were no amounts outstanding under the line of credit.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of June 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$78,500	$78,500	$—	$—
Notes payable to stockholders	376	376	376	376

7. STOCKHOLDERS’ EQUITY
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of June 30, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering (1)	$74,762	$—	$2,348	$—	$77,110
DRIP (1)	448	—	70	—	518
Private offering	62	—	62	376	500
Total offering	$75,272	$—	$2,480	$376	$78,128
Number of shares issued:
Primary offering	7,140	—	256	—	7,396
DRIP	45	—	7	—	52
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	7,192	6	273	—	7,471

(1)	As of June 30, 2018, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements with respect to all states.
As of June 30, 2018, approximately $1.92 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $499.5 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the period presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares (1)	Total Shares
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	6,172	—	35	6,207
DRIP	44	—	2	46
Balance as of June 30, 2018	7,192	6	293	7,491

(1)	Includes 20,000 shares of Class I common stock sold to BCI IV Advisors LLC (the “Advisor”) in November 2014.

Distributions
The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
June 30	$0.13625	$305	$399	$147	$851
March 31	0.13625	140	198	66	404
Total	$0.27250	$445	$597	$213	$1,255
2017
December 31	$0.13625	$46	$44	$12	$102
September 30	0.13625	24	11	—	35
June 30	0.12950	23	10	—	33
March 31	0.12950	23	10	—	33
Total	$0.53150	$116	$75	$12	$203

(1)
Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Commencing with the third quarter of 2017, distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.

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

8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
					June 30, 2018	December 31, 2017
(in thousands)	2018	2017	2018	2017
Expensed:
Organization costs (1)	$—	$—	$—	$—	$78	$78
Advisory fee—fixed component	145	—	159	—	112	—
Advisory fee—performance component	175	—	175	—	175	—
Acquisition expense reimbursements (2)	1,254	—	1,995	—	1,995	—
Other expense reimbursements (3)	326	—	572	—	170	59
Total	$1,900	$—	$2,901	$—	$2,530	$137
Additional Paid-In Capital:
Selling commissions	$824	$—	$1,379	$—	$—	$—
Dealer manager fees	838	—	1,530	—	—	—
Offering costs (1)	2,454	—	4,322	—	5,171	849
Distribution fees—current (4)	147	—	213	—	59	8
Distribution fees—trailing (4)	1,330	—	2,372	—	2,765	394
Total	$5,593	$—	$9,816	$—	$7,995	$1,251

(1)	As of June 30, 2018, the Advisor had incurred $10.4 million of offering costs and $0.1 million of organization costs on behalf of the Company.

(2)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the fifth amended and restated advisory agreement, dated August 12, 2017, by and among the Company, BCI IV Operating Partnership LP (the “Operating Partnership”), and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, of the Advisor related to services for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2018, respectively, for such compensation expenses. There were no amounts reimbursed to the Advisor for the three and six months ended June 30, 2017. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(4)
The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the condensed consolidated balance sheets. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares.

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2017 Form 10-K for a description of the expense support agreement. As of June 30, 2018, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $4.3 million. No amounts have been reimbursed to the Advisor by the Company.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Fees deferred	$145	$—	$159	$—
Other expenses supported	1,255	373	2,303	691
Total expense support from Advisor (1)	$1,400	$373	$2,462	$691

(1)	As of June 30, 2018, approximately $0.6 million of expense support was payable to the Company by the Advisor and is included in due from affiliates on the condensed consolidated balance sheets.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Distributions payable	$340	$43
Distribution fees payable to affiliates	2,765	—
Distributions reinvested in common stock	465	14
Accrued offering costs due to the Advisor	5,171	—
Accrued acquisition expense reimbursements due to the Advisor	1,995	—
Non-cash capital expenditures	60	—
Non-cash selling commissions and dealer manager fees	2,908	—
Restricted Cash
As of June 30, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which were released to the Company from escrow in January 2018. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,565	$1,640
Restricted cash	481	481
Cash, cash equivalents and restricted cash	$11,046	$2,121
End of period:
Cash and cash equivalents	$2,616	$1,854
Restricted cash	164	481
Cash, cash equivalents and restricted cash	$2,780	$2,335
10. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.

Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2018.
11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan, and its private offering, as of August 6, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$104,772	$93	$2,533	$—	$107,398
DRIP	781	—	81	—	862
Private offering	62	—	62	376	500
Total offering	$105,615	$93	$2,676	$376	$108,760
Number of shares issued:
Primary offering	10,004	9	275	—	10,288
DRIP	78	—	8	—	86
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	10,089	15	293	—	10,397
As of August 6, 2018, approximately $1.89 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $499.1 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our initial public offering, the expected use of proceeds from our initial public offering, our reliance on the Advisor and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
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
We have registered with the SEC an initial public offering of up to $2.0 billion in shares of our common stock in any combination of Class T shares, Class W shares and Class I shares, consisting of $1.5 billion in our primary offering and up to $500.0 million in shares under our distribution reinvestment plan. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See “Net Asset Value” below for further detail.
As of June 30, 2018, we had raised gross proceeds of approximately $78.1 million from the sale of 7.5 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of June 30, 2018, we owned and managed seven buildings totaling 1.3 million square feet with 10 customers in four markets and a weighted-average remaining lease term (based on square feet) of 6.4 years. Our portfolio was 98.6% leased as of June 30, 2018.
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
We expect to execute our corporate financing strategy by considering various lending sources, which may include long-term fixed-rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. See our valuation procedures, incorporated by reference as Exhibit 99.1 to this Quarterly Report on Form 10-Q, for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by Altus

Group U.S. Inc. (the “Independent Valuation Firm”). All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. Generally, all of our real properties are appraised once each calendar year by third-party appraisal firms in accordance with our valuation procedures and such appraisals are reviewed by our Independent Valuation Firm. As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held by third parties (if any), and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of June 30, 2018:

(in thousands)	As of June 30, 2018
Real estate properties	$150,850
Cash and other assets, net of other liabilities	2,624
Debt obligations	(78,500)
Aggregate Fund NAV	$74,974
Total Fund Interests outstanding	7,491
The following table sets forth the NAV per Fund Interest as of June 30, 2018:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class I Shares	Class W Shares
As of June 30, 2018
Monthly NAV	$74,974	$71,978	$2,933	$63
Fund Interests outstanding	7,491	7,192	293	6
NAV Per Fund Interest	$10.0086	$10.0086	$10.0086	$10.0086
The valuation for our real estate properties as of June 30, 2018 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Rates
Exit capitalization rate	5.30%
Discount rate/internal rate of return	6.20%
In addition, the Independent Valuation Firm assumed a weighted-average holding period for our real properties of 11.2 years.
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV
Exit capitalization rate (weighted-average)	0.25% decrease	3.21%
	0.25% increase	(2.92)%
Discount rate (weighted-average)	0.25% decrease	2.20%
	0.25% increase	(2.14)%
The valuation of our debt obligations as of June 30, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the June 30, 2018 valuation was 3.69%.
A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would not have a material impact on the fair value of our debt obligations. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.54%.

RESULTS OF OPERATIONS
Results for the Three and Six Months Ended June 30, 2018 Compared to the Same Periods in 2017
The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. Same store information is not provided due to the fact that all buildings were acquired during 2018.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Net operating income:
Total rental revenues	$790	$—	$790	$883	$—	$883
Total rental expenses	(143)	—	(143)	(156)	—	(156)
Total net operating income	647	—	647	727	—	727
Other (expenses) income:
Real estate-related depreciation and amortization	(461)	—	(461)	(527)	—	(527)
General and administrative expenses	(401)	(306)	(95)	(696)	(558)	(138)
Advisory fees, related party	(320)	—	(320)	(334)	—	(334)
Acquisition expense reimbursements, related party	(1,254)	—	(1,254)	(1,995)	—	(1,995)
Other expense reimbursements, related party	(326)	—	(326)	(572)	—	(572)
Interest expense and other	(324)	(34)	(290)	(507)	(67)	(440)
Total expense support from the Advisor	1,400	373	1,027	2,462	691	1,771
Total other (expenses) income	(1,686)	33	(1,719)	(2,169)	66	(2,235)
Net (loss) income	(1,039)	33	(1,072)	(1,442)	66	(1,508)
Net (loss) income attributable to noncontrolling interests	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,039)	$33	$(1,072)	$(1,442)	$66	$(1,508)
Weighted-average shares outstanding	6,248	258	5,990	4,614	257	4,357
Net (loss) income per common share - basic and diluted	$(0.17)	$0.13	$(0.30)	$(0.31)	$0.26	$(0.57)
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent and amortization of above- and below-market lease assets and liabilities and tenant reimbursement revenue. Total rental revenues increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due to our acquisition activity during the first and second quarters of 2018.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due to our acquisition activity during the first and second quarters of 2018.
Other Income and Expenses. Other income and expenses, in aggregate, increased for the three and six months ended June 30, 2018, as compared to the same periods in 2017, due to:

•	acquisition expense reimbursements due to the Advisor as a result of us commencing our acquisition phase in 2018;

•	real estate-related depreciation and amortization expense and advisory fees;

•	other expense reimbursements due to the Advisor primarily relating to compensation for services provided by individual employees of the Advisor;

•	interest expense primarily related to the line of credit, as well as to notes payable to investors in our private offering; and

•	general and administrative expenses that primarily consisted of compensation to our independent directors, accounting and legal expenses and other professional services incurred.
Offsetting the increases above was:

•	higher expense support from the Advisor pursuant to the expense support agreement.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2018, GAAP net loss attributable to common stockholders was $1.0 million and $1.4 million, respectively. For the three and six months ended June 30, 2018, NOI was $0.6 million and $0.7 million, respectively. There was no NOI for the three and six months ended June 30, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2018.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and also excludes acquisition-related costs and the performance component of the advisory fee, which are characterized as expenses in determining net income (loss) under GAAP. Only the performance component of the advisory fee not paid in cash is excluded. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
MFFO. As defined by the Institute for Portfolio Alternatives (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization, but includes the performance component of the advisory fee. Similar to Company-defined FFO, MFFO excludes acquisition-related costs. MFFO also excludes straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (August 12, 2014) to June 30, 2018
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net (loss) income attributable to common stockholders	$(1,039)	$33	$(1,442)	$66	$(1,414)
GAAP net (loss) income per common share	$(0.17)	$0.13	$(0.31)	$0.26	$(1.87)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(1,039)	$33	$(1,442)	$66	$(1,414)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	461	—	527	—	527
NAREIT FFO attributable to common stockholders	$(578)	$33	$(915)	$66	$(887)
NAREIT FFO per common share	$(0.09)	$0.13	$(0.20)	$0.26	$(1.17)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(578)	$33	$(915)	$66	$(887)
Add Company-defined adjustments:
Acquisition expense reimbursements	1,254	—	1,995	—	1,995
Advisory fee—performance component	175	—	175	—	175
Company-defined FFO attributable to common stockholders	$851	$33	$1,255	$66	$1,283
Company-defined FFO per common share	$0.14	$0.13	$0.27	$0.26	$1.70
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$851	$33	$1,255	$66	$1,283
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(331)	—	(387)	—	(387)
Advisory fee—performance component	(175)	—	(175)	—	(175)
MFFO attributable to common stockholders	$345	$33	$693	$66	$721
MFFO per common share	$0.06	$0.13	$0.15	$0.26	$0.95
Weighted-average shares outstanding	6,248	258	4,614	257	756
We believe that: (i) our FFO loss of $0.6 million, or $0.09 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $0.9 million, or $0.14 per share, for the three months ended June 30, 2018; (ii) our FFO loss of $0.9 million, or $0.20 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $1.3 million, or $0.27 per share, for the six months ended June 30, 2018; and (iii) our FFO loss of $0.9 million, or $1.17 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $1.5 million, or $0.93 per share, for the period from Inception (August 12, 2014) to June 30, 2018, are not indicative of future performance as we recently initiated the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from our initial public offering, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our initial public offering and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our initial public offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows. Cash provided by operating activities of $1.5 million for the six months ended June 30, 2018 was primarily a result of expense support provided by the Advisor during the period and growth in our property operations, offset in part by rental expenses and general and administrative expenses as a result of owning and managing seven buildings acquired in 2018, as well as other expense reimbursements. Cash used in investing activities of $149.1 million was related to our acquisition activity during the six months ended June 30, 2018. Cash provided by financing activities of $139.3 million for the six months ended June 30, 2018 was primarily due to our net borrowing activity under our line of credit and net proceeds from the sale of our common stock, partially offset by the cash distributions we paid to our common stockholders.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018 we increased the commitment to $200.0 million. We have the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of June 30, 2018, we had $78.5 million outstanding under the line of credit with an interest rate of 3.69%; the unused portion was $121.5 million, of which $14.5 million was available.
Offering Proceeds. As of June 30, 2018, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $78.1 million ($69.6 million net of direct selling costs).
Distributions. We intend to accrue and make cash distributions on a regular basis. For the six months ended June 30, 2018, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 52.4% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 47.6% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in the initial public offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the third quarter of 2018, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2018, or July 31, 2018, August 31, 2018 and September 30, 2018 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the third quarter of 2018 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2018
June 30	$452	53.1%	$—	—%	$—	—%	$399	46.9%	$851
March 31	206	51.0	—	—	—	—	198	49.0	404
Total	$658	52.4%	$—	—%	$—	—%	$597	47.6%	$1,255
2017
December 31	$58	56.9%	$—	—%	$—	—%	$44	43.1%	$102
September 30	24	68.6	—	—	—	—	11	31.4	35
June 30	23	69.7	—	—	—	—	10	30.3	33
March 31	23	69.7	—	—	—	—	10	30.3	33
Total	$128	63.1%	$—	—%	$—	—%	$75	36.9%	$203

(1)
For the six months ended June 30, 2018 and for the year ended December 31, 2017, the Advisor provided expense support of $2.5 million and $1.7 million, respectively. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K for a description of the expense support agreement.

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

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering, including shares sold through our primary offering and our distribution reinvestment plan, and our private offering, as of August 6, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$104,772	$93	$2,533	$—	$107,398
DRIP	781	—	81	—	862
Private offering	62	—	62	376	500
Total offering	$105,615	$93	$2,676	$376	$108,760
Number of shares issued:
Primary offering	10,004	9	275	—	10,288
DRIP	78	—	8	—	86
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	10,089	15	293	—	10,397
As of August 6, 2018, approximately $1.89 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $499.1 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2017 was disclosed in our 2017 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2017 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
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
Investment in Real Estate Properties
When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2018, our debt outstanding consisted of borrowings under our line of credit and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of June 30, 2018, our fixed interest rate debt consisted of $0.4 million of notes payable issued pursuant to our private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of June 30, 2018, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of June 30, 2018, our variable interest rate debt consisted of $78.5 million of borrowings under our line of credit. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $78.5 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2018, would change our annual interest expense by approximately $0.2 million.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
RISKS RELATED TO INVESTING IN THIS OFFERING
No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures. In addition, because we do not include organization and offering expenses and acquisition expenses for which the Advisor has agreed to defer reimbursement in our calculation of NAV, our NAV will be higher during the period of the deferral than it would otherwise be but for the deferral by the Advisor and may decrease once such deferral ends.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that you pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) incurred through December 31, 2018 in our calculation of NAV for periods through December 31, 2018, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2018. Beginning January 1, 2019, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2019 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2018 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2018. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid through December 31, 2019 which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral, and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of June 30, 2018, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $7.2 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which you may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q, for more details regarding our valuation methodologies, assumptions and procedures.
New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV and deferred reimbursements of acquisition expenses will dilute our NAV when repaid to the Advisor.
Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our valuation procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. The Advisor has agreed to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month.  The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral, and may decrease once such deferral ends.  Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of June 30, 2018, the Advisor had incurred acquisition expenses for which the Advisor had deferred reimbursement in an amount equal to $2.0 million. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to IPT’s second build-to-core fund (“BTC II”), pursuant to which BTC II will be presented one out of every three potential development Industrial Investments (subject to the terms and conditions of the BTC II partnership agreement). The Special Priority granted to BTC II will terminate on the earlier to occur of certain events described in the BTC II partnership agreement, such that it will terminate by or before May 2021. The Sponsor or its affiliates may grant additional Special Priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

(in thousands)	For the Period from Inception (August 12, 2014) to June 30, 2018
Gross offering proceeds	$77,628
Selling commissions (1)	$1,582
Dealer manager fees (1)	1,783
Offering costs	5,171
Total direct selling costs incurred related to public offering (2)	$8,536
Offering proceeds, net of direct selling costs	$69,092

(1)
The selling commissions and dealer manager fees are paid to the Dealer Manager. A substantial portion of the commissions and fees are reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

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

As of June 30, 2018, we had acquired seven buildings comprised of approximately 1.3 million square feet for a total purchase price of approximately $149.4 million.
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
As of June 30, 2018, we had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program.

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

4.1	Form of Subscription Agreement. Incorporated by reference to Appendix B to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) on April 18, 2018.

4.2
Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to Form S-11 (File No. 333-200594) filed with the SEC on July 3, 2017.

4.3	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

10.1
Amended and Restated Advisory Agreement (2018), dated June 13, 2018, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2018.

10.2
Fourth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated June 13, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2018.

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

10.6*	Purchase Agreement, dated May 1, 2018, by and between TLF (Inland Empire Distribution Center #3), LLC and BCI IV Acquisitions LLC.

10.7*	Purchase and Sale Agreement, dated May 16, 2018, by and between BPG OCOEE 1, LLC and BCI IV Acquisitions LLC.

10.8*	Purchase and Sale Agreement, dated June 4, 2018, by and between Pescadero Land Holdings, LLC and BCI IV Acquisitions LLC.

10.9
First Amendment, dated January 19, 2018, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; and Wells Fargo Bank, National Association, as Administrative Agent and as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2018.

10.10
Second Amendment and Incremental Revolving Commitment Assumption Agreement, dated June 28, 2018, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and as a lender, Bank of America, N.A., as a lender, U.S. Bank National Association, as a lender, JPMorgan Chase Bank, N.A., as a lender, and Regions Bank, N.A., as a lender. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 3, 2018.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on Jun 15, 2018.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, filed on August 13, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

August 13, 2018	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 13, 2018	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)