Form 10-Q
period 2018-09-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2018-11-08
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☒			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
As of November 5, 2018, there were 15,107,970 shares of the registrant’s Class T common stock, 137,623 shares of the registrant’s Class W common stock and 322,570 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Net investment in real estate properties	$149,990	$—
Cash and cash equivalents	13,873	10,565
Restricted cash	164	481
Straight-line and tenant receivables	800	—
Prepaid expenses	369	420
Due from affiliates	408	191
Debt issuance costs related to line of credit, net of amortization	1,311	887
Acquisition deposits	2,500	—
Other assets	33	4
Total assets	$169,448	$12,548
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,301	$210
Line of credit	46,000	—
Notes payable to stockholders, net of debt issuance costs	376	353
Due to affiliates	11,867	929
Distributions payable	554	56
Distribution fees payable to affiliates	4,471	394
Other liabilities	2,017	—
Total liabilities	66,586	1,942
Commitments and contingencies (Note 10)
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 11,823 and 976 shares issued and outstanding, respectively	118	10
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 56 and 6 shares issued and outstanding, respectively	1	—
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 313 and 256 shares issued and outstanding, respectively	3	2
Additional paid-in capital	108,195	10,859
Accumulated deficit	(5,456)	(266)
Total stockholders’ equity	102,861	10,605
Noncontrolling interests	1	1
Total equity	102,862	10,606
Total liabilities and equity	$169,448	$12,548
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues:
Rental revenues	$2,429	$—	$3,312	$—
Total revenues	2,429	—	3,312	—
Operating expenses:
Rental expenses	498	—	654	—
Real estate-related depreciation and amortization	1,271	—	1,798	—
General and administrative expenses	325	299	1,021	857
Organization expenses, related party	—	78	—	78
Advisory fees, related party	525	—	859	—
Acquisition expense reimbursements, related party	1,465	—	3,460	—
Other expense reimbursements, related party	335	—	907	—
Total operating expenses	4,419	377	8,699	935
Operating loss	(1,990)	(377)	(5,387)	(935)
Other expenses:
Interest expense and other	894	56	1,401	123
Total other expenses	894	56	1,401	123
Total expenses before expense support	5,313	433	10,100	1,058
Total expense support from the Advisor	1,354	469	3,816	1,160
Net (expenses) income after expense support	(3,959)	36	(6,284)	102
Net (loss) income	(1,530)	36	(2,972)	102
Net (loss) income attributable to noncontrolling interests	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,530)	$36	$(2,972)	$102
Weighted-average shares outstanding	10,491	260	6,594	258
Net (loss) income per common share - basic and diluted	$(0.15)	$0.14	$(0.45)	$0.39
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(2,972)	—	(2,972)
Issuance of common stock	10,954	110	114,535	—	—	114,645
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(12,652)	—	—	(12,652)
Trailing distribution fees	—	—	(4,545)	469	—	(4,076)
Redemptions of common stock	—	—	(2)	—	—	(2)
Distributions to stockholders	—	—	—	(2,687)	—	(2,687)
Balance as of September 30, 2018	12,192	$122	$108,195	$(5,456)	$1	$102,862
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net (loss) income	$(2,972)	$102
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	1,798	—
Straight-line rent and amortization of above- and below-market leases	(1,097)	—
Amortization of debt issuance costs	384	51
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4)	191
Accounts payable and accrued liabilities	901	75
Due from / to affiliates, net	3,134	(19)
Net cash provided by operating activities	2,144	400
Investing activities:
Real estate acquisitions	(148,918)	—
Acquisition deposits	(2,500)	—
Capital expenditures	(338)	—
Net cash used in investing activities	(151,756)	—
Financing activities:
Proceeds from line of credit	78,500	—
Repayments of line of credit	(32,500)	—
Debt issuance costs paid	(785)	(960)
Proceeds from issuance of common stock	108,543	—
Distributions paid to common stockholders	(774)	(70)
Distribution fees paid to affiliates	(379)	—
Redemptions of common stock	(2)	—
Net cash provided by (used in) financing activities	152,603	(1,030)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,991	(630)
Cash, cash equivalents and restricted cash, at beginning of period	11,046	2,121
Cash, cash equivalents and restricted cash, at end of period	$14,037	$1,491
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt the standard when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also plans to adopt ASU 2018-01 when it becomes effective for the Company, as of the reporting period beginning January 1, 2019, and it expects to elect the practical expedients available for implementation under the standard. The Company’s initial analysis of its lease contracts indicates that the adoption of these standards will not have a material effect on its consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Investment in Real Estate Properties
We first determine whether an acquisition constitutes a business or asset acquisition. Upon acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities based on their relative fair value. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
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
3. REAL ESTATE ACQUISITIONS
During the nine months ended September 30, 2018, the Company acquired 100% of the following properties, which were all determined to be asset acquisitions:

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
During the nine months ended September 30, 2018, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

(in thousands)	For the Nine Months Ended September 30, 2018
Land	$41,638
Building	98,155
Intangible lease assets	11,338
Above-market lease assets	131
Below-market lease liabilities	(1,885)
Total purchase price (1)	$149,377

(1)	Total purchase price is equal to the total consideration paid.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2018, as of the respective date of each acquisition, was 6.4 years.

4. INVESTMENT IN REAL ESTATE
As of September 30, 2018, the Company’s investment in real estate properties consisted of seven industrial buildings. As of December 31, 2017, the Company did not own any properties.

	As of
(in thousands)	September 30, 2018	December 31, 2017
Land	$41,638	$—
Building and improvements	98,180	—
Intangible lease assets	11,597	—
Construction in progress	380	—
Investment in real estate properties	151,795	—
Less accumulated depreciation and amortization	(1,805)	—
Net investment in real estate properties	$149,990	$—
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of September 30, 2018 and December 31, 2017 included the following:

	As of September 30, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$11,466	$(718)	$10,748	$—	$—	$—
Above-market lease assets (1)	131	(7)	124	—	—	—
Below-market lease liabilities (2)	(1,885)	379	(1,506)	—	—	—

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
Remainder of 2018	$1,618
2019	7,164
2020	6,927
2021	7,050
2022	7,338
Thereafter	18,492
Total	$48,589

Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$535	$—	$725	$—
Above-market lease amortization	(6)	—	(7)	—
Below-market lease amortization	181	—	379	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$773	$—	$1,080	$—
Intangible lease asset amortization	498	—	718	—
5. LINE OF CREDIT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018, the Company increased the commitment to $200.0 million. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of September 30, 2018, the Company had $46.0 million outstanding under the line of credit with an interest rate of 4.21%; the unused portion was $153.9 million, of which $40.0 million was available. As of December 31, 2017, there were no amounts outstanding under the line of credit.
The Company’s line of credit contains various property-level covenants, including customary affirmative and negative covenants, as well as certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of September 30, 2018.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of September 30, 2018 and December 31, 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2018		As of December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$46,000	$46,000	$—	$—
Notes payable to stockholders	376	376	376	376

7. STOCKHOLDERS’ EQUITY
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of September 30, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$122,721	$493	$2,533	$—	$125,747
DRIP	1,001	—	87	—	1,088
Private offering	62	—	62	376	500
Total offering	$123,784	$493	$2,682	$376	$127,335
Number of shares issued:
Primary offering	11,716	50	274	—	12,040
DRIP	100	—	9	—	109
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	11,823	56	293	—	12,172
As of September 30, 2018, approximately $1.87 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $498.9 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the period presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares (1)	Total Shares
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	10,748	50	53	10,851
DRIP	99	—	4	103
Redemptions	—	—	—	—
Balance as of September 30, 2018	11,823	56	313	12,192

(1)	Includes 20,000 Class I shares sold to BCI IV Advisors LLC (the “Advisor”) in November 2014.

Distributions
The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
September 30	$0.13625	$496	$681	$255	$1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.40875	$941	$1,277	$469	$2,687
2017
December 31	$0.13625	$45	$44	$12	$101
September 30	0.13625	25	11	—	36
June 30	0.12950	23	10	—	33
March 31	0.12950	23	10	—	33
Total	$0.53150	$116	$75	$12	$203

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

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
	2018	2017
Number of eligible shares redeemed	243	—
Aggregate dollar amount of shares redeemed	$2,315	$—
Average redemption price per share	$9.53	$—

8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
					September 30, 2018	December 31, 2017
(in thousands)	2018	2017	2018	2017
Expensed:
Organization costs (1)	$—	$78	$—	$78	$78	$78
Advisory fee—fixed component	299	—	458	—	100	—
Advisory fee—performance component	226	—	401	—	402	—
Acquisition expense reimbursements (2)	1,465	—	3,460	—	2,910	—
Other expense reimbursements (3)	335	—	907	—	242	59
Total	$2,325	$78	$5,226	$78	$3,732	$137
Additional Paid-In Capital:
Selling commissions	$1,129	$—	$2,508	$—	$—	$—
Dealer manager fees	1,029	—	2,559	—	—	—
Offering costs (1)	3,263	187	7,585	187	8,434	849
Distribution fees—current (4)	255	—	468	—	97	8
Distribution fees—trailing (4)	1,705	—	4,077	—	4,471	394
Total	$7,381	$187	$17,197	$187	$13,002	$1,251

(1)	As of September 30, 2018, the Advisor had incurred $12.2 million of offering costs and $0.1 million of organization costs on behalf of the Company.

(2)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated June 13, 2018, by and among the Company, BCI IV Operating Partnership LP (the “Operating Partnership”), and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2018, respectively, for such compensation expenses. There were no amounts reimbursed to the Advisor for the three and nine months ended September 30, 2017. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2017 Form 10-K for a description of the expense support agreement. As of September 30, 2018, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $5.7 million. No amounts have been reimbursed to the Advisor by the Company.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Fees deferred	$299	$—	$458	$—
Other expenses supported	1,055	469	3,358	1,160
Total expense support from Advisor (1)	$1,354	$469	$3,816	$1,160

(1)	As of September 30, 2018, approximately $0.5 million of expense support was payable to the Company by the Advisor and is included in due from affiliates on the condensed consolidated balance sheets.
9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Distributions payable	$554	$22
Distribution fees payable to affiliates	4,471	—
Distributions reinvested in common stock	1,035	31
Accrued offering costs due to the Advisor	8,434	187
Accrued acquisition expense reimbursements due to the Advisor	2,910	—
Non-cash capital expenditures	192	—
Non-cash selling commissions and dealer manager fees	5,067	—
Restricted Cash
As of September 30, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which were released to the Company from escrow in January 2018. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning of period:
Cash and cash equivalents	$10,565	$1,640
Restricted cash	481	481
Cash, cash equivalents and restricted cash	$11,046	$2,121
End of period:
Cash and cash equivalents	$13,873	$1,010
Restricted cash	164	481
Cash, cash equivalents and restricted cash	$14,037	$1,491

10. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2018.
11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan, and its private offering, as of November 5, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$157,151	$1,313	$2,614	$—	$161,078
DRIP	1,559	4	100	—	1,663
Private offering	62	—	62	376	500
Total offering	$158,772	$1,317	$2,776	$376	$163,241
Number of shares issued:
Primary offering	14,994	131	283	—	15,408
DRIP	156	—	10	—	166
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	15,157	137	303	—	15,597
As of November 5, 2018, approximately $1.84 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $498.3 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Acquisitions Under Contract
As of November 5, 2018, the Company had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $87.9 million, comprised of three industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.
Completed Acquisitions
Midway Industrial Center. On October 22, 2018, the Company acquired one industrial building located in the Baltimore/DC market (the “Midway Industrial Center”). The total purchase price was $8.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

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
As of September 30, 2018, we had raised gross proceeds of approximately $127.3 million from the sale of 12.2 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of September 30, 2018, we owned and managed seven buildings totaling 1.3 million square feet with 10 customers in four markets and a weighted-average remaining lease term (based on square feet) of 6.1 years. Our portfolio was 98.6% leased as of September 30, 2018.
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
The following table sets forth the components of Aggregate Fund NAV as of September 30, 2018:

(in thousands)	As of September 30, 2018
Real estate properties	$153,450
Cash and other assets, net of other liabilities	15,041
Debt obligations	(46,000)
Aggregate Fund NAV	$122,491
Total Fund Interests outstanding	12,192
The following table sets forth the NAV per Fund Interest as of September 30, 2018:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares
As of September 30, 2018
Monthly NAV	$122,491	$118,786	$558	$3,147
Fund Interests outstanding	12,192	11,823	56	313
NAV Per Fund Interest	$10.0469	$10.0469	$10.0469	$10.0469
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay the Dealer Manager in future periods for shares of our common stock. As of September 30, 2018, we estimated approximately $4.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.
The valuation for our real estate properties as of September 30, 2018 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Rates
Exit capitalization rate	5.30%
Discount rate / internal rate of return	6.14%
In addition, the Independent Valuation Firm assumed a weighted-average holding period for our real properties of 11.0 years.
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.24%
	0.25% increase	(2.94)%
Discount rate (weighted-average)	0.25% decrease	2.15%
	0.25% increase	(2.10)%
The valuation of our debt obligations as of September 30, 2018 was in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the September 30, 2018 valuation was 4.21%.

A change in the market interest rates used would impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would not have a material impact on the fair value of our debt obligations. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.48%.
RESULTS OF OPERATIONS
Results for the Three and Nine Months Ended September 30, 2018 Compared to the Same Periods in 2017
The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. Same store information is not provided due to the fact that all buildings were acquired during 2018.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Net operating income:
Total rental revenues	$2,429	$—	$2,429	$3,312	$—	$3,312
Total rental expenses	(498)	—	(498)	(654)	—	(654)
Total net operating income	1,931	—	1,931	2,658	—	2,658
Other (expenses) income:
Real estate-related depreciation and amortization	(1,271)	—	(1,271)	(1,798)	—	(1,798)
General and administrative expenses	(325)	(299)	(26)	(1,021)	(857)	(164)
Organization expenses, related party	—	(78)	78	—	(78)	78
Advisory fees, related party	(525)	—	(525)	(859)	—	(859)
Acquisition expense reimbursements, related party	(1,465)	—	(1,465)	(3,460)	—	(3,460)
Other expense reimbursements, related party	(335)	—	(335)	(907)	—	(907)
Interest expense and other	(894)	(56)	(838)	(1,401)	(123)	(1,278)
Total expense support from the Advisor	1,354	469	885	3,816	1,160	2,656
Total other (expenses) income	(3,461)	36	(3,497)	(5,630)	102	(5,732)
Net (loss) income	(1,530)	36	(1,566)	(2,972)	102	(3,074)
Net (loss) income attributable to noncontrolling interests	—	—	—	—	—	—
Net (loss) income attributable to common stockholders	$(1,530)	$36	$(1,566)	$(2,972)	$102	$(3,074)
Weighted-average shares outstanding	10,491	260	10,231	6,594	258	6,336
Net (loss) income per common share - basic and diluted	$(0.15)	$0.14	$(0.29)	$(0.45)	$0.39	$(0.84)
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent and amortization of above- and below-market lease assets and liabilities and tenant reimbursement revenue. Total rental revenues increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to our acquisition activity during the first three quarters of 2018.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to our acquisition activity during the first three quarters of 2018.

Other Income and Expenses. Other income and expenses, in aggregate, increased for the three and nine months ended September 30, 2018, as compared to the same periods in 2017, due to:

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
ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2018, GAAP net loss attributable to common stockholders was $1.5 million and $3.0 million, respectively. For the three and nine months ended September 30, 2018, NOI was $1.9 million and $2.7 million, respectively. There was no NOI for the three and nine months ended September 30, 2017. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2018.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From Inception (August 12, 2014) to September 30, 2018
(in thousands, except per share data)	2018	2017	2018	2017
GAAP net (loss) income attributable to common stockholders	$(1,530)	$36	$(2,972)	$102	$(2,944)
GAAP net (loss) income per common share	$(0.15)	$0.14	$(0.45)	$0.39	$(2.12)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(1,530)	$36	$(2,972)	$102	$(2,944)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	1,271	—	1,798	—	1,798
NAREIT FFO attributable to common stockholders	$(259)	$36	$(1,174)	$102	$(1,146)
NAREIT FFO per common share	$(0.02)	$0.14	$(0.18)	$0.39	$(0.82)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(259)	$36	$(1,174)	$102	$(1,146)
Add Company-defined adjustments:
Acquisition expense reimbursements	1,465	—	3,460	—	3,460
Advisory fee—performance component	226	—	401	—	401
Company-defined FFO attributable to common stockholders	$1,432	$36	$2,687	$102	$2,715
Company-defined FFO per common share	$0.14	$0.14	$0.41	$0.39	$1.95
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$1,432	$36	$2,687	$102	$2,715
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(710)	—	(1,097)	—	(1,097)
Advisory fee—performance component	(226)	—	(401)	—	(401)
MFFO attributable to common stockholders	$496	$36	$1,189	$102	$1,217
MFFO per common share	$0.05	$0.14	$0.18	$0.39	$0.87
Weighted-average shares outstanding	10,491	260	6,594	258	1,391
We believe that: (i) our FFO loss of $0.3 million, or $0.02 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $1.4 million, or $0.14 per share, for the three months ended September 30, 2018; (ii) our FFO loss of $1.2 million, or $0.18 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $2.7 million, or $0.41 per share, for the nine months ended September 30, 2018; and (iii) our FFO loss of $1.1 million, or $0.82 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $2.9 million, or $1.07 per share, for the period from Inception (August 12, 2014) to September 30, 2018, are not indicative of future performance as we recently initiated the acquisition phase of our life cycle. See “Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
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
Cash Flows. Cash provided by operating activities of $2.1 million for the nine months ended September 30, 2018 was primarily a result of expense support provided by the Advisor during the period and growth in our property operations, offset in part by interest expense and other expense reimbursements paid to the Advisor’s affiliates. Cash used in investing activities of $151.8 million was related to our acquisition activity during the nine months ended September 30, 2018. Cash provided by financing activities of $152.6 million for the nine months ended September 30, 2018 was primarily due to our net borrowing activity under our line of credit and proceeds from the issuance of our common stock, partially offset by the cash distributions paid to our common stockholders.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018 we increased the commitment to $200.0 million. We have the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of September 30, 2018, we had $46.0 million outstanding under the line of credit with an interest rate of 4.21%; the unused portion was $153.9 million, of which $40.0 million was available.
Debt Covenants. Our line of credit contains various property-level covenants, including customary affirmative and negative covenants, as well as certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all covenants as of September 30, 2018.
Offering Proceeds. As of September 30, 2018, aggregate gross proceeds raised from the public and private offerings, including proceeds raised through our distribution reinvestment plan, were $127.3 million ($113.4 million net of direct selling costs).
Distributions. We intend to accrue and make cash distributions on a regular basis. For the nine months ended September 30, 2018, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 52.5% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 47.5% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in the initial public offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2018, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2018, or October 31, 2018, November 30, 2018 and December 31, 2018 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the fourth quarter of 2018 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2018
September 30	$751	52.4%	$—	—%	$—	—%	$681	47.6%	$1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$1,410	52.5%	$—	—%	$—	—%	$1,277	47.5%	$2,687
2017
December 31	$57	56.4%	$—	—%	$—	—%	$44	43.6%	$101
September 30	25	69.4	—	—	—	—	11	30.6	36
June 30	23	69.7	—	—	—	—	10	30.3	33
March 31	23	69.7	—	—	—	—	10	30.3	33
Total	$128	63.1%	$—	—%	$—	—%	$75	36.9%	$203

(1)
For the nine months ended September 30, 2018 and for the year ended December 31, 2017, the Advisor provided expense support of $3.8 million and $1.7 million, respectively. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2017 Form 10-K for a description of the expense support agreement.

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
Redemptions. For the nine months ended September 30, 2018, we received eligible redemption requests for 243 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2,315, or an average price of $9.53 per share. We had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program for the nine months ended September 30, 2017. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering, including shares sold through our primary offering and our distribution reinvestment plan, and our private offering, as of November 5, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$157,151	$1,313	$2,614	$—	$161,078
DRIP	1,559	4	100	—	1,663
Private offering	62	—	62	376	500
Total offering	$158,772	$1,317	$2,776	$376	$163,241
Number of shares issued:
Primary offering	14,994	131	283	—	15,408
DRIP	156	—	10	—	166
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	15,157	137	303	—	15,597
As of November 5, 2018, approximately $1.84 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $498.3 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Acquisitions Under Contract
As of November 5, 2018, we had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $87.9 million, comprised of three industrial buildings totaling 0.9 million square feet with three customers. There can be no assurance that we will complete the acquisition of the properties under contract.
Completed Acquisitions
Midway Industrial Center. On October 22, 2018, we acquired one industrial building totaling approximately 0.1 million square feet (the “Midway Industrial Center”). The Midway Industrial Center is located in the Baltimore/DC market and is 100% occupied by two customers with a remaining lease term of 2.4 years. The total purchase price was $8.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs. We funded this acquisition using proceeds from the public offering and borrowings from our line of credit.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2017 was disclosed in our 2017 Form 10-K. There have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2017 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also plan to adopt ASU 2018-01 when it becomes effective for us, as of the reporting period beginning January 1, 2019, and we expect to elect the practical expedients available for implementation under the standard. Our initial analysis of our lease contracts indicates that the adoption of these standards will not have a material effect on our consolidated financial statements.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2018, our debt outstanding consisted of borrowings under our line of credit and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of September 30, 2018, our fixed interest rate debt consisted of $0.4 million of notes payable issued pursuant to our private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of September 30, 2018, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of September 30, 2018, our variable interest rate debt consisted of $46.0 million of borrowings under our line of credit. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2018, we were exposed to market risks related to fluctuations in interest rates on $46.0 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2018, would change our annual interest expense by approximately $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2017 Form 10-K, as updated in Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the period ended June 30, 2018, filed with the SEC on August 13, 2018 (the “Second Quarter 2018 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2017 Form 10-K and our Second Quarter 2018 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2017 Form 10-K and our Second Quarter 2018 10-Q, there have been no material changes to the risk factors disclosed in our 2017 Form 10-K and our Second Quarter 2018 10-Q.
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

The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority with respect to Industrial Investments or other investment opportunities. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

(in thousands)	For the Period from Inception (August 12, 2014) to September 30, 2018
Gross offering proceeds	$126,835
Selling commissions (1)	$2,711
Dealer manager fees (1)	2,812
Offering costs	8,434
Total direct selling costs incurred related to public offering (2)	$13,957
Offering proceeds, net of direct selling costs	$112,878

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

As of September 30, 2018, we had acquired seven buildings comprised of approximately 1.3 million square feet for a total purchase price of approximately $149.4 million.
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
For the nine months ended September 30, 2018, we received eligible redemption requests for 243 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2,315, or an average price of $9.53 per share. We had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program for the nine months ended September 30, 2017.
The table below summarizes the redemption activity for the three months ended September 30, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2018	—	$—	—	—
August 31, 2018	—	—	—	—
September 30, 2018	243	9.53	243	—
Total	243	$9.53	243	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under our share redemption program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

Exhibit Number	Description

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

4.3	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

10.1*	Agreement for Purchase and Sale, dated September 21, 2018, by and among US Industrial Fund II Holding, LLC, South 15 PG, LLC and BCI IV Acquisitions LLC.

10.2*	Purchase Agreement, dated October 17, 2018, by and between TI Investors of Elgin II LLC and BCI IV Acquisitions LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on Jun 15, 2018.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, filed on November 8, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statement of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

November 8, 2018	By:	/S/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 8, 2018	By:	/S/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)