Form 10-K
period 2018-12-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2019-03-06
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56032

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
Common Stock, $0.01 Par Value
(Title of Each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☒			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2018 cannot be calculated because no established market exists for the registrant’s common stock.
As of February 28, 2019, there were 25,128,546 shares of the registrant’s Class T common stock, 479,651 shares of the registrant’s Class W common stock and 437,235 shares of the registrant’s Class I common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2019.

BLACK CREEK INDUSTRIAL REIT IV INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our public offering, the expected use of net proceeds from the offering, our reliance on BCI IV Advisors LLC (the “Advisor”) and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the net proceeds raised in our public offering in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to U.S. generally accepted accounting principles (“GAAP”); and

•	Our ability to continue to qualify as a REIT.
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
We were formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although we will continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate related equity securities.
We currently operate as a REIT for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, BCI IV Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.
We have registered with the SEC an initial public offering of up to $2.0 billion in shares of our common stock in any combination of Class T shares, Class W shares and Class I shares, consisting of $1.5 billion in our primary offering and up to $500.0 million in shares under our distribution reinvestment plan. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for further detail.
As of December 31, 2018, we had raised gross proceeds of approximately $212.8 million from the sale of 20.3 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
On January 4, 2019, we filed a new registration statement for the offering of up to $2.0 billion in Class T shares, Class W shares and Class I shares of common stock, consisting of up to $1.5 billion offered in the primary offering and up to $500.0 million offered under the distribution reinvestment plan. We may reallocate amounts between the primary offering and the distribution reinvestment plan. This registration statement is not yet effective and our initial public offering will continue until the time that such registration statement becomes effective.
As of December 31, 2018, we owned and managed a real estate portfolio that included 13 industrial buildings totaling 2.7 million square feet located in eight markets throughout the U.S., with 18 customers, and was 99.3% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of 5.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements”for detail regarding our acquisition activity for the year ended December 31, 2018.
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, dated June 13, 2018 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends June 13, 2019, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our initial public offering, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

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
Investment Strategy
We will continue to focus our investment activities on and use the proceeds raised in the offerings principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Furthermore, it is anticipated that much of our portfolio will be leased to non-investment grade customers going forward. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.
The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate-related debt.
Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that may present greater risk than industrial properties. As of December 31, 2018, our portfolio was comprised entirely of industrial properties. See Item 2, “Properties,” for further detail.
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
Financing Objectives
We may use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed-rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We may source institutional or other capital through joint ventures or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

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
The market for the leasing of industrial real estate is also very competitive. We experience competition for customers from other existing assets in proximity to our buildings, as well as from proposed new developments. As a result, we may have to provide free rental periods, incur charges for tenant improvements, or offer other inducements, all of which may have an adverse impact on our results of operations.
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As we are early in the acquisition phase of our life cycle, there were seven customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 84.3% of total annualized base rent of our properties as of December 31, 2018. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
Conflicts of Interest
We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated or related entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.
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
ITEM 1A.     RISK FACTORS
RISKS RELATED TO INVESTING IN OUR PUBLIC OFFERING
We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.
We have a limited operating history and we may not be able to achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present and future.
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders do sell their shares to us, they may receive less than the price they paid.
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month (which is equal to our most recently disclosed monthly NAV per share), and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since Class T shares are sold at the transaction price plus applicable selling commissions and dealer manager fees, holders of Class T shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, holders of our common stock that have not held their shares for at least one year will be eligible for redemption at 95% of the transaction price on the redemption date and holders of Class T shares that have held their shares for at least one year but less than two years will be eligible for redemption at 97.5% of the transaction price on the redemption date, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of our common stock may receive less than the price they paid for their shares upon redemption by us.
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
In order to provide liquidity to fund redemptions, we currently intend to maintain a number of sources of aggregate liquidity including cash, cash equivalents, other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities of at least 10%, and up to 20% of our equity. In addition, we may draw down amounts under our corporate line of credit. These measures may result in lower returns to you.
Although the majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, in order to provide liquidity to fund redemptions, we currently intend to maintain, under normal operating circumstances and subject to any limitations and requirements relating to our qualification as a REIT, a number of sources of liquidity including cash, cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities (“cash-related liquidity’’) of at least 10%, and up to 20% of our equity. In addition, we may draw down amounts under our corporate line of credit, which will cover any difference between our cash-related liquidity up to at least 20% of our equity. Our allocation of a portion of our equity to liquid investments may result in lower returns than if we had invested in additional properties and using borrowings for redemptions will reduce the funds available to retire debt or acquire additional properties, which may result in reduced profitability and restrict our ability to grow our NAV.
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
A portion of the proceeds raised in our public offering is expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.
We currently expect to use a portion of the proceeds from our public offering to satisfy redemption requests with respect to our share redemption program. Using the proceeds from our public offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
Our public offering is a “blind pool” offering and stockholders will not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.
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
Our public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.
Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in our public offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. As of December 31, 2018, we had raised gross proceeds of approximately $212.8 million from the sale of approximately 20.3 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
Valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies that are used to value our properties and certain real estate‑related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc., a third-party valuation firm, (“Altus Group” or “Independent Valuation Firm”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate‑related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV will not represent the then‑current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV‑based fees we paid to the Advisor, the Sponsor and Black Creek Capital Markets, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our public offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption program, will generally be based on our estimated NAV per share once we commence monthly valuations, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.
In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Firm and the appraisers that we hire to value and appraise our real estate portfolio.
In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV, including the engagement of independent third parties such as the Independent Valuation Firm, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Firm. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend any ongoing public offering and our share redemption program.
Our NAV is not subject to GAAP, is not independently audited and involves subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.
Our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures. In addition, because we do not include organization and offering expenses and acquisition expenses for which the Advisor has agreed to defer reimbursement in our calculation of NAV for a certain period of time, our NAV will be higher during the period of the deferral and may decrease once such deferral ends.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) in our calculation of NAV for periods through December 31, 2018, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2018. Beginning January 1, 2019, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2019 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2018 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2018. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of December 31, 2018, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $17.7 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.1 to this Annual Report on Form 10-K, for more details regarding our valuation methodologies, assumptions and procedures.
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
Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our valuation procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. The Advisor has agreed to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral, and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of December 31, 2018, the Advisor had incurred acquisition expenses for which the Advisor had deferred reimbursement in an amount equal to $3.5 million. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.
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
In connection with our public offering, we incur fees and expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our public offering will be based on our NAV once we commence monthly valuations, our public offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.
In the future we intend to conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our public offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our public offering and future offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
Interest rate changes may cause volatility in our monthly NAV.
In accordance with our valuation procedures, we generally will use the fair value of our assets and liabilities to determine our monthly NAV.  The fair value of certain of our assets and liabilities may be very sensitive to interest rate changes, such as fixed-rate borrowings and interest rate hedges. As a result, changes in projected forward interest rates may cause volatility in our monthly NAV.

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
Stockholders will not have the benefit of an independent due diligence review in connection with our public offering, which increases the risk of their investment.
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
We will be required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased during our public offering or future offerings by a majority of our board of directors, including a majority of the independent directors.
Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates or related parties may increase or decrease during our public offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. For example, we recently made substantial changes to our agreements with the Advisor and the Dealer Manager. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders overall return.
We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees by the Advisor or from expense support provided by the Advisor, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.
Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to you. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to, the Expense Support Agreement (the “Expense Support Agreement”), we expect to rely on cash resulting from the deferral of the fixed component of the advisory fee and/or expense support from the Advisor to help fund our cash distributions in excess of certain thresholds defined in the Expense Support Agreement. The Expense Support Agreement has an effective term through June 30, 2020, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $15.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a Liquidity Event or (iv) the time the Advisor has deferred or paid the maximum support amount of $15.0 million. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if we modify our calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the year ended December 31, 2018, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis;

specifically, 51.9% of our total gross distributions were paid from cash provided by expense support from the Advisor and 48.1% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.
The use of the sources described above for distributions and the ultimate repayment of any liabilities incurred, as well as the payment of distributions in excess of our FFO, could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and reduce our stockholders’ overall return and adversely impact and dilute the value of their investment in shares of our common stock. To the extent distributions in excess of current and accumulated earnings and profits (i) do not exceed a stockholder’s adjusted basis in our stock, such distributions will not be taxable to a stockholder, but rather a stockholder’s adjusted basis in our stock will be reduced; and (ii) exceed a stockholder’s adjusted tax basis in our stock, such distributions will be included in income as long-term capital gain if the stockholder has held its shares for more than one year and otherwise as short-term capital gain.
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
If we internalize our management functions, the percentage of our outstanding shares of common stock owned by our other stockholders could be reduced, we could incur other significant costs associated with being self-managed, and any internalization could have other adverse effects on our business and financial condition.
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
We could suffer from delays in identifying suitable investments due to, among other factors, competition we face for real property investments from other REITs and institutional investors, as well as from certain other entities sponsored or advised by affiliates of the Sponsor, which may have greater financial resources than we do, may be able to accept more risk than we can and may possess other significant competitive advantages over us, including a lower cost of capital. Because we are conducting our public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will also depend, in part, on the amount of proceeds we have received at a given time. If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives, make distributions to our stockholders or continue to fund distributions from sources other than cash flows from operating activities. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.
We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.
We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2018, 32.5%, 18.7%, 16.8% and 15.7% of our total annualized base rent was concentrated in the Southern California, Las Vegas, Orlando and Central Valley markets, respectively. As a result of this geographic concentration, our business is dependent on the economy in these markets generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.
Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. As of December 31, 2018, our top five customers represented 59.8% of our total annualized base rent, our top ten customers represented 84.3% of our total annualized base rent and there were seven customers that individually represented more than 5.0% of our total annualized base rent. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.
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
If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of our properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.
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
As a result of this increased scrutiny and accompanying negative publicity and coverage by media outlets, FINRA may impose additional restrictions on sales practices in the independent broker dealer channel for non-traded REITs, and accordingly we may face increased difficulty in raising capital in our public offering. If we are unable to raise substantial funds in our public offering, the number and type of investments we may make will be limited, which would negatively impact our overall business plan. If we become the subject of scrutiny, even if we have complied with all applicable laws and regulations, responding to such scrutiny could be expensive, harmful to our reputation, distracting to our management and may negatively impact our ability to raise capital.
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
Certain provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.
Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:

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
These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable. Our charter and bylaws, the partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common stock or that our stockholders otherwise might believe to be in their best interests.
Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.
Limited partners in the Operating Partnership have the right to vote on certain amendments to the fourth amended and restated limited operating partnership agreement of the Operating Partnership as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.
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
We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our public offering.
Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 225.0 million classified as Class I shares, 1.2 billion classified as Class T shares and 75.0 million classified as Class W shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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
A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential customers, which could reduce overall demand for property leasing services.
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard became effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we currently have no employees). This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the MGCL to authorize the adoption of such provisions.
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
Properties that we own or acquire may incur vacancies for a significant period of time and could be difficult to sell, which could diminish the return to our stockholders.
A property may incur a vacancy either by the normal expiration of a lease or the continued default of a customer under its lease. In addition, our investments in value-add properties or other types of development properties may have significant vacancies at the time of acquisition. We may have difficulty obtaining a new customer for any vacant space we have in our real properties, including properties we acquire with vacancies. If property vacancies continue for a long period of time, we may suffer reduced revenues, which could materially and adversely affect our liquidity and NAV, or result in lower cash distributions to our stockholders. In addition, because properties’ market values depend principally upon the cash flow generated by the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce returns to our stockholders.

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
We compete with numerous other persons or entities seeking to buy or develop real estate assets and to attract customers to properties we already own, including with entities sponsored or advised by affiliates of the Sponsor, which may have a negative impact on our ability to acquire real property assets or attract customers on favorable terms, if at all, and the returns on our properties. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire or develop real estate assets or attract customers on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential customers and pressuring us to reduce our rental rates to retain existing customers or convince new customers to lease space at our properties. Similarly, the opening of new competing assets near the assets that we own may hinder our ability to renew our existing leases or to lease to new customers, because the proximity of new competitors may divert existing or new customers to such competitors. In addition, if market rental rates decline during the term of an existing lease, we may be unable to renew or find a new customer without lowering the rental rate. Each of these could adversely affect our results of operations, financial condition, value of our investments or ability to pay distributions to our stockholders.
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
If we enter into long-term leases with customers, those leases may not reflect market rental rates over time, which could adversely affect our revenues and ability to make distributions to our stockholders.
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
Certain of our lease agreements are not “triple net leases,” under which the customer undertakes to pay all the expenses of maintaining the leased property, including insurance, taxes, utilities and repairs. We may be exposed to higher maintenance, tax, and property management expenses with respect to all of our leases that are not “triple net.”

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
Our industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.
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
Our properties will be subject to real and personal property and other taxes that may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy while other leases generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable governmental authorities. If property taxes increase, our customers may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authorities may place a lien on the property and the property may be subject to a tax sale. In addition, we will generally be responsible for property taxes related to any vacant space.
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
If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from our public offering will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

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
As of December 31, 2018, we had approximately $119.0 million outstanding under our line of credit. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
Risks related to floating rate indebtedness rates could increase the amount of our debt payments and therefore negatively impact our operating results.
Borrowings under our line of credit are, and certain of our future debt debt may be, subject to the fluctuation of market interest rates such as the London Interbank Offered Rate (“LIBOR”), Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. In particular, on July 27, 2017, the Chief Executive of the U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, stated that it is the FCA’s intention that it will no longer be necessary to persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such statement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. As a result, it is possible that LIBOR will be discontinued or modified by 2021.
At this time, it is not possible to predict the effect that these developments, any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates may have on LIBOR or other benchmarks. The use of alternative reference rates or other reforms could cause the interest rates for our floating rate indebtedness to be materially higher than expected.
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
We may enter into financing arrangements that require us to use and pledge future proceeds from our public offering or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.
We assume the risk that our credit facility lenders may not honor their commitments to us.
We may enter into credit facility arrangements with lenders pursuant to which, subject to certain conditions, they commit to lend us money, provide us with letters of credit or provide other financial services to us. If we fail to comply with the covenants in such arrangements, the lenders could declare us in default, accelerate the maturities of our borrowings and refuse to make loans or provide other financial services to us. Or, if a lender becomes unable or unwilling to honor its commitments to us, we may not receive the loans and other financial services for which we we negotiated. In such a situation, a replacement lender may be difficult or impossible to find quickly or at all. If we are unable to receive loans and other financial services, our liquidity and business could be negatively impacted.

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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Jeffrey W. Taylor, Peter M. Vanderburg, J. R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.
The fees we pay to entities sponsored or advised by affiliates of our Sponsor in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s‑length basis, and therefore, we do not have the benefit of arm’s‑length negotiations of the type normally conducted between unrelated parties.
The Advisor, affiliates of the Advisor and the Dealer Manager have earned and will continue to earn fees, performance allocations, commissions and expense reimbursements from us. The fees, performance allocations, commissions and expense reimbursements paid and to be paid to the Advisor, affiliates of the Advisor and the Dealer Manager for services they provided us in connection with past offerings and in connection with our public offering were not determined on an arm’s‑length basis. As a result, the fees have been determined without the benefit of arm’s‑length negotiations of the type normally conducted between unrelated parties.

We compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire or sell investments, and for customers, which may have an adverse impact on our operations.
We compete with existing entities sponsored or advised by affiliates of the Sponsor and may compete with any such entity created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, finance or sell properties at the same time as these entities are buying, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. The only currently existing Special Priority has been granted to Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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
We have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2017 and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Greenberg Traurig, LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. We have not requested a ruling from the IRS as to our REIT status.
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
We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a ‘true lease.’ In the event that any such sale-

leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.
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
In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We believe our subsidiaries are eligible for this election, but the final determination and election will not be made until the filing of our 2018 tax returns. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). These changes may potentially (and negatively) affect the markets in which we may invest.
Prospective stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, including their potential impact on stockholders’ investment in our common stock.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 31, 2018, we owned and managed a real estate portfolio that included 13 industrial buildings totaling approximately 2.7 million square feet located in eight markets throughout the U.S., with 18 customers, and was 99.3% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 5.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2018 acquisition activity.
Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.
Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2018:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	83.6%
Light industrial	Building size of 75,000 to 150,000 square feet, single or multi-customer	16.4
		100.0%
Portfolio Overview and Market Diversification. As of December 31, 2018, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $5.02 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2018:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet	Occupied Rate (1)	Leased Rate (1)	Annualized Base Rent (2)
Central Valley	1	382	100.0%	100.0%	$2,138	15.7%
Chicago	2	386	100.0	100.0	554	4.1
D.C. / Baltimore	1	126	100.0	100.0	519	3.7
Las Vegas	1	482	100.0	100.0	2,547	18.7
Orlando	2	441	95.9	100.0	2,288	16.8
Pennsylvania	1	154	100.0	100.0	750	5.5
Southern California	4	709	100.0	100.0	4,428	32.5
South Florida	1	57	100.0	100.0	414	3.0
Total Portfolio	13	2,737	99.3%	100.0%	$13,638	100.0%

(1)
The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
Lease Terms. Our industrial properties are typically subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to 10 years, and often include renewal options.

Lease Expirations. As of December 31, 2018, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 5.6 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2018, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
2019	2	86	3.2%	$659	4.8%
2020	1	107	3.9	435	3.2
2021	2	370	13.6	2,386	17.5
2022	—	—	—	—	—
2023	6	1,218	44.8	6,475	47.5
2024	—	—	—	—	—
2025	4	376	13.8	1,859	13.6
2026	—	—	—	—	—
2027	—	—	—	—	—
Thereafter	3	562	20.7	1,824	13.4
Total occupied	18	2,719	100.0%	$13,638	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
Customer Diversification. As we are early in the acquisition phase of our life cycle, there were seven customers that individually represented more than 5.0% of total annualized base rent or total occupied square feet as of December 31, 2018. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 2.1 million square feet as of December 31, 2018:

Customer	Percent of Total Occupied Square Feet	Percent of Total Annualized Base Rent
The Kroger Co.	17.7%	18.7%
Boyd Flotation, Inc.	11.7	14.8
City Furniture, Inc.	9.0	9.5
G.P.R. Logistics LLC	9.0	8.9
Pactra USA, Inc.	6.8	7.9
Exel, Inc.	7.3	7.8
Enersys Delaware Inc.	5.6	5.5
Lanic Engineering, Inc.	2.2	3.9
Lowe's Companies, Inc.	3.3	3.7
Kramer America, Inc.	3.3	3.6
Total	75.9%	84.3%
The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2018:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
Transportation / Logistics	3	628	23.1%	$3,352	24.6%
Home Furnishings	2	564	20.8	3,315	24.3
Food & Beverage	1	482	17.7	2,546	18.7
Storage / Warehousing	4	507	18.6	1,025	7.5
Auto	2	139	5.1	970	7.1
Aerospace	1	59	2.2	532	3.9
Home Improvement	1	89	3.3	505	3.7
Electrical / Wire	1	107	3.9	435	3.2
Refrigeration	1	57	2.1	414	3.0
Post & Courier Services	1	52	1.9	363	2.7
Apparel / Clothing	1	35	1.3	181	1.3
Total	18	2,719	100.0%	$13,638	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2018, multiplied by 12.
Debt Obligations. As of December 31, 2018, we had $119.0 million outstanding under our line of credit with an interest rate of 4.10% and a maturity date of September 18, 2020, excluding extension options. See “Note 5 to the Consolidated Financial Statements” for additional information.
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
In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our initial public offering in their efforts to comply with NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For a description of the risks associated with the determination of and reliance on a net investment value or an estimated NAV per share of our common stock, see Part I, Item 1A, “Risk Factors—Risks Related to Investing in Our Public Offering.”
We commenced calculating a NAV on June 15, 2018. The following table presents the high and low NAV per share of each class of common stock for each reported quarter this year. Each class of common stock has had the same NAV.

Quarter	Low	High
2018
Second Quarter	$10.0032	$10.0086
Third Quarter	10.0113	10.0469
Fourth Quarter	10.0481	10.0571
Net Asset Value Calculation
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and the Independent Valuation Firm hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any potential changes to the NAV policies and procedures which may be recommended to our board of directors. The information reviewed by this committee is summarized for our audit committee. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides our board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
The following table sets forth the components of our NAV as of December 31, 2018 and September 30, 2018. As used below,
“Fund Interests” means our Class T shares, Class W shares and Class I shares, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

	As of
(in thousands)	December 31, 2018	September 30, 2018
Real estate properties	$306,550	$153,450
Cash and other assets, net of other liabilities	16,257	15,041
Debt obligations	(119,000)	(46,000)
Aggregate Fund NAV	$203,807	$122,491
Total Fund Interests outstanding	20,265	12,192
The following table shows the NAV per Fund Interest as of December 31, 2018:

(in thousands, except per share data)	Total	Class T Shares	Class W Shares	Class I Shares
Monthly NAV	$203,807	$198,718	$1,614	$3,475
Fund Interests outstanding	20,265	19,759	161	345
NAV Per Fund Interest	$10.0571	$10.0571	$10.0571	$10.0571
When the fair value of our real estate assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value principles detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and are not be subject to independent audit.
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Firm on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.
We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on your ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of properties) that would likely be incurred if our assets were liquidated or sold. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-ended real estate funds listed on stock exchanges.
Please note that our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuation for our real properties as of December 31, 2018 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined starting with the appraised value. The aggregate real property valuation of $306.6 million compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $300.9 million, representing an increase of approximately $5.7 million or 1.9%. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Rates
Exit capitalization rate	5.4%
Discount rate / internal rate of return	6.4%
Holding period of real properties (years)	9.9
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.2%
	0.25% increase	(2.9)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.1)%
The valuation of our debt obligations as of December 31, 2018 was calculated in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the December 31, 2018 valuation was 3.85%.
A change in the market interest rates used could impact the calculation of the fair value of our debt obligations. Assuming all other factors remain constant, neither a decrease or increase in the weighted-average market interest rate of 0.25% would have a material impact on the fair value of our debt obligations as of December 31, 2018.
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
Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including: (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities; and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our public offering and/or sales of our assets.
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
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our redemption and repurchase history.
The table below summarizes the redemption activity for the three months ended December 31, 2018:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2018	48,642	$9.52	48,642	—
November 30, 2018	—	—	—	—
December 31, 2018	13,703	10.05	13,703	—
Total	62,345	$9.64	62,345	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

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
We intend to accrue and continue to make cash distributions on a regular basis. Prior to the third quarter of 2017, cash distributions were paid on a quarterly basis and were calculated for each day the stockholder had been a stockholder of record during such quarter. Beginning with the third quarter of 2017, cash distributions have been paid on a monthly basis and are calculated as of monthly record dates. Cash distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.
There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2018, 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 51.9% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 48.1% were funded with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.
Use of Proceeds
On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act, and our initial public offering commenced the same day. Our initial public offering is a continuous offering that was initially expected to end no later than February 18, 2019. On January 4, 2019, we filed a new registration statement for the offering of up to $2.0 billion in Class T shares, Class W shares and Class I shares of common stock, consisting of up to $1.5 billion offered in the primary offering and up to $500.0 million offered under the distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. This registration statement is not yet effective and our initial public offering will continue until the time that such registration statement becomes effective.

The table below summarizes the gross offering proceeds raised from our initial public offering, including shares issued pursuant to our distribution reinvestment plan; the direct selling costs incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs.

(in thousands)	For the Period from Inception (August 12, 2014) to December 31, 2018
Gross offering proceeds	$212,260
Selling commissions (1)	$4,575
Dealer manager fees (1)	4,683
Offering costs (2)	14,119
Total direct selling costs incurred related to public offering (3)	$23,377
Offering proceeds, net of direct selling costs	$188,883

(1)
The selling commissions and dealer manager fees were payable to the Dealer Manager. A substantial portion of the commissions and fees were reallowed by the Dealer Manager to participating broker dealers as commissions and marketing fees and expenses.

(2)	See “Note 10 to the Consolidated Financial Statements” for a description of offering costs.

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

As of December 31, 2018, we had acquired 13 industrial buildings totaling approximately 2.7 million square feet for an aggregate total purchase price of approximately $300.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events” for a description of our acquisition activity (including acquisitions under contract) since December 31, 2018.
Holders
As of February 28, 2019, we had 25.1 million shares of our Class T common stock, 0.5 million shares of our Class W common stock and 0.4 million shares of our Class I common stock outstanding, held by a total of 7,078 stockholders, 267 stockholders and 433 stockholders, respectively, including shares held by our affiliates.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data)	For the Year Ended December 31,				For the Period from Inception (August 12, 2014) to December 31, 2014 (1)
	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating data:
Total revenues	$6,520	$—	$—	$—	$—
Total operating expenses	$(14,076)	$(1,223)	$(310)	$—	$—
Total other expenses	$(2,250)	$(309)	$(15)	$—	$—
Total expenses before expense support from Advisor	$(16,326)	$(1,532)	$(325)	$—	$—
Expense support from Advisor	$5,583	$1,735	$150	$—	$—
Net (expenses) income after expense support from Advisor	$(10,743)	$203	$(175)	$—	$—
Net (loss) income	$(4,223)	$203	$(175)	$—	$—
Net (loss) income attributable to common stockholders	$(4,223)	$203	$(175)	$—	$—
Net (loss) income per common share - basic and diluted	$(0.46)	$0.53	$(4.39)	$—	$—
Weighted-average shares outstanding	9,107	381	40	20	6
Distributions:
Gross cash distributions declared (2)	$4,942	$203	$11	$—	$—
Cash distributions declared per common share (2)(3)(4)	$0.5450	$0.5315	$0.1295	$—	$—
Company-defined FFO (5):
Reconciliation of net (loss) income to Company-defined FFO:
Net (loss) income attributable to common stockholders	$(4,223)	$203	$(175)	$—	$—
Total NAREIT-defined adjustments (6)	$3,541	$—	$—	$—	$—
Total Company-defined adjustments (7)	$4,900	$—	$—	$—	$—
Company-defined FFO	$4,218	$203	$(175)	$—	$—
Cash flow data:
Net cash provided by (used in) operating activities	$3,154	$264	$(482)	$—	$—
Net cash used in investing activities	$(299,953)	$—	$—	$—	$—
Net cash provided by financing activities	$304,774	$8,661	$2,402	$—	$201
	As of December 31,
(in thousands, except building count and number of customers)	2018 (1)	2017 (1)	2016 (1)	2015 (1)	2014 (1)
Balance sheet data:
Cash and cash equivalents	$19,016	$10,565	$1,640	$201	$201
Total assets	$324,620	$12,548	$2,530	$201	$201
Total liabilities	$152,847	$1,942	$415	$—	$—
Total stockholders' equity	$171,772	$10,605	$2,113	$200	$200
Gross offering proceeds raised during period (8)	$200,070	$10,190	$2,500	$—	$—
Shares outstanding	20,265	1,238	255	20	20
Portfolio data:
Number of buildings	13	—	—	—	—
Rentable square feet	2,737	—	—	—	—
Number of customers	18	—	—	—	—

(1)
The SEC declared the registration statement for our initial public offering effective on February 18, 2016. We broke escrow on November 30, 2016 and then adjusted our share class structure in July 2017. We commenced real estate operations on February 26, 2018 when we acquired our first property. We are early in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offering. Accordingly, our year-over-year financial data is not directly comparable.

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

(4)
Cash distributions were authorized to all common stockholders of record as of the close of business on each day of the Initial Quarter. We met the minimum offering requirements in connection with our initial public offering on November 30, 2016. Accordingly, the Initial Quarter commenced on that date and ended on December 31, 2016.

(5)
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Performance Measures” for a definition of Company-defined FFO, as well as a detailed reconciliation of our net (loss) income to Company-defined FFO.

(6)	Included in our NAREIT-defined adjustments is real estate-related depreciation and amortization.

(7)
Included in our Company-defined adjustments are acquisition expense reimbursements, which reflect amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on our behalf in connection with the selection, acquisition, development or origination of an asset.

(8)	Reflects gross offering proceeds raised from our public and private offerings.
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
We have registered with the SEC an initial public offering of up to $2.0 billion in shares of our common stock in any combination of Class T shares, Class W shares and Class I shares, consisting of $1.5 billion in our primary offering and up to $500.0 million in shares under our distribution reinvestment plan. We are offering shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for further detail.
As of December 31, 2018, we had raised gross proceeds of approximately $212.8 million from the sale of 20.3 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
As of December 31, 2018, we owned and managed a real estate portfolio that included 13 industrial buildings totaling approximately 2.7 million square feet located in eight markets throughout the U.S., with 18 customers, and was 99.3% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of 5.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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
Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2019, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global economic growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Financial market conditions tightened significantly and volatility has persisted following the 2016 and 2018 U.S. elections especially regarding concerns over protectionism, global trade and stock market valuations, which have led to decreased currency valuations and increased bond yields globally. Heightened policy uncertainty in the U.S., China, and Europe will likely weigh on global economies and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2019 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported continued growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.6% annual increase compounded over the past five years, reaching $498.7 billion over the past year, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.
RESULTS OF OPERATIONS
Summary of 2018 Activities
During 2018, we completed the following activities:

•	Our NAV was $10.06 per share as of December 31, 2018.

•	We raised $200.1 million of gross equity capital from our initial public offering.

•
We acquired 13 industrial buildings comprising 2.7 million square feet for an aggregate total purchase price of approximately $300.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and borrowings under our line of credit.

•	As of December 31, 2018, our portfolio consisted of 13 buildings in eight markets and was 99.3% occupied and 100.0% leased.
The SEC declared the registration statement for our public offering effective on February 18, 2016. We broke escrow on November 30, 2016 and then adjusted our share class structure in July 2017. We commenced real estate operations on February 26, 2018 when we acquired our first property. We are early in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offering. Accordingly, our operating results for the years ended December 31, 2018, 2017 and 2016 are not directly comparable, nor are our results of operations for the year ended December 31, 2018 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.
Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
The following table summarizes the changes in our results of operations for the years ended December 31, 2018 and 2017. Same store information is not provided due to the fact that all buildings were acquired during 2018.

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	Change
Total revenues	$6,520	$—	$6,520
Total rental expenses	(1,252)	—	(1,252)
Total net operating income	5,268	—	5,268
Other income and (expenses):
Real estate-related depreciation and amortization	(3,541)	—	(3,541)
General and administrative expenses	(1,564)	(960)	(604)
Organization expenses, related party	—	(78)	78
Advisory fees, related party	(1,624)	—	(1,624)
Acquisition expense reimbursements, related party	(4,900)	—	(4,900)
Other expense reimbursements, related party	(1,195)	(185)	(1,010)
Interest expense	(2,250)	(309)	(1,941)
Total expense support from Advisor	5,583	1,735	3,848
Total other income (expense)	(9,491)	203	(9,694)
Net (loss) income	(4,223)	203	(4,426)
Net (loss) income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common stockholders	$(4,223)	$203	$(4,426)
Weighted-average shares outstanding	9,107	381	8,726
Net (loss) income per common share - basic and diluted	$(0.46)	$0.53	$(0.99)

	As of December 31,
(square feet in thousands)	2018	2017
Portfolio data:
Total buildings	13	—
Total rentable square feet	2,737	—
Total number of customers	18	—
Percent occupied of total portfolio (1)	99.3%	—%
Percent leased of total portfolio (1)	100.0%	—%

(1) See “Overview—General” above for a description of the occupied and leased rates.
Rental Revenues. Rental revenues are comprised of base rent, straight-line rent, amortization of above- and below-market lease assets and liabilities, and tenant reimbursement revenue. Total rental revenues increased for the year ended December 31, 2018, as compared to the same period in 2017, due to our acquisition activity during 2018.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased for the year ended December 31, 2018, as compared to the same period in 2017, due to our acquisition activity during 2018.
Results of Operations. Results of operations for the year ended December 31, 2018 were impacted by the following increase in expenses, which were each due to our acquisition activity during 2018:

•	real estate-related depreciation and amortization expense and advisory fees;

•	acquisition expense reimbursements due to the Advisor as a result of us commencing our acquisition phase in 2018;

•
interest expense primarily due to average net borrowings under the line of credit of $32.7 million for the year ended December 31, 2018 as compared to no net borrowings under the line of credit for the year ended December 31, 2017;

•
general and administrative expenses that primarily consisted of: (i) compensation to our independent directors; (ii) accounting and legal expenses incurred; and (iii) other professional services incurred; and

•	other expense reimbursements due to the Advisor primarily relating to compensation for services provided by individual employees of the Advisor.
Offsetting the increases above was:

•	higher expense support from the Advisor pursuant to the Expense Support Agreement, as described in “Note 10 to the Consolidated Financial Statements.”
Results for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
As of December 31, 2017, we were in our organizational and development stage and had not commenced property operations. For the year ended December 31, 2017, our results of operations were primarily comprised of:

•
General and administrative expenses that primarily consisted of: (i) compensation to our independent directors; (ii) accounting and legal expenses incurred; (iii) insurance and other expenses for our independent directors and officers; (iv) compensation to individual employees of the Advisor.

•	Organization expenses consisted of expense reimbursements to the Advisor;

•	Expense support from the Advisor pursuant to the Expense Support Agreement, as described in “Note 10 to the Consolidated Financial Statements,”

•	Interest expense related to the notes payable to investors in the private offering and costs related to our line of credit.
For the year ended December 31, 2016, our results of operations consisted solely of general and administrative expenses incurred related to the compensation to our independent directors and insurance for our independent directors and officers.
ADDITIONAL MEASURES OF PERFORMANCE
Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the year ended December 31, 2018, GAAP net loss attributable to common stockholders was $4.2 million and NOI was $5.3 million. For the year ended December 31, 2017, GAAP net income attributable to common stockholders was $0.2 million. There was no NOI for the years ended December 31, 2017 and 2016. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our calculation of NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the year ended December 31, 2018.
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
Company-defined FFO. Similar to FFO, Company-defined FFO is a non-GAAP measure that excludes real estate-related depreciation and amortization and also excludes acquisition-related costs, which are characterized as expenses in determining net income (loss) under GAAP. The purchase of operating properties has been a key strategic objective of our business plan focused on generating growth in operating income and cash flow in order to make distributions to investors. However, the corresponding acquisition-related costs are driven by transactional activity rather than factors specific to the on-going operating performance of our properties or investments. Company-defined FFO may not be a complete indicator of our operating performance, and may not be a useful measure of the long-term operating performance of our properties if we do not continue to operate our business plan as disclosed.
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
We are early in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. We use FFO, Company-defined FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. Although some REITs may present similar measures differently from us, we believe FFO, Company-defined FFO and MFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO, Company-defined FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO, Company-defined FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net (loss) income to NAREIT FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,			For the Period from Inception (August 12, 2014) to December 31, 2018
(in thousands, except per share data)	2018	2017	2016
GAAP net (loss) income attributable to common stockholders	$(4,223)	$203	$(175)	$(4,195)
GAAP net (loss) income per common share	$(0.46)	$0.53	$(4.39)	$(3.02)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(4,223)	$203	$(175)	$(4,195)
Add NAREIT-defined adjustments:
Real estate-related depreciation and amortization	3,541	—	—	3,541
NAREIT FFO attributable to common stockholders	$(682)	$203	$(175)	$(654)
NAREIT FFO per common share	$(0.07)	$0.53	$(4.39)	$(0.47)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(682)	$203	$(175)	$(654)
Add Company-defined adjustments:
Acquisition expense reimbursements	4,900	—	—	4,900
Company-defined FFO attributable to common stockholders	$4,218	$203	$(175)	$4,246
Company-defined FFO per common share	$0.46	$0.53	$(4.39)	$3.05
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$4,218	$203	$(175)	$4,246
Deduct MFFO adjustments:
Straight-line rent and amortization of above/below market leases	(1,673)	—	—	(1,673)
MFFO attributable to common stockholders	$2,545	$203	$(175)	$2,573
MFFO per common share	$0.28	$0.53	$(4.39)	$1.85
Weighted-average shares outstanding	9,107	381	40	1,391
We believe that: (i) our FFO loss of $0.7 million, or $0.07 per share, as compared to the cash distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $4.9 million or $0.55 per share, for the year ended December 31, 2018; and (ii) our FFO loss of $0.7 million, or 0.47 per share, as compared to the cash distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $5.2 million, or $1.21 per share, for the period from inception (August 12, 2014) to December 31, 2018, are not indicative of future performance as we recently initiated the acquisition phase of our life cycle. See “—Capital Resources and Uses of Liquidity-Cash Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are and will be net proceeds from our public offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our public offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, or other investments, we may decide to temporarily invest any unused proceeds from our public offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows. The following summarizes our cash flows, as determined on a GAAP basis, for the periods presented below.
2018 Cash Flows Compared to 2017 Cash Flows
Cash provided by operating activities of $3.2 million for the year ended December 31, 2018 was primarily a result of expense support provided by the Advisor during the year and growth in our property operations, offset in part by interest expense and other expense reimbursements paid to the Advisor’s affiliates. Cash used in investing activities of $300.0 million was related to our acquisition activity during 2018. Cash provided by financing activities of $304.8 million for the year ended December 31, 2018 was primarily due to our net borrowing activity under our line of credit and proceeds from the issuance of our common stock, partially offset by the cash distributions paid to our common stockholders.
Cash provided by operating activities of $0.3 million for the year ended December 31, 2017 was primarily a result of expense support provided by the Advisor during the period, which was offset by general, administrative, and organization expenses. Cash provided by financing activities of $8.7 million for the year ended December 31, 2017 was primarily due to: (i) net proceeds raised from our initial public offering; (ii) debt issuance costs paid related to the line of credit, which include up-front fees and costs incurred in order to be able to access the line of credit; and (iii) to the cash distributions we paid to our common stockholders.
2017 Cash Flows Compared to 2016 Cash Flows
Cash used in operating activities of $0.5 million for the year ended December 31, 2016 was primarily related to general, administrative and organization expenses. Cash provided by financing activities of $2.4 million for the year ended December 31, 2016 was primarily related to net proceeds from our public and private offerings.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit. On September 18, 2017, we entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018 we increased the commitment to $200.0 million. We have the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. As of December 31, 2018, we had $119.0 million outstanding under the line of credit with an interest rate of 4.10%. the unused portion was $80.9 million, of which $63.7 million was available.
Debt Covenants Our line of credit contains various property-level covenants, including customary affirmative and negative covenants, as well as certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all covenants as of December 31, 2018.
Offering Proceeds. As of December 31, 2018, aggregate gross proceeds raised from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $212.8 million ($189.4 million net of direct selling costs).
Distributions. We intend to continue to accrue and make cash distributions on a regular basis. For the year ended December 31, 2018, 100.0% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 51.9% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, and 48.1% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 10 to the Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in our initial public offering. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the first quarter of 2019, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2019, or January 31, 2019, February 28, 2019 and March 30, 2019 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the first quarter of 2019 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay cash distributions, which if insufficient could negatively impact our ability to pay cash distributions. See “Note 10 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2018
December 31	$1,153	51.1%	$—	—%	$—	—%	$1,102	48.9%	$2,255
September 30	751	52.4	—	—	—	—	681	47.6	1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$2,563	51.9%	$—	—%	$—	—%	$2,379	48.1%	$4,942
2017
December 31	$57	56.4%	$—	—%	$—	—%	$44	43.6%	$101
September 30	25	69.4	—	—	—	—	11	30.6	36
June 30	23	69.7	—	—	—	—	10	30.3	33
March 31	23	69.7	—	—	—	—	10	30.3	33
Total	$128	63.1%	$—	—%	$—	—%	$75	36.9%	$203

(1)
For the years ended December 31, 2018 and 2017, the Advisor provided expense support of $5.6 million and $1.7 million, respectively. Refer to “Note 10 to the Consolidated Financial Statements” for a description of the expense support agreement.

(2)	Stockholders may elect to have cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our initial public offering.

For the year ended December 31, 2018, our cash flows provided by operating activities was $3.2 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $4.9 million. For the year ended December 31, 2017, our cash flows used in operating activities was $0.3 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $0.2 million.
Refer to “Note 8 to the Consolidated Financial Statements” for further detail regarding our cash distributions.
Redemptions. For the year ended December 31, 2018, we received eligible redemption requests for approximately 63,000 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $603,000, or an average price of $9.57 per share. We had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program for the year ended December 31, 2017. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” for further description of our share redemption program.
RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted the standard when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. Under the practical expedients election, we would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. We also adopted ASU 2018-01 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. We adopted ASU 2018-20 when it became effective for us, as of the reporting period beginning January 1, 2019, and we elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on our consolidated financial statements.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering (including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”)) and the private offering, as of February 28, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$261,319	$4,742	$4,381	$—	$270,442
DRIP	2,832	14	123	—	2,969
Private offering (2)	62	—	62	376	500
Total offering	$264,213	$4,756	$4,566	$376	$273,911
Number of shares issued:
Primary offering	24,890	472	458	—	25,820
DRIP	282	1	12	—	295
Private offering (2)	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	25,179	479	480	—	26,138

(1)	Amount relates to notes payable issued to investors in the private offering. See “Note 6 to the Consolidated Financial Statements” for additional details.

(2)	The private offering closed on December 1, 2016.
As of February 28, 2019, approximately $1.7 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $497.0 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Airport Industrial Center. On January 8, 2019, we acquired one industrial building located in the Southern California market (the “Airport Industrial Center”). The total purchase price was $8.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Kelly Trade Center. On January 31, 2019, we acquired one industrial building located in the Austin market (the “Kelly Trade Center”). The total purchase price was $15.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
7A Distribution Center. On February 11, 2019, we acquired one industrial building located in the New Jersey market (the “7A Distribution Center”). The total purchase price was $12.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
As of February 28, 2019, we had entered into a contract to acquire a property with a contract purchase price of approximately $8.5 million, comprised of one industrial building.
Amended and Restated Credit Facility Agreement
On February 21, 2019, we amended and restated our credit facility agreement. Refer to “Note 15 to the Consolidated Financial Statements” for further detail.
Amended and Restated Expense Support Agreement
On January 1, 2019, we, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement. Refer to “Note 15 to the Consolidated Financial Statements” for further detail.

CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2018, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Line of credit	$4,950	$122,309	$—	$—	$127,259
Notes payable to stockholders (1)	84	167	167	1,921	2,339
Acquisition expense reimbursements (2)	—	3,500	—	—	3,500
Total	$5,034	$125,976	$167	$1,921	$133,098

(1)	Includes principal and interest on the note payable issued pursuant to our private offering. See “Note 6 to the Consolidated Financial Statements” for more detail.

(2)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions.
Investment in Real Estate Properties
When we acquire a property, we first determine whether an acquisition constitutes a business or asset acquisition. Upon acquisition, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building, land and building improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building, and land and building improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associates with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2018, our debt outstanding consisted of borrowings under our line of credit and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of December 31, 2018, our fixed interest rate debt consisted of $0.4 million of notes payable issued pursuant to our private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of December 31, 2018, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of December 31, 2018, our variable interest rate debt consisted of $119.0 million of borrowings under our line of credit. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2018, we were exposed to market risks related to fluctuations in interest rates on $119.0 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2018, would change our annual interest expense by approximately $0.3 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Black Creek Industrial REIT IV Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Industrial REIT IV Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Denver, Colorado
March 6, 2019

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Net investment in real estate properties	$301,371	$—
Cash and cash equivalents	19,016	10,565
Restricted cash	5	481
Straight-line and tenant receivables	1,394	—
Prepaid expenses	440	420
Due from affiliates	517	191
Debt issuance costs related to line of credit, net of amortization	1,167	887
Acquisition deposits	675	—
Other assets	35	4
Total assets	$324,620	$12,548
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,190	$210
Line of credit	119,000	—
Notes payable to stockholders, net of debt issuance costs	376	353
Due to affiliates	18,439	929
Distributions payable	920	56
Distribution fees payable to affiliates	7,457	394
Other liabilities	5,465	—
Total liabilities	152,847	1,942
Commitments and contingencies (Note 13)
Equity
Stockholders' equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 19,759 and 976 shares issued and outstanding, respectively	198	10
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 161 and 6 shares issued and outstanding, respectively	2	—
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 345 and 256 shares issued and outstanding, respectively	3	2
Additional paid-in capital	180,125	10,859
Accumulated deficit	(8,556)	(266)
Total stockholders' equity	171,772	10,605
Noncontrolling interests	1	1
Total equity	171,773	10,606
Total liabilities and equity	$324,620	$12,548

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenues:
Rental revenues	$6,520	$—	$—
Total revenues	6,520	—	—
Operating expenses:
Rental expenses	1,252	—	—
Real estate-related depreciation and amortization	3,541	—	—
General and administrative expenses	1,564	960	269
Organization expenses, related party	—	78	40
Advisory fees, related party	1,624	—	—
Acquisition expense reimbursements, related party	4,900	—	—
Other expense reimbursements, related party	1,195	185	1
Total operating expenses	14,076	1,223	310
Other expenses:
Interest expense and other	2,250	309	15
Total other expenses	2,250	309	15
Total expenses before expense support	16,326	1,532	325
Total expense support from the Advisor	5,583	1,735	150
Net (expenses) income after expense support	(10,743)	203	(175)
Net (loss) income	(4,223)	203	(175)
Net (loss) income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common stockholders	$(4,223)	$203	$(175)
Weighted-average shares outstanding	9,107	381	40
Net (loss) income per common share - basic and diluted	$(0.46)	$0.53	$(4.39)

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2015	20	$—	$200	$—	$1	$201
Net loss	—	—	—	(175)	—	(175)
Issuance of common stock	235	2	2,122	—	—	2,124
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(25)	—	—	(25)
Distributions to stockholders	—	—	—	(11)	—	(11)
Balance as of December 31, 2016	255	$2	$2,297	$(186)	$1	$2,114
Net income	—	—	—	203	—	203
Issuance of common stock	983	10	10,273	—	—	10,283
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,305)	—	—	(1,305)
Trailing distribution fees	—	—	(406)	12	—	(394)
Dividends to stockholders	—	—	—	(295)	—	(295)
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(4,223)	—	(4,223)
Issuance of common stock	19,090	191	199,879	—	—	200,070
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,072)	—	—	(22,072)
Trailing distribution fees	—	—	(7,938)	875	—	(7,063)
Redemptions of common stock	(63)	—	(603)	—	—	(603)
Dividends to stockholders	—	—	—	(4,942)	—	(4,942)
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$1	$171,773

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Operating activities:
Net (loss) income	$(4,223)	$203	$(175)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	3,541	—	—
Straight-line rent and amortization of above- and below-market leases	(1,673)	—	—
Amortization of debt issuance costs	557	152	2
Changes in operating assets and liabilities:
Tenant receivables, prepaid expenses and other assets	(133)	(163)	(261)
Accounts payable and accrued liabilities	1,175	110	101
Due from / to affiliates, net	3,910	(38)	(149)
Net cash provided by (used in) operating activities	3,154	264	(482)
Investing activities:
Real estate acquisitions	(298,478)	—	—
Acquisition deposits	(675)	—	—
Capital expenditures	(800)	—	—
Net cash used in investing activities	(299,953)	—	—
Financing activities:
Proceeds from line of credit	203,000	—	—
Proceeds from notes to stockholders	—	—	376
Repayments of line of credit	(84,000)	—	—
Debt issuance costs paid	(814)	(990)	(74)
Proceeds from issuance of common stock	189,309	9,933	2,125
Offering costs paid upon issuance of common stock	—	(176)	(25)
Distributions paid to common stockholders	(1,404)	(102)	—
Distribution fees paid to affiliates	(714)	(4)	—
Redemptions of common stock	(603)	—	—
Net cash provided by financing activities	304,774	8,661	2,402
Net increase in cash, cash equivalents and restricted cash	7,975	8,925	1,920
Cash, cash equivalents, and restricted cash, at beginning of period	11,046	2,121	201
Cash, cash equivalents and restricted cash, at end of period	$19,021	$11,046	$2,121

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Black Creek Industrial REIT IV Inc. (the “Company”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries, which includes BCI IV Operating Partnership LP (the “Operating Partnership”).
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. The Company operates as one reportable segment comprised of industrial real estate.
The Company operates as a real estate investment trust (“REIT”) for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with its taxable year ended December 31, 2017. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership, of which the Company is the sole general partner and a limited partner.
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
Basis of Consolidation
The consolidated financial statements include the accounts of Black Creek Industrial REIT IV Inc., the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests. See “Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests. All material intercompany accounts and transactions have been eliminated.
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
Reclassifications
Certain items in the Company’s consolidated balance sheet for 2017 have been reclassified to conform to the 2018 presentation. Future estimated distribution fees payable have been reclassified from due to affiliates and are presented separately in the consolidated balance sheets.
Certain items in the Company’s consolidated statements of operations for 2017 and 2016 have been reclassified to conform to the 2018 presentation. Other expense reimbursements have been reclassified from general and administrative expenses and are presented separately in the consolidated statements of operations.
Investment in Real Estate Properties
The Company first determines whether an acquisition constitutes a business or asset acquisition. Upon either a business or asset acquisition, the purchase price of a property is allocated to land, building, and intangible lease assets and liabilities based on their relative fair value. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-

market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with any of the properties acquired during 2018. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. The Company expenses any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.
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
Straight-line Rent and Tenant Receivables
Straight-line rent and tenant receivables include all straight-line rent and accounts receivable, net of allowances. The Company maintains an allowance for estimated losses that may result from the inability of certain of its customers to make required payments. If a customer fails to make contractual payments beyond any allowance, the Company may recognize additional bad debt expense in future periods equal to the net outstanding balances. There was no allowance for doubtful accounts as of December 31, 2018 and 2017.

Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Debt issuance costs related to the line of credit include up-front fees and costs incurred in order to close on the commitments for the line of credit. As such, these costs are recorded as an asset on the consolidated balance sheets. Debt issuance costs related to the notes payable to certain stockholders are recorded as a direct deduction from the principal amount of that liability.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class W shares in the primary portion of the Company’s initial public offering. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class W shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 10” for additional information regarding when distribution fees become payable.
Noncontrolling Interests
Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to the noncontrolling interests on the consolidated statements of operations. See “Note 12” for additional information.
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
Tenant reimbursement revenue includes payments and amounts due from tenants pursuant to their leases for real estate taxes, insurance and other recoverable property operating expenses and is recognized as rental revenue in the period the applicable expenses are incurred. For the year ended December 31, 2018, tenant reimbursement revenue recognized in rental revenues was approximately $1.0 million. There was no tenant reimbursement revenue for the years ended December 31, 2017 nor 2016.
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
Upon the disposition of an asset, the Company will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of recognizing gains or losses.
Organization and Offering Expenses
Organization costs are expensed as incurred and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 10” for additional information regarding when organization and offering expenses become reimbursable.
Income Taxes
The Company currently operates as a REIT under the Internal Revenue Code of 1986, as amended, for federal income tax purposes, and elected to be treated as such beginning with its taxable year ended December 31, 2017. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the

Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2018, 2017 and 2016.
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
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The accounting for lessors will remain largely unchanged from current GAAP; however, the standard requires that lessors expense, on an as-incurred basis, certain initial direct costs that are not incremental in negotiating a lease. Under existing standards, certain of these costs are capitalizable and therefore this new standard will result in certain of these costs being expensed as incurred after adoption. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company would not be required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The standard also will require new disclosures within the notes accompanying the consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also adopted ASU 2018-01 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted ASU 2018-20 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on the Company’s consolidated financial statements.
3. REAL ESTATE ACQUISITIONS
The Company completed its first asset acquisition in February 2018. During the year ended December 31, 2018, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017
Land	$91,087	$—
Building	188,638	—
Intangible lease assets	24,098	—
Above-market lease assets	247	—
Below-market lease liabilities	(4,042)	—
Total purchase price (1)	$300,028	$—

(1)	Total purchase price is equal to the total consideration paid.
The Company acquired 100% of the following properties, all of which determined to be asset acquisitions, during the year ended December 31, 2018:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2018 Acquisitions:
Ontario Industrial Center	2/26/2018	1	$10,595
Medley Industrial Center	4/11/2018	1	7,423
Ontario Distribution Center	5/17/2018	1	30,758
Park 429 Logistics Center	6/7/2018	2	44,882
Pescadero Distribution Center	6/20/2018	1	45,623
Gothard Industrial Center	6/25/2018	1	10,096
Midway Industrial Center	10/22/2018	1	8,127
Executive Airport Distribution Center	11/20/2018	1	51,070
Iron Run Distribution Center	12/4/2018	1	15,522
Elgin Distribution Center	12/11/2018	1	20,983
Addison Distribution Center II	12/21/2018	1	12,448
Fontana Distribution Center	12/28/2018	1	42,501
Total 2018 Acquisitions		13	$300,028

(1)	Total purchase price is equal to the total consideration paid.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the year ended December 31, 2018, as of the respective date of each acquisition, was 5.8 years.

4. INVESTMENT IN REAL ESTATE
As of December 31, 2018, the Company’s investment in real estate properties consisted of 13 industrial buildings. As of December 31, 2017, the Company did not own any properties.

	As of December 31,
(in thousands)	2018	2017
Land	$91,087	$—
Building and improvements	188,872	—
Intangible lease assets	24,492	—
Construction in progress	476	—
Investment in real estate properties	304,927	—
Less accumulated depreciation and amortization	(3,556)	—
Net investment in real estate properties	$301,371	$—
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2018 and 2017 included the following:

	As of December 31, 2018			As of December 31, 2017
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$24,245	$(1,450)	$22,795	$—	$—	$—
Above-market lease assets (1)	247	(15)	232	—	—	—
Below-market lease liabilities (2)	(4,042)	582	(3,460)	—	—	—

(1)	Included in net investment in real estate properties on the consolidated balance sheets.

(2)	Included in other liabilities on the consolidated balance sheets.
The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2018, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
2019	$4,851	$68	$(971)
2020	4,679	68	(823)
2021	4,264	54	(700)
2022	3,256	25	(496)
2023	2,594	17	(282)
Thereafter	3,151	—	(188)
Total	$22,795	$232	$(3,460)

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases and from future tenant reimbursement revenue, were as follows for the next five years and thereafter:

(in thousands)	Future Minimum Base Rental Payments
2019	$14,354
2020	14,877
2021	14,567
2022	12,756
2023	10,834
Thereafter	21,378
Total	$88,766
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,106	$—	$—
Above-market lease amortization	(15)	—	—
Below-market lease amortization	582	—	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$2,091	$—	$—
Intangible lease asset amortization	1,450	—	—
5. LINE OF CREDIT
On September 18, 2017, the Company entered into a credit facility agreement with an initial aggregate revolving loan commitment of $100.0 million, and on June 28, 2018, the Company increased the commitment to $200.0 million. The Company has the ability from time to time to increase the size of the credit facility by up to an additional $400.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the line of credit is September 18, 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Borrowings under the line of credit will be charged interest based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of December 31, 2018, the Company had $119.0 million outstanding under the line of credit with an interest rate of 4.10%; the unused portion was $80.9 million, of which $63.7 million was available. As of December 31, 2017, there were no amounts outstanding under the line of credit.
Unamortized debt issuance costs and accumulated amortization of debt issuance costs related to the line of credit were $1.2 million and $0.6 million, respectively, as of December 31, 2018. Unamortized debt issuance costs and accumulated amortization of debt issuance costs related to the line of credit were $0.9 million and $0.1 million, respectively, as of December 31, 2017. Additionally, the Company’s interest expense for the years ended December 31, 2018 and 2017, included

$0.5 million and $0.1 million, respectively, of amortization of debt issuance costs related to the line of credit. There were no debt issuance costs for the year ended December 31, 2016.
The Company’s line of credit contains various property-level covenants, including customary affirmative and negative covenants, as well as certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of December 31, 2018.
6. NOTES PAYABLE TO STOCKHOLDERS
On December 1, 2016, the Company issued to each of the 125 separate investors in the private offering (as described in “Note 8”) a promissory note with a principal amount of approximately $3,003. The purchase price for each note was approximately $3,003, for an aggregate amount of approximately $376,000. The Company pays interest on the unpaid principal amount of the notes at a fixed rate of 18.25% per annum per note payable semi-annually in arrears. The notes mature on November 30, 2046. Some or all of the notes may be prepaid by the Company at any time, in whole or in part, provided that (i) the Company will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount to and including the date of prepayment and (ii) if the prepayment occurs prior to the 18-month anniversary of the issue date of the note, the Company will pay on the date of such prepayment a one-time premium equal to $300 per note. The Company issued the notes as part of the private offering in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.
There were no unamortized debt issuance costs related to the Notes as of December 31, 2018. Unamortized debt issuance costs related to the notes were $22,636 and $72,024 as of December 31, 2017 and 2016, respectively. Accumulated amortization of debt issuance costs related to the notes were $74,082 and $51,446 as of December 31, 2018 and 2017, respectively. Additionally, the Company’s interest expense for the years ended December 31, 2018, 2017 and 2016 included $22,636, $49,388 and $2,058, respectively, of amortization of debt issuance costs related to the notes.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instrument for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	December 31, 2018		December 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$119,000	$119,000	$—	$—
Notes payable to stockholders	376	376	376	376
8. STOCKHOLDERS’ EQUITY
Initial Public Offering
The Company has registered with the SEC an initial public offering of up to $2.0 billion in shares of its common stock in any combination of Class T shares, Class W shares and Class I shares, consisting of $1.5 billion in the primary offering and up to $500.0 million in shares under the distribution reinvestment plan. The Company is offering shares of its common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of the Company’s common stock most recently disclosed. The Company’s NAV per share is calculated as of the last calendar day of each month for each of its outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to the Company’s distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. The Company may update a previously disclosed transaction price in cases where the Company believes there has been a material change (positive or negative) to its NAV per share relative to the most recently disclosed monthly NAV per share. The Company’s initial public offering is a continuous offering that was initially expected to end no later than February 18, 2019. On January 4, 2019, the Company filed a new registration statement for a follow-on public offering of up to $2.0 billion in Class T shares, Class I shares and Class W shares of common stock, consisting of up to $1.5 billion offered in the primary offering and up to $500.0 million offered under the distribution reinvestment plan. The Company may reallocate amounts between the primary offering and distribution reinvestment plan. This registration statement is not yet effective and the Company’s initial public offering will continue until the time that such registration statement becomes effective.
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
The Company is offering to sell its common stock in any combination of the share classes with an aggregate dollar value up to the maximum offering amount. The Company has the right to reallocate the shares of common stock offered between the Company’s primary offering and the Company’s distribution reinvestment plan. Black Creek Capital Markets, LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Company’s initial public offering. The Company’s initial public offering is a best efforts offering, which means that the Dealer Manager is not required to sell any specific number or dollar amount of shares of common stock in the initial public offering, but will use its best efforts to sell the shares of common stock.
Private Offering
On December 1, 2016, the Company issued to each of 125 separate investors 56 Class I shares of common stock and 56 Class T shares of common stock. The purchase price for all shares was $8.90 per share. In the aggregate, the Company issued 7,000 Class I shares and 7,000 Class T shares for $124,600. The Company issued these shares of common stock in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. In conjunction with issuing these shares, the Company incurred offering costs of $24,694. These costs were determined to be a cost of raising capital and were recorded as additional paid-in capital. The private offering also included the issuance of promissory notes to the investors, as described in “Note 6.” See below for a summary of total amount raised in the private offering.
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering (including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”)) and its private offering, as of December 31, 2018, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$205,732	$1,541	$2,975	$—	$210,248
DRIP	1,900	6	106	—	2,012
Private offering	62	—	62	376	500
Total offering	$207,694	$1,547	$3,143	$376	$212,760
Number of shares issued:
Primary offering	19,611	154	318	—	20,083
DRIP	190	1	11	—	202
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	19,808	161	339	—	20,308
As of December 31, 2018, approximately $1.79 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T, Class W and Class I shares, including approximately $498.0 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares (1)	Total Shares
Balance as of December 31, 2015	—	—	20	20
Issuance of common stock:
Primary shares	—	—	221	221
Private offering shares	7	—	7	14
Balance as of December 31, 2016	7	—	248	255
Issuance of common stock:
Primary shares	968	—	—	968
DRIP	1	—	5	6
Stock dividends	—	6	3	9
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	18,643	154	97	18,894
DRIP	189	1	6	196
Redemptions	(49)	—	(14)	(63)
Balance as of December 31, 2018	19,759	161	345	20,265

(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 10” for additional information.
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

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	496	681	255	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.54500	$1,688	$2,379	$875	$4,942
2017
December 31	$0.13625	$45	$44	$12	$101
September 30	0.13625	25	11	—	36
June 30	0.12950	23	10	—	33
March 31	0.12950	23	10	—	33
Total	$0.53150	$116	$75	$12	$203
2016
December 31 (4)	$0.12950	$8	$4	$—	$12

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

(2)
Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Company’s initial public offering only. Refer to “Note 10” for further detail regarding distribution fees.

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

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Number of eligible shares redeemed	63	—	—
Aggregate dollar amount of shares redeemed	$603	$—	$—
Average redemption price per share	$9.57	$—	$—
9. INCOME TAXES
The Company has concluded there were no uncertain tax positions as of December 31, 2018, 2017 and 2016. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2015.
Distributions
Distributions to stockholders are characterized for federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. Under the new tax laws effective January 1, 2018, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. This eligibility for a 20% deduction will expire as of 2025. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of the Company’s 2018 and 2017 distributions were:

	For the Year Ended December 31,
(unaudited)	2018	2017
Ordinary income	—%	—%
Non-taxable return of capital	100.0	100.0
Long-term capital gain	—	—
Total distribution	100.0%	100.0%
As distributions were not paid until January 2017, there was no taxability of the Company’s distributions for the year ended 2016.
10. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (2018), dated June 13, 2018, as amended on January 1, 2019 (the “Advisory Agreement”), by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends June 13, 2019, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the Initial Public Offering pursuant to the terms of the second amended and restated dealer manager agreement, effective as of July 1, 2017 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. BCI IV Advisors Group LLC, the sponsor of the Company (the “Sponsor”), which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Messrs Mulvihill and Zucker and/or their respective affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Messrs Mulvihill and/or Zucker and/or their respective affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the Initial Public Offering and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, the Property Manager and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, the amended and restated management agreement between the Company and the Property Manager, and the fourth amended and restated limited partnership agreement of the Operating Partnership, and is qualified in its entirety by reference to such agreements, which are incorporated by reference as exhibits to this Annual Report on Form 10-K.

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

	Class T	Class W	Class I
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	1.0%	0.5%	—%
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
The performance component of the advisory fee is calculated as the lesser of: (i) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (ii) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5% of the NAV per fund interest at the beginning of such year.
Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market based percentage of the annual gross revenues of each real property owned by the Company and managed by the Property Manager. Such fee is expected to range from 2.0% to 5.0% of annual gross revenues. In addition, the Company may pay the Property Manager or its affiliates a separate fee for initially leasing‑up the Company’s real properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues of the property); provided, however, that the Company will only pay a leasing fee to the Property Manager or its affiliates if the Property Manager or its affiliates provide leasing services, directly or indirectly. No property management nor leasing fees had been incurred as of December 31, 2018.
Organization and Offering Expenses. The Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through December 31, 2019. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 31, 2019. Beginning January 1, 2020, the Company will reimburse the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. The Company’s total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary offering. As such, the Company does not consider organization and offering expenses above that amount to be currently payable, but such amounts may become payable in the future.
Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, the Company has agreed to reimburse the Advisor for all acquisition expenses incurred on the Company’s behalf in connection with the selection, acquisition, development or origination of its investments, whether or not such investments are acquired. As these expense reimbursements are not directly attributable to a specified property, they are expensed as incurred on the consolidated statements of operations. Until December 31, 2019, the Advisor will defer reimbursement of all or a portion of acquisition expenses incurred or paid on the Company’s behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which the Company refers to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019.
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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
(in thousands)	2018	2017	2016	December 31, 2018	December 31, 2017
Expensed:
Organization costs (1)	$—	$78	$40	$78	$78
Advisory fee—fixed component	901	—	—	200	—
Advisory fee—performance component	723	—	—	723	—
Acquisition expense reimbursements	4,900	—	—	3,500	—
Other expense reimbursements (2)	1,195	185	1	299	59
Total	$7,719	$263	$41	$4,800	$137
Additional Paid-In Capital:
Selling commissions	$4,372	$203	$—	$—	$—
Dealer manager fees	4,430	253	—	—	—
Offering costs (1)	13,270	849	—	14,119	849
Distribution fees—current (3)	875	12	—	168	8
Distribution fees—trailing (3)	7,063	394	—	7,457	394
Total	$30,010	$1,711	$—	$21,744	$1,251

(1)	As of December 31, 2018, the Advisor had incurred $14.4 million of offering costs and $0.1 million of organization costs on behalf of the Company.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $0.9 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively, for such compensation expenses. There were no amounts reimbursed to the Advisor for the year ended December 31, 2016. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares.

Transactions with Affiliates
In November 2014, the Company sold 20,000 shares of Class A common stock to the Advisor at a price of $10.00 per share. Additionally, the Operating Partnership issued 20,000 OP Units to the Company in exchange for $200,000. BCI IV Operating Partnership LP (the “Operating Partnership”) also issued 100 Special Units to the Sponsor for consideration of $1,000. The Special Units are classified as noncontrolling interests.
Expense Support Agreement
On October 27, 2016, the Company entered into an Expense Support Agreement (the “Expense Support Agreement”) with the Operating Partnership and the Advisor. See the Company’s 2016 Form 10-K for a description of the Expense Support Agreement in effect for the six months ended June 30, 2017. Effective July 1, 2017, the Expense Support Agreement was amended and restated. Pursuant to the amended and restated Expense Support Agreement, effective for each quarter commencing October 1, 2016 and ending June 30, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Advisory Agreement, if the sum of (i) funds from operations (“FFO”) as disclosed in the Company’s quarterly and annual reports, (ii) the Company’s acquisition expenses and (iii) the performance component of the advisory fee for a particular quarter (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by the Company’s board of directors for such quarter

(“Baseline Distributions”). The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.
In addition, if in a given calendar quarter, the Expense Support Threshold is less than Baseline Distributions for such quarter, and the deferred fixed component of the advisory fee is not sufficient to satisfy the shortfall for such quarter, or a “Deficiency,” the Advisor will be required to fund certain of the Company’s or the Operating Partnership’s expenses in an amount equal to such Deficiency. In no event will the aggregate of the deferred fixed component of the advisory fee and the Deficiency support payments exceed $15.0 million (the “Maximum Amount”).
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
On January 1, 2019, the Company amended and restated the Expense Support Agreement. Refer to “Note 15” for further detail.
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2018, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $7.5 million. No amounts have been reimbursed to the Advisor by the Company.

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Fees deferred	$901	$—	$—
Other expenses supported	4,682	1,735	150
Total expense support from Advisor (1)	$5,583	$1,735	$150

(1)
As of December 31, 2018 and 2017, $0.7 million and $0.2 million, respectively, of expense support was payable to the Company by the Advisor and is included in due from affiliates on the consolidated balance sheets.

11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Interest paid	$1,521	$84	$13
Distributions payable	920	56	11
Distribution fees payable to affiliates	7,457	394	—
Distributions reinvested in common stock	1,959	53	—
Accrued offering and organization costs due to the Advisor	14,197	927	—
Accrued acquisition expense reimbursements due to the Advisor	3,500	—	—
Non-cash capital expenditures	55	—	—
Non-cash selling commissions and dealer manager fees	8,802	203	—
Restricted Cash
As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018. See “Note 6” for further information on the notes, and “Note 8” for further information on the private offering. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2018	2017	2016
Beginning of period:
Cash and cash equivalents	$10,565	$1,640	$201
Restricted cash	481	481	—
Cash, cash equivalents and restricted cash	$11,046	$2,121	$201
End of period:
Cash and cash equivalents	$19,016	$10,565	$1,640
Restricted cash	5	481	481
Cash, cash equivalents and restricted cash	$19,021	$11,046	$2,121
12. NONCONTROLLING INTERESTS
Special Units
In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The Sponsor in its capacity as holder of the Special Units will be paid a performance based amount in the form of an allocation and distribution. Refer to “Note 10” for details regarding the performance component of the advisory fee. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

13. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2018.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2018
Total revenues	$93	$790	$2,429	$3,208
Total operating expenses	$(1,375)	$(2,905)	$(4,419)	$(5,377)
Total other expenses	$(183)	$(324)	$(894)	$(849)
Expense support from the Advisor	$1,062	$1,400	$1,354	$1,767
Net loss	$(403)	$(1,039)	$(1,530)	$(1,251)
Net loss attributable to common stockholders	$(403)	$(1,039)	$(1,530)	$(1,251)
Net loss per common share - basic and diluted (1)	$(0.14)	$(0.17)	$(0.15)	$(0.08)
Weighted-average shares outstanding	2,961	6,248	10,491	16,562
2017
Total revenues	$—	$—	$—	$—
Total operating expenses	$(252)	$(306)	$(377)	$(288)
Total other expenses	$(33)	$(34)	$(56)	$(186)
Expense support from the Advisor	$318	$373	$469	$575
Net income	$33	$33	$36	$101
Net income attributable to common stockholders	$33	$33	$36	$101
Net income per common share - basic and diluted (1)	$0.13	$0.13	$0.14	$0.14
Weighted-average shares outstanding	256	258	260	745

(1)
Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

15. SUBSEQUENT EVENTS
Status of the Public and Private Offering
A summary of the Company’s initial public offering (including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”)) and its private offering, as of February 28, 2019 is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$261,319	$4,742	$4,381	$—	$270,442
DRIP	2,832	14	123	—	2,969
Private offering (2)	62	—	62	376	500
Total offering	$264,213	$4,756	$4,566	$376	$273,911
Number of shares issued:
Primary offering	24,890	472	458	—	25,820
DRIP	282	1	12	—	295
Private offering (2)	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	25,179	479	480	—	26,138

(1)	Amount relates to promissory notes issued to stockholders in the private offering. See “Note 6” for additional details.

(2)	The private offering closed on December 1, 2016.
As of February 28, 2019, approximately $1.7 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $497.0 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
Airport Industrial Center. On January 8, 2019, the Company acquired one industrial building located in the Southern California market (the “Airport Industrial Center”). The total purchase price was $8.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Kelly Trade Center. On January 31, 2019, the Company acquired one industrial building located in the Austin market (the “Kelly Trade Center”). The total purchase price was $15.3 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
7A Distribution Center. On February 11, 2019, the Company acquired one industrial building located in the New Jersey market (the “7A Distribution Center”). The total purchase price was $12.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
As of February 28, 2019, the Company had entered into a contract to acquire a property with a contract purchase price of approximately $8.5 million, comprised of one industrial building.
Amended and Restated Credit Facility Agreement
On February 21, 2019, the Company amended and restated its then existing $200.0 million credit facility by amending it to provide for a $200.0 million line of credit facility and a $200.0 million term loan facility. The Company has the ability to increase the size of the aggregate commitment under the credit facility agreement up to $600.0 million, subject certain conditions. The line of credit matures in September 2020 and may be extended pursuant to two one-year extension options, subject to certain conditions. The term loan matures in February 2024. Borrowings under the credit facility agreement will be charged interest based on either: (i) LIBOR plus a margin ranging from 1.60% to 2.50% with respect to the line of credit and 1.25% to 2.05% with respect to the term loan; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50% with respect to the line of credit and 0.25% to 1.05% with respect to the term loan, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. Borrowings under the line of credit and term loan are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of February 21, 2019, the Company had $90.0 million outstanding under the term loan and $17.0 million outstanding under the line of credit.
Amended and Restated Expense Support Agreement
On January 1, 2019, the Company, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement (the “Amended and Restated Expense Support Agreement”). The Amended and Restated Expense Support Agreement amended certain terms of the Expense Support Agreement that had been in effect since July 1, 2017. The Amended and Restated Expense Support Agreement revised the definition of “Expense Support Threshold” to mean, effective for each quarter commencing January 1, 2019 and ending June 30, 2020: the sum of (i) funds from operations (“FFO”), before taking into consideration any of the amounts paid to or by the Advisor pursuant to the Amended and Restated Expense Support Agreement, as disclosed in the Company’s quarterly and annual reports; (ii) the Company’s accrued acquisition expenses (net of any acquisition expenses paid by the Company or on its behalf); (iii) the performance component of the advisory fee; (iv) any adjustment that has been made in calculating the Company’s FFO based on straight-line rent and amortization of above/below market leases; (v) organization and offering expenses reimbursed by the Company to the Advisor; and (vi) the fair market value gain amount. In addition, the Amended and Restated Expense Support Agreement provides that, for purposes of calculating the Expense Support Threshold, the “fair market value gain amount” is an amount equal to up to the total net realized and unrealized fair market value gain on the Company’s real property investments, derivative instruments, and debt for a quarter. The Advisor, in its reasonable discretion, will determine the amount of such gain to be included in the calculation of the Expense Support Threshold each quarter; provided, that, in no event will the Advisor determine to include an amount of such gain that causes the Company’s NAV per share, as calculated in accordance with its valuation procedures for such quarter, to decrease below the lesser of (i) $10.00 per share and (ii) the Company’s most recently disclosed NAV per share. The Amended and Restated Expense Support Agreement further provides that, for purposes of calculating the Expense Support Threshold, the amounts in each of subsections (ii), (iii), (iv), and (v) of the definition will be a positive number if it was a deduction in calculating the Company’s FFO for such quarter, and conversely will be a negative number if it was an addition in calculating its FFO for such quarter.  For example, if straight-line rent and amortization of above/below-market leases was an addition in calculating the Company’s FFO, then it would be a negative number in calculating the Expense Support Threshold. The fair market value gain amount and NAV will not be subject to audit by our independent registered accounting firm.
The Amended and Restated Expense Support Agreement also extends the period during which the Advisor would be entitled to reimbursement from the Company for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes pursuant to the Amended and Restated Expense Support Agreement. Under the amended and restated version of the agreement, other than under certain circumstances in connection with a Liquidity Event (described below), the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within four years after the quarter in which such reimbursable amount originated.
The Amended and Restated Expense Support Agreement also provides the Advisor with a right to reimbursement from the Company, in connection with the Company’s completion of a Liquidity Event, for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes. This right to reimbursement is not subject to the four-year limitation described above. The Company will reimburse the Advisor for any outstanding reimbursable amounts that have not been repaid, including amounts that have not been reimbursed by the Company within four years after the quarter in which such reimbursable amount originated (the “Outstanding Reimbursable Amounts”); provided that the Company will reimburse the Advisor in these circumstances only if the “Annual Total Return Amount” exceeds the “Total Return Hurdle” (each as described below); and provided further that the amount of the reimbursement shall equal the lesser of (i) the sum of all Outstanding Reimbursable Amounts, or (ii) the maximum amount permitted to be reimbursed without causing the Annual Total Return Amount to be less than the Total Return Hurdle. For purposes of the Expense Support Agreement, “Annual Total Return Amount” means (i) a cumulative, non-compounded pre-tax rate of return equal to (a) the sum of (x) the cumulative gross distributions per share declared by the Company since the date on which it first issued shares to third-party retail investors in its public offering (the “Inception Date”), and (y) the “Ending NAV,” less $10.00 (the deemed NAV on the Inception Date), (b) divided by $10.00, (ii) divided by the number of years, including fractional years, between the Inception Date and the Liquidity Event. “Ending NAV” means the NAV per share determined in connection with a Liquidity Event. In connection with a listing, the Ending NAV will be an amount equal to the per share market value of the listed shares based upon the average closing price or, if the average closing price is not available, the average of the bid and asked prices, for the 30-day period beginning 90 days after such listing. Upon a Liquidity Event other than a listing, the Ending NAV shall be an amount equal to the per share consideration received by stockholders in connection with such Liquidity Event. For purposes of the Amended and Restated Expense Support Agreement, “Total Return Hurdle” means a non-compounded, pre-tax annual rate of return equal to 5%. If Outstanding Reimbursable Amounts are payable to the Advisor, the Company will pay them prior to any payment of any other distribution to any other party in connection with a Liquidity Event.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2019 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements—The financial statements are included under Item 8 of this report.
2. Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):
Schedule III—Real Estate and Accumulated Depreciation.
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

4.1	Form of Subscription Agreement. Incorporated by reference to Appendix B to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) on April 18, 2018

4.2	Third Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Pre-Effective Amendment

4.3	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

10.1
Fourth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of June 13, 2018. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2018.

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

10.7
Amended and Restated Expense Support Agreement, dated June 30, 2017, and effective as of July 1, 2017, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.7 to the Pre-Effective Amendment.

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

10.9
Selected Dealer Agreement, dated as of September 15, 2017, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.10
Cost Reimbursement Agreement, dated as of September 15, 2017, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BIC IV Advisors Group LLC, and American Enterprise Investment Services Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on September 21, 2017.

10.11
Purchase and Sale Agreement, dated January 16, 2018, by and between SA Rhombus LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

10.12
Agreement Regarding Assignment and Assumption of Purchase Agreement, dated February 23, 2018, by and between Lanic Engineering, Inc. and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

10.13
Purchase and Sale Agreement, dated March 7, 2018, by and between Arctic Partners, LTD and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 5 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on April 18, 2018.

10.14
Purchase Agreement, dated May 1, 2018, by and between TLF (Inland Empire Distribution Center #3), LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018.

10.15
Purchase and Sale Agreement, dated May 16, 2018, by and between BPG OCOEE 1, LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018.

10.16
Purchase and Sale Agreement, dated June 4, 2018, by and between Pescadero Land Holdings, LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on August 13, 2018.

10.17
First Amendment to Credit Agreement, dated January 19, 2018, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; and Wells Fargo Bank, National Association, as Administrative Agent and as a lender. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 3, 2018.

10.18
Second Amendment to Credit Agreement and Incremental Revolving Commitment Assumption Agreement, dated June 28, 2018, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and as a lender, Bank of America, N.A., as a lender, U.S. Bank National Association, as a lender, JPMorgan Chase Bank, N.A., as a lender, and Regions Bank, N.A., as a lender. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 3, 2018.

10.19
Agreement for Purchase and Sale, dated September 21, 2018, by and among US Industrial Fund II Holding, LLC, South 15 PG, LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.20*	Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc.

10.21*	Form of Restricted Stock Agreement for Consultants for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc.

10.22*	Private Placement Equity Incentive Plan of Black Creek Industrial REIT IV Inc., dated September 25, 2018.

10.23*	Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan of Black Creek Industrial REIT IV Inc.

EXHIBIT NUMBER	DESCRIPTION

10.24
Purchase Agreement, dated October 17, 2018, by and between TI Investors of Elgin II LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

10.25
Real Estate Purchase and Sale Agreement, dated December 7, 2018, by and between Boyd Properties, Inc. and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-11 filed with the SEC on January 4, 2019.

21.1*	List of Subsidiaries of Black Creek Industrial REIT IV Inc.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on Jun 15, 2018.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 6, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

BLACK CREEK INDUSTRIAL REIT IV INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2018 (2)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)			Land	Buildings and Improvements (1)	Total Costs		Land	Buildings and Improvements (1)	Total Costs (3)
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$—	$5,225	$5,370	$10,595	$35	$5,225	$5,405	$10,630	$(449)	2/26/2018	1-20
Medley Industrial Center in Medley, FL	1	—	2,864	4,559	7,423	26	2,864	4,585	7,449	(171)	4/11/2018	1-30
Ontario Distribution Center in Ontario, CA	1	—	14,657	16,101	30,758	35	14,657	16,136	30,793	(738)	5/17/2018	1-20
Park 429 Logistics Center in Ocoee, FL	2	—	7,963	36,919	44,882	181	7,963	37,100	45,063	(694)	6/7/2018	1-40
Pescadero Distribution Center in Tracy, CA	1	—	5,602	40,021	45,623	59	5,602	40,080	45,682	(857)	6/20/2018	1-40
Gothard Industrial Center in Huntington Beach, CA	1	—	5,325	4,771	10,096	45	5,325	4,816	10,141	(164)	6/25/2018	1-20
Midway Industrial Center in Odenton, MD	1	—	4,579	3,548	8,127	39	4,579	3,587	8,166	(96)	10/22/2018	1-20
Executive Airport Distribution Center in Henderson, NV	1	—	10,360	40,710	51,070	190	10,360	40,900	51,260	(238)	11/20/2018	1-40
Iron Run Distribution Center in Allentown, PA	1	—	5,483	10,039	15,522	24	5,483	10,063	15,546	(28)	12/04/2018	1-20
Elgin Distribution Center in Elgin, IL	1	—	4,032	16,951	20,983	37	4,032	16,988	21,020	(16)	12/11/2018	1-40
Addison Distribution Center II in Addison, IL	1	—	4,439	8,009	12,448	7	4,439	8,016	12,455	(22)	12/21/2018	1-30
Fontana Distribution Center in Fontana, CA	1	—	20,558	21,943	42,501	7	20,558	21,950	42,508	(83)	12/28/2018	1-20
Total	13	$—	$91,087	$208,941	$300,028	$685	$91,087	$209,626	$300,713	$(3,556)

(1)	Includes gross intangible lease assets of $24.5 million and gross intangible lease liabilities of $4.0 million.

(2)	As of December 31, 2018, the aggregate cost for federal income tax purposes of investments in property was $191.0 million (unaudited).

(3)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2018	2017
Investment in real estate properties:
Balance at beginning of period	$—	$—
Acquisition of properties	300,028	—
Improvements	685	—
Balance at end of period	$300,713	$—
Accumulated depreciation and amortization:
Balance at beginning of period	$—	$—
Additions charged to costs and expenses	(3,556)	—
Balance at end of period	$(3,556)	$—

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2019.

BLACK CREEK INDUSTRIAL REIT IV INC.

By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dwight L. Merriman, Thomas G. McGonagle and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ EVAN H. ZUCKER	Chairman of the Board and Director	March 6, 2019
Evan H. Zucker

/S/ MARSHALL M. BURTON	Director	March 6, 2019
Marshall M. Burton

/S/ CHARLES B. DUKE	Director	March 6, 2019
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 6, 2019
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 6, 2019
Stanley A. Moore

/S/ DWIGHT L. MERRIMAN III	Managing Director, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019
Dwight L. Merriman III

/S/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2019
Thomas G. McGonagle