Form 10-Q
period 2019-03-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2019-05-14
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☒			Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
Securities registered pursuant to Section 12(b) of the Act: None
As of May 8, 2019, there were 32,593,273 shares of the registrant’s Class T common stock, 1,288,072 shares of the registrant’s Class W common stock and 690,723 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$343,576	$301,371
Cash and cash equivalents	29,603	19,016
Restricted cash	30	5
Straight-line and tenant receivables	1,910	1,394
Due from affiliates	49	517
Debt issuance costs related to line of credit, net of amortization	1,047	1,167
Acquisition deposits	—	675
Other assets	414	475
Total assets	$376,629	$324,620
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,885	$1,190
Line of credit	—	119,000
Term loan, net of debt issuance costs	88,778	—
Notes payable to stockholders, net of debt issuance costs	376	376
Due to affiliates	23,337	18,439
Distributions payable	1,310	920
Distribution fees payable to affiliates	10,450	7,457
Other liabilities	6,472	5,465
Total liabilities	132,608	152,847
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	723	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 27,542 and 19,759 shares issued and outstanding, respectively	275	198
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 626 and 161 shares issued and outstanding, respectively	6	2
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 532 and 345 shares issued and outstanding, respectively	5	3
Additional paid-in capital	259,611	180,125
Accumulated deficit	(16,600)	(8,556)
Total stockholders’ equity	243,297	171,772
Noncontrolling interests	1	1
Total equity	243,298	171,773
Total liabilities and equity	$376,629	$324,620
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues:
Rental revenues	$5,963	$93
Total revenues	5,963	93
Operating expenses:
Rental expenses	1,422	13
Real estate-related depreciation and amortization	3,128	66
General and administrative expenses	605	295
Advisory fees, related party	1,188	14
Acquisition expense reimbursements, related party	878	741
Other expense reimbursements, related party	472	246
Total operating expenses	7,693	1,375
Other expenses:
Interest expense and other	1,201	183
Total other expenses	1,201	183
Total expenses before expense support	8,894	1,558
Total (reimbursement to) expense support from the Advisor, net	(2,205)	1,062
Net expenses after expense support	(11,099)	(496)
Net loss	(5,136)	(403)
Net loss attributable to redeemable noncontrolling interest	14	—
Net loss attributable to noncontrolling interests	—	—
Net loss attributable to common stockholders	$(5,122)	$(403)
Weighted-average shares outstanding	25,997	2,961
Net loss per common share - basic and diluted	$(0.20)	$(0.14)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(403)	—	(403)
Issuance of common stock	2,691	27	28,127	—	—	28,154
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,115)	—	—	(3,115)
Trailing distribution fees	—	—	(1,108)	66	—	(1,042)
Distributions to stockholders	—	—	—	(404)	—	(404)
Balance as of March 31, 2018	3,929	$39	$34,763	$(1,007)	$1	$33,796

Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$1	$171,773
Net loss ($14 allocated to redeemable noncontrolling interest)	—	—	—	(5,122)	—	(5,122)
Issuance of common stock	8,511	84	88,350	—	—	88,434
Share-based compensation	—	—	303	—	—	303
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,768)	—	—	(4,768)
Trailing distribution fees	—	—	(3,612)	620	—	(2,992)
Redemptions of common stock	(76)	(1)	(763)	—	—	(764)
Distributions to stockholders	—	—	—	(3,542)	—	(3,542)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(24)	—	—	(24)
Balance as of March 31, 2019	28,700	$286	$259,611	$(16,600)	$1	$243,298
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net loss	$(5,136)	$(403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	3,128	66
Straight-line rent and amortization of above- and below-market leases	(845)	(56)
Amortization of debt issuance costs	212	101
Share-based compensation	303	—
Changes in operating assets and liabilities:
Tenant receivables and other assets	243	86
Accounts payable and accrued liabilities	776	143
Due from / to affiliates, net	4,943	467
Net cash provided by operating activities	3,624	404
Investing activities:
Real estate acquisitions	(43,458)	(10,587)
Acquisition deposits	—	(550)
Capital expenditures	(130)	(26)
Net cash used in investing activities	(43,588)	(11,163)
Financing activities:
Proceeds from line of credit	28,000	—
Repayments of line of credit	(147,000)	—
Proceeds from term loan	90,000	—
Debt issuance costs paid	(1,315)	—
Proceeds from issuance of common stock	83,266	27,466
Offering costs paid upon issuance of common stock	—	(692)
Distributions paid to common stockholders	(1,058)	(102)
Distribution fees paid to affiliates	(553)	(43)
Redemptions of common stock	(764)	—
Net cash provided by financing activities	50,576	26,629
Net increase in cash, cash equivalents and restricted cash	10,612	15,870
Cash, cash equivalents and restricted cash, at beginning of period	19,021	11,046
Cash, cash equivalents and restricted cash, at end of period	$29,633	$26,916
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019 (“2018 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company was not required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The practical expedient also allowed the Company to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. The Company assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, the Company accounts for and presented rental revenue and tenant reimbursement revenue as a single component in the condensed consolidated statements of operations. The standard also requires new disclosures within the notes accompanying the condensed consolidated financial statements. Additionally, in January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. The Company also adopted ASU 2018-01 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates ASU 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted ASU 2018-20 when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. The adoption of these standards did not have a material effect on the Company’s condensed consolidated financial statements.
In March 2019, the FASB issued ASU No. 2019-01, “Leases (Topic 842): Codification Improvements” (“ASU 2019-01”), which updates ASU 2016-02 to clarify that entities are not required to provide interim disclosures related to their adoption of ASU 2016-02 as required for other accounting changes and error corrections. The Company adopted this standard in conjunction with the adoption of ASU 2016-02. The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Redeemable Noncontrolling Interest
BCI IV Advisors Group LLC (the “Sponsor”) holds, either directly or indirectly, partnership units in the Company’s operating partnership (“OP Units”), which were issued as payment of the performance component of the advisory fee for the year ended

December 31, 2018 pursuant to the amended and restated advisory agreement by and among the Company, BCI IV Operating Partnership LP (the “Operating Partnership”) and BCI IV Advisors LLC (the “Advisor”). The Company has classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the Sponsor has the ability to redeem its OP units at the election of the Sponsor. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period.
3. REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties, all of which were determined to be asset acquisitions, during the three months ended March 31, 2019:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
Airport Industrial Center	1/8/2019	1	$8,136
Kelly Trade Center	1/31/2019	1	15,340
7A Distribution Center	2/11/2019	1	12,151
Quakerbridge Distribution Center	3/11/2019	1	8,594
Total Acquisitions		4	$44,221

(1)	Total purchase price is equal to the total consideration paid.
During the three months ended March 31, 2019, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

(in thousands)	For the Three Months Ended March 31, 2019
Land	$15,080
Building	25,524
Intangible lease assets	4,374
Above-market lease assets	104
Below-market lease liabilities	(861)
Total purchase price (1)	$44,221

(1)	Total purchase price is equal to the total consideration paid.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the three months ended March 31, 2019, as of the respective date of each acquisition, was 4.4 years.

4. INVESTMENT IN REAL ESTATE
As of March 31, 2019 and December 31, 2018, the Company’s investment in real estate properties consisted of 17 and 13 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2019	December 31, 2018
Land	$106,167	$91,087
Building and improvements	214,397	188,872
Intangible lease assets	28,971	24,492
Construction in progress	742	476
Investment in real estate properties	350,277	304,927
Less accumulated depreciation and amortization	(6,701)	(3,556)
Net investment in real estate properties	$343,576	$301,371
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2019 and December 31, 2018 included the following:

	As of March 31, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$28,619	$(2,860)	$25,759	$24,245	$(1,450)	$22,795
Above-market lease assets (1)	352	(33)	319	247	(15)	232
Below-market lease liabilities (2)	(4,903)	887	(4,016)	(4,042)	582	(3,460)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2019, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2019	$4,525	$60	$(928)
2020	5,649	80	(1,064)
2021	5,136	65	(917)
2022	3,772	37	(594)
2023	2,889	28	(321)
Thereafter	3,788	49	(192)
Total	$25,759	$319	$(4,016)

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of March 31, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	March 31, 2019	December 31, 2018
2019	$12,859	$14,354
2020	17,332	14,877
2021	16,991	14,567
2022	14,343	12,756
2023	11,935	10,834
Thereafter	24,211	21,378
Total	$97,671	$88,766
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$557	$1
Above-market lease amortization	(17)	—
Below-market lease amortization	305	55
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$1,718	$34
Intangible lease asset amortization	1,410	32
5. DEBT
The Company’s indebtedness is currently comprised of borrowings under its term loan. A summary of the Company’s debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2019	December 31, 2018	Maturity Date	March 31, 2019	December 31, 2018
Line of credit (1)	4.10%	4.10%	September 2020	$—	$119,000
Term loan (2)	3.75	—	February 2024	90,000	—
Total principal amount / weighted-average	3.75%	4.10%		$90,000	$119,000

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of March 31, 2019, the unused portion under the line of credit was $199.9 million, of which $20.1 million was available.

(2)
The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The Company has the ability to borrow an additional $110.0 million under this term loan for total commitments of $200.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.

Debt Covenants
The Company’s line of credit and term loan agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing the line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of March 31, 2019.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of March 31, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Line of credit	$—	$—	$119,000	$119,000
Term loan	90,000	90,000	—	—
Notes payable to stockholders	376	376	376	376
7. STOCKHOLDERS’ EQUITY
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of March 31, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$286,162	$6,210	$4,759	$—	$297,131
DRIP	3,404	23	132	—	3,559
Private offering	62	—	62	376	500
Total offering	$289,628	$6,233	$4,953	$376	$301,190
Number of shares issued:
Primary offering	27,251	617	496	—	28,364
DRIP	340	3	14	—	357
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	27,598	626	520	—	28,744

(1)	The Company pays interest on the unpaid principal amount of the notes at a fixed rate of 18.25% per annum per note payable semi-annually in arrears.
As of March 31, 2019, approximately $1.7 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $496.4 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares	Total Shares
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:				—
Primary shares	2,646	—	32	2,678
DRIP	12	—	1	13
Balance as of March 31, 2018	3,634	6	289	3,929
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	7,640	463	177	8,280
DRIP	150	2	3	155
Stock grants	—	—	76	76
Redemptions	(7)	—	(69)	(76)
Balance as of March 31, 2019	27,542	626	532	28,700
Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
March 31	$0.13625	$1,178	$1,744	$620	$3,542
Total	$0.13625	$1,178	$1,744	$620	$3,542
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	496	681	255	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.54500	$1,688	$2,379	$875	$4,942

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

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares.

Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
	2019	2018
Number of eligible shares redeemed	76,288	—
Aggregate dollar amount of shares redeemed	$764,277	$—
Average redemption price per share	$10.02	$—
8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
			March 31, 2019	December 31, 2018
(in thousands)	2019	2018
Expensed:
Advisory fee—fixed component	$670	$14	$454	$200
Advisory fee—performance component	518	—	518	723
Acquisition expense reimbursements (1)	878	741	3,728	3,500
Other expense reimbursements (2)	472	246	90	299
Total	$2,538	$1,001	$4,790	$4,722
Additional Paid-In Capital:
Selling commissions	$1,818	$555	$—	$—
Dealer manager fees	1,801	692	—	—
Offering costs (3)	1,149	1,868	15,269	14,119
Distribution fees—current	620	66	235	168
Distribution fees—trailing (4)	2,992	1,042	10,450	7,457
Total	$8,380	$4,223	$25,954	$21,744

(1)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the amended and restated advisory agreement, dated June 13, 2018, by and among the Company, the Operating Partnership, and the Advisor. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)	As of March 31, 2019, the Advisor had incurred $15.6 million of offering costs on behalf of the Company.

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

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2018 Form 10-K for a description of the expense support agreement. As of March 31, 2019, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $8.8 million. Of this amount, the Company has reimbursed $3.5 million to the Advisor.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Fees deferred	$670	$14
Other expenses supported	625	1,048
Total expense support from Advisor	1,295	1,062
Reimbursement of previously deferred fees and other expenses supported	(3,500)	—
Total (reimbursement to) expense support from Advisor, net (1)	$(2,205)	$1,062

(1)
As of March 31, 2019, approximately $3.3 million was payable to the Advisor by the Company, and is included in due to affiliates on the condensed consolidated balance sheets. As of December 31, 2018, approximately $0.7 million of expense support was payable to the Company by the Advisor, and is included in due from affiliates on the condensed consolidated balance sheets.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Distributions payable	$1,310	$178
Distribution fees payable to affiliates	10,450	1,436
Distributions reinvested in common stock	1,547	135
Accrued offering costs due to the Advisor	15,269	2,795
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	723	—
Redemption value allocation adjustment to redeemable noncontrolling interest	24	—
Accrued acquisition expense reimbursements due to the Advisor	3,728	741
Non-cash capital expenditures	137	53
Non-cash selling commissions and dealer manager fees	3,619	555

Restricted Cash
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$19,016	$10,565
Restricted cash (1)	5	481
Cash, cash equivalents and restricted cash	$19,021	$11,046
End of period:
Cash and cash equivalents	$29,603	$26,916
Restricted cash (2)	30	—
Cash, cash equivalents and restricted cash	$29,633	$26,916

(1)
As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018.

(2)	As of March 31, 2019, restricted cash consisted of cash held in escrow in connection with a property acquisition.
10. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2019.

11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan, and its private offering, as of May 8, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$338,241	$12,828	$6,348	$—	$357,417
DRIP	4,695	57	156	—	4,908
Private offering	62	—	62	376	500
Total offering	$342,998	$12,885	$6,566	$376	$362,825
Number of shares issued:
Primary offering	32,196	1,276	654	—	34,126
DRIP	468	6	16	—	490
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	32,671	1,288	680	—	34,639
As of May 8, 2019, approximately $1.6 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $495.1 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Acquisitions Under Contract
As of May 13, 2019, the Company had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $86.7 million, comprised of six industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our public offering, the expected use of net proceeds from the public offering, our reliance on the Advisor and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
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
As of March 31, 2019, we had raised gross proceeds of approximately $301.2 million from the sale of 28.7 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of March 31, 2019, we owned and managed a real estate portfolio that included 17 industrial buildings totaling approximately 3.2 million square feet located in 10 markets throughout the U.S., with 30 customers, and was 99.3% occupied (99.9% leased) with a weighted-average remaining lease term (based on square feet) of 5.2 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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

Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. See our valuation procedures, incorporated by reference as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by Altus Group U.S. Inc. (the “Independent Valuation Firm”). All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. Generally, all of our real properties are appraised once each calendar year by third-party appraisal firms in accordance with our valuation procedures and such appraisals are reviewed by our Independent Valuation Firm. As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of March 31, 2019 and December 31, 2018:

(in thousands)	As of March 31, 2019	As of December 31, 2018
Real estate properties	$356,700	$306,550
Cash and other assets, net of other liabilities	22,319	16,257
Debt obligations	(90,000)	(119,000)
Aggregate Fund NAV	$289,019	$203,807
Total Fund Interests outstanding	28,724	20,265
The following table sets forth the NAV per Fund Interest as of March 31, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$289,019	$277,119	$6,305	$4,872	$723
Fund Interests outstanding	28,724	27,542	626	484	72
NAV Per Fund Interest	$10.0618	$10.0618	$10.0618	$10.0618	$10.0618
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay the Dealer Manager in future periods for shares of our common stock. As of March 31, 2019, we estimated approximately $10.7 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.
The valuation for our real properties as of March 31, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.4%
Discount rate / internal rate of return	6.5%
Holding period of real properties (years)	10.6
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.2%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.0)%

The valuation of our debt obligations as of March 31, 2019 was calculated in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the March 31, 2019 valuation was 3.74%.
A change in the market interest rates used could impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would not have a material impact on the fair value of our debt obligations. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 1.12%.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the three months ended March 31, 2019, we completed the following activities:

•	Our NAV was $10.0618 per share as of March 31, 2019 as compared to $10.0571 per share as of December 31, 2018.

•	We raised $88.4 million of gross equity capital from our public offering.

•
We acquired four industrial buildings comprising 0.4 million square feet for an aggregate total purchase price of approximately $44.2 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and debt financings.

•
In February 2019, we amended and restated our $200.0 million credit facility by amending it to provide for a $200.0 million line of credit facility and a $200.0 million term loan facility. We have the ability to increase the size of the aggregate commitment under the credit facility agreement up to $600.0 million, subject certain conditions.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Portfolio data:
Total buildings	17	13	1
Total rentable square feet	3,163	2,737	86
Total number of customers	30	18	2
Percent occupied of total portfolio (1)	99.3%	99.3%	100.0%
Percent leased of total portfolio (1)	99.9%	100.0%	100.0%

(1) See “Overview—General” above for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2019 Compared to the Same Period in 2018
The following table summarizes the changes in our results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. We acquired our first property on February 26, 2018. As such, same store information is not provided due to the fact that there is less than a full quarter of property operations for the quarter ended March 31, 2018.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2019	2018	Change
Net operating income:
Total rental revenues	$5,963	$93	$5,870
Total rental expenses	(1,422)	(13)	(1,409)
Total net operating income	4,541	80	4,461
Other (expenses) income:
Real estate-related depreciation and amortization	(3,128)	(66)	(3,062)
General and administrative expenses	(605)	(295)	(310)
Advisory fees, related party	(1,188)	(14)	(1,174)
Acquisition expense reimbursements, related party	(878)	(741)	(137)
Other expense reimbursements, related party	(472)	(246)	(226)
Interest expense and other	(1,201)	(183)	(1,018)
Total (reimbursement to) expense support from the Advisor, net	(2,205)	1,062	(3,267)
Total other expenses	(9,677)	(483)	(9,194)
Net loss	(5,136)	(403)	(4,733)
Net loss attributable to redeemable noncontrolling interest	14	—	14
Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to common stockholders	$(5,122)	$(403)	$(4,719)
Weighted-average shares outstanding	25,997	2,961	23,036
Net loss per common share - basic and diluted	$(0.20)	$(0.14)	$(0.06)
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $5.9 million for the three months ended March 31, 2019, as compared to the same period in 2018, due to the cumulative impact of our 2018 acquisitions, as well as our acquisition activity during the first quarter of 2019.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $1.4 million for the three months ended March 31, 2019, as compared to the same period in 2018, due to the cumulative impact of our 2018 acquisitions, as well as our acquisition activity during the first quarter of 2019.
Other Expenses. Other expenses, in aggregate, increased by approximately $9.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to the following:

•
an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $4.5 million as a result of the growth in our portfolio since January 1, 2018;

•
a net decrease in expense support from the Advisor of $3.3 million due to an increase in expense support received from the Advisor of $0.2 million for the three months ended March 31, 2019, as compared to the same period in 2018, offset by a repayment of $3.5 million to the Advisor during the first quarter of 2019; and

•
an increase in interest expense of $1.0 million primarily related to an increase in average net borrowings under the line of credit of $63.0 million, as well as interest expense derived from the term loan we entered into in February 2019.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three months ended March 31, 2019, GAAP net loss attributable to common stockholders was $5.1 million, as compared to $0.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, NOI was $4.5 million as compared to $0.1 million for the three months ended March 31, 2018. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2019 and 2018.
Funds from Operations (“FFO”), Company-Defined Funds from Operations (“Company-defined FFO”) and Modified Funds from Operations (“MFFO”)
We believe that FFO, Company-defined FFO, and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor and/or reimbursed to the Advisor pursuant to the expense support agreement are included in determining our net income (loss), which is used to determine FFO, Company-defined FFO, and MFFO. If we had not received support from the Advisor and/or reimbursed the Advisor pursuant to the expense support agreement, our FFO, Company-defined FFO, and MFFO would have been lower or higher. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 12, 2014) to March 31, 2018
(in thousands, except per share data)	2019	2018
GAAP net loss attributable to common stockholders	$(5,122)	$(403)	$(9,317)
GAAP net loss per common share	$(0.20)	$(0.14)	$(2.55)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(5,122)	$(403)	$(9,317)
Add (deduct) NAREIT-defined adjustments:
Real estate-related depreciation and amortization	3,128	66	6,669
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(9)	—	(9)
NAREIT FFO attributable to common stockholders	$(2,003)	$(337)	$(2,657)
NAREIT FFO per common share	$(0.08)	$(0.11)	$(0.73)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(2,003)	$(337)	$(2,657)
Add (deduct) Company-defined adjustments:
Acquisition expense reimbursements, related party	878	741	5,778
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(2)	—	(2)
Company-defined FFO attributable to common stockholders	$(1,127)	$404	$3,119
Company-defined FFO per common share	$(0.04)	$0.14	$0.85
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$(1,127)	$404	$3,119
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(845)	(56)	(2,518)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	2	—	2
MFFO attributable to common stockholders	$(1,970)	$348	$603
MFFO per common share	$(0.08)	$0.12	$0.16
Weighted-average shares outstanding	25,997	2,961	3,657

We believe that: (i) our FFO loss of $2.0 million, or $0.08 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $3.5 million, or $0.14 per share, for the three months ended March 31, 2019; and (ii) our FFO loss of $2.7 million, or $0.73 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $8.7 million, or $1.34 per share, for the period from inception (August 12, 2014) to March 31, 2019, are not indicative of future performance as we recently initiated the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from our public offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our public offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$3,624	$404
Investing activities	(43,588)	(11,163)
Financing activities	50,576	26,629
Net increase in cash, cash equivalents and restricted cash	$10,612	$15,870
Cash provided by operating activities during the three months ended March 31, 2019 increased by approximately $3.2 million as compared to the same period in 2018, due to growth in our property operations, partially offset by advisory fees and expense reimbursements paid to the Advisor and its affiliates. Cash used in investing activities during the three months ended March 31, 2019 increased by approximately $32.4 million as compared to the same period in 2018 due to our acquisition activity during the three months ended March 31, 2019. Cash provided by financing activities during the three months ended March 31, 2019 increased approximately $23.9 million as compared to the same period in 2018 primarily due to an increase in net proceeds raised in our offering of $56.5 million, partially offset by negative net borrowing activity of $30.3 million, which was the result of aggregate proceeds received of $118.0 million from our line of credit and term loan offset by repayments of our line of credit of $147.0 million.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loan. On February 21, 2019, we amended and restated our existing $200.0 million credit facility to provide for a $200.0 million line of credit facility and the establishment of a $200.0 million term loan. We have the ability from time to time to increase the size of the credit facility by up to an additional $200.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. As of March 31, 2019, we had $90.0 million outstanding under our term loan with an effective interest rate of 3.75%, and no amounts outstanding under our line of credit. The unused and available portions under our line of credit were $199.9 million and $20.1 million, respectively, and we have the ability to borrow an additional $110.0 million under our term loan. Our $200.0 million line of credit matures in September 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $200.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Debt Covenants. Our line of credit and term loan contain various property-level covenants, including customary affirmative and negative covenants, as well as certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of March 31, 2019.
Offering Proceeds. As of March 31, 2019, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $301.2 million ($273.0 million net of direct selling costs).
Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2019, approximately 14.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 85.8% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 36.6% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 49.2% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our initial public offering. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the second quarter of 2019, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the second quarter of 2019, or April 30, 2019, May 31, 2019 and June 30, 2019 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the second quarter of 2019 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2019
March 31	$1,295	36.6%	$503	14.2%	$—	—%	$1,744	49.2%	$3,542
Total	$1,295	36.6%	$503	14.2%	$—	—%	$1,744	49.2%	$3,542
2018
December 31	$1,153	51.1%	$—	—%	$—	—%	$1,102	48.9%	$2,255
September 30	751	52.4	—	—	—	—	681	47.6	1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$2,563	51.9%	$—	—%	$—	—%	$2,379	48.1%	$4,942

(1)
For the three months ended March 31, 2019, the Advisor provided expense support of $1.3 million. See “Note 8 to the Condensed Consolidated Financial Statements” for further detail on the expense support provided during the quarter. For the year ended December 31, 2018, the Advisor provided expense support of $5.6 million. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2018 Form 10-K for a description of the expense support agreement.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our initial public offering.
For the three months ended March 31, 2019, our cash flows provided by operating activities on a GAAP basis were $3.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $3.5 million. For the three months ended March 31, 2018, our cash flows provided by operating activities on a GAAP basis were $0.4 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $0.4 million.
Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. For the three months ended March 31, 2019, we received eligible redemption requests for approximately 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.8 million, or an average price of $10.02 per share. We had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program for the three months ended March 31, 2018. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering, including shares sold through our primary offering and our distribution reinvestment plan, and our private offering, as of May 8, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$338,241	$12,828	$6,348	$—	$357,417
DRIP	4,695	57	156	—	4,908
Private offering	62	—	62	376	500
Total offering	$342,998	$12,885	$6,566	$376	$362,825
Number of shares issued:
Primary offering	32,196	1,276	654	—	34,126
DRIP	468	6	16	—	490
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	32,671	1,288	680	—	34,639
As of May 8, 2019, approximately $1.6 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $495.1 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Acquisitions Under Contract
As of May 13, 2019, we had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $86.7 million, comprised of six industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2018 was disclosed in our 2018 Form 10-K. Except as otherwise disclosed in “Note 5 to the Condensed Consolidated Financial Statements” relating to borrowings under our line of credit and term loan, there have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2018 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of March 31, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2019, our debt outstanding consisted of borrowings under our term loan, and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of March 31, 2019, our fixed interest rate debt consisted of $0.4 million of notes payable issued pursuant to our private offering. The interest rate on these notes is fixed and therefore the notes are not subject to interest rate fluctuations. Based on our debt as of March 31, 2019, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of March 31, 2019, our variable interest rate debt consisted of $90.0 million of borrowings under our term loan. We had no amounts outstanding under our line of credit as of March 31, 2019. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $90.0 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2019, would change our annual interest expense by approximately $0.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2018 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2018 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2018 Form 10-K, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
RISKS RELATED TO INVESTING IN OUR PUBLIC OFFERING
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
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) in our calculation of NAV for periods through December 31, 2019, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2019. Beginning January 1, 2020, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2020 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2019 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2019. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of March 31, 2019, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $19.1 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for more details regarding our valuation methodologies, assumptions and procedures.

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

(in thousands)	For the Period from Inception (August 12, 2014) to March 31, 2019
Gross offering proceeds	$300,690
Selling commissions (1)	$6,393
Dealer manager fees (1)	6,484
Offering costs	15,268
Total direct selling costs incurred related to public offering (2)	$28,145
Offering proceeds, net of direct selling costs	$272,545

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

As of March 31, 2019, we owned and managed 17 buildings totaling approximately 3.2 million square feet for an aggregate total purchase price of approximately $344.8 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.
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
The preceding summary does not purport to be a complete summary of our share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.3 to this Quarterly Report on Form 10-Q.
Refer to Item 2, “Managements Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our redemption history.

The table below summarizes the redemption activity for the three months ended March 31, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2019	69,607	$10.06	69,607	—
February 28, 2019	1,910	9.81	1,910	—
March 31, 2019	4,771	9.55	4,771	—
Total	76,288	$10.02	76,288	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Amendment No. 1 to Advisory Agreement (2018), dated and effective as of January 1, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

10.2
Second Amended and Restated Expense Support Agreement, dated as of January 1, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

10.3
First Amended and Restated Credit Agreement, dated as of February 21, 2019, by and among BCI IV Operating Partnership LP, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent; Bank of America, N.A., as Syndication Agent; U.S. Bank, National Association, as Revolving Credit Facility Documentation Agent; JPMorgan Chase Bank, N.A., as Term Facility Documentation Agent; Wells Fargo Securities, LLC, as a Revolving Credit Facility Joint Lead Arranger and Joint Bookrunner and a Term Facility Joint Lead Arranger and Joint Bookrunner; Merrill Lynch, Pierce, Fenner & Smith Incorporated or its affiliate, as a Revolving Credit Facility Joint Lead Arranger and Joint Bookrunner and a Term Facility Joint Lead Arranger and Joint Bookrunner; and U.S. Bank, National Association, as a Revolving Credit Facility Joint Lead Arranger. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 27, 2019.

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

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, filed on May 14, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

May 14, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

May 14, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)