Form 10-Q
period 2019-06-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2019-08-12
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
As of August 6, 2019, there were 38,760,023 shares of the registrant’s Class T common stock, 1,897,509 shares of the registrant’s Class W common stock and 968,244 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$606,213	$301,371
Cash and cash equivalents	41,395	19,016
Restricted cash	30	5
Straight-line and tenant receivables	2,714	1,394
Due from affiliates	3	517
Acquisition deposits	150	675
Other assets	772	475
Total assets	$651,277	$323,453
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$3,536	$1,190
Debt, net	280,339	117,833
Notes payable to stockholders, net of debt issuance costs	376	376
Due to affiliates	24,179	18,439
Distributions payable	1,683	920
Distribution fees payable to affiliates	13,299	7,457
Other liabilities	11,597	5,465
Total liabilities	335,009	151,680
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	723	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 34,722 and 19,759 shares issued and outstanding, respectively	347	198
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 1,480 and 161 shares issued and outstanding, respectively	15	2
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 791 and 345 shares issued and outstanding, respectively	8	3
Additional paid-in capital	337,563	180,125
Accumulated deficit	(22,389)	(8,556)
Total stockholders’ equity	315,544	171,772
Noncontrolling interests	1	1
Total equity	315,545	171,773
Total liabilities and equity	$651,277	$323,453
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$7,001	$790	$12,964	$883
Total revenues	7,001	790	12,964	883
Operating expenses:
Rental expenses	1,549	143	2,971	156
Real estate-related depreciation and amortization	3,887	461	7,015	527
General and administrative expenses	638	401	1,243	696
Advisory fees, related party	1,547	320	2,735	334
Acquisition expense reimbursements, related party	696	1,254	1,574	1,995
Other expense reimbursements, related party	491	326	963	572
Total operating expenses	8,808	2,905	16,501	4,280
Other expenses:
Interest expense and other	1,154	324	2,355	507
Total other expenses	1,154	324	2,355	507
Total expenses before expense support	9,962	3,229	18,856	4,787
Total expense support from (reimbursement to) the Advisor, net	1,045	1,400	(1,160)	2,462
Net expenses after expense support	(8,917)	(1,829)	(20,016)	(2,325)
Net loss	(1,916)	(1,039)	(7,052)	(1,442)
Net loss attributable to redeemable noncontrolling interest	4	—	18	—
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to common stockholders	$(1,912)	$(1,039)	$(7,034)	$(1,442)
Weighted-average shares outstanding	34,452	6,248	30,248	4,614
Net loss per common share - basic and diluted	$(0.06)	$(0.17)	$(0.23)	$(0.31)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	3,929	$39	$34,763	$(1,007)	$1	$33,796
Net loss	—	—	—	(1,039)	—	(1,039)
Issuance of common stock	3,562	36	37,247	—	—	37,283
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,116)	—	—	(4,116)
Trailing distribution fees	—	—	(1,477)	147	—	(1,330)
Distributions to stockholders	—	—	—	(851)	—	(851)
Balance as of June 30, 2018	7,491	$75	$66,417	$(2,750)	$1	$63,743
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	28,700	$286	$259,611	$(16,600)	$1	$243,298
Net loss ($4 allocated to redeemable noncontrolling interest)	—	—	—	(1,912)	—	(1,912)
Issuance of common stock	8,318	84	86,886	—	—	86,970
Share-based compensation	—	—	56	—	—	56
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,066)	—	—	(5,066)
Trailing distribution fees	—	—	(3,666)	818	—	(2,848)
Redemptions of common stock	(25)	—	(245)	—	—	(245)
Distributions to stockholders	—	—	—	(4,695)	—	(4,695)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(13)	—	—	(13)
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$1	$315,545
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$1	$10,606
Net loss	—	—	—	(1,442)	—	(1,442)
Issuance of common stock	6,253	63	65,374	—	—	65,437
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(7,231)	—	—	(7,231)
Trailing distribution fees	—	—	(2,585)	213	—	(2,372)
Distributions to stockholders	—	—	—	(1,255)	—	(1,255)
Balance as of June 30, 2018	7,491	$75	$66,417	$(2,750)	$1	$63,743
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$1	$171,773
Net loss ($18 allocated to redeemable noncontrolling interest)	—	—	—	(7,034)	—	(7,034)
Issuance of common stock	16,829	168	175,236	—	—	175,404
Share-based compensation	—	—	359	—	—	359
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(9,834)	—	—	(9,834)
Trailing distribution fees	—	—	(7,278)	1,438	—	(5,840)
Redemptions of common stock	(101)	(1)	(1,008)	—	—	(1,009)
Distributions to stockholders	—	—	—	(8,237)	—	(8,237)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(37)	—	—	(37)
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$1	$315,545
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(7,052)	$(1,442)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	7,015	527
Straight-line rent and amortization of above- and below-market leases	(1,752)	(387)
Amortization of debt issuance costs	466	213
Share-based compensation	359	—
Changes in operating assets and liabilities:
Tenant receivables and other assets	(152)	120
Accounts payable and accrued liabilities	1,615	512
Due from / to affiliates, net	4,082	1,947
Net cash provided by operating activities	4,581	1,490
Investing activities:
Real estate acquisitions	(253,093)	(148,918)
Acquisition deposits	(150)	—
Capital expenditures	(556)	(180)
Net cash used in investing activities	(253,799)	(149,098)
Financing activities:
Proceeds from line of credit	170,000	78,500
Repayments of line of credit	(147,000)	—
Proceeds from term loan	90,000	—
Debt issuance costs paid	(1,348)	(717)
Proceeds from issuance of common stock	164,800	62,065
Distributions paid to common stockholders	(2,503)	(343)
Distribution fees paid to affiliates	(1,318)	(163)
Redemptions of common stock	(1,009)	—
Net cash provided by financing activities	271,622	139,342
Net increase (decrease) in cash, cash equivalents and restricted cash	22,404	(8,266)
Cash, cash equivalents and restricted cash, at beginning of period	19,021	11,046
Cash, cash equivalents and restricted cash, at end of period	$41,425	$2,780
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Redeemable Noncontrolling Interest
BCI IV Advisors Group LLC (the “Sponsor”) holds, either directly or indirectly, partnership units in the Company’s operating partnership (“OP Units”), which were issued as payment of the performance component of the advisory fee for the year ended December 31, 2018 pursuant to the amended and restated advisory agreement (the “Advisory Agreement”) by and among the

Company, BCI IV Operating Partnership LP (the “Operating Partnership”) and BCI IV Advisors LLC (the “Advisor”). The Company has classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the Sponsor has the ability to redeem its OP units at the election of the Sponsor. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period.
Reclassifications
Certain items in the Company’s condensed consolidated balance sheets for 2018 have been reclassified to conform to the 2019 presentation. Debt issuance costs related to the line of credit have been reclassified from assets to liabilities and are presented on the condensed consolidated balance sheets as a direct deduction from the related debt liability.
3. REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties, all of which were determined to be asset acquisitions, during the six months ended June 30, 2019:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
Airport Industrial Center	1/8/2019	1	$8,136
Kelly Trade Center	1/31/2019	1	15,340
7A Distribution Center	2/11/2019	1	12,151
Quakerbridge Distribution Center	3/11/2019	1	8,594
Hebron Airpark Logistics Center	5/30/2019	1	11,800
Las Vegas Light Industrial Portfolio	5/30/2019	4	59,271
Monte Vista Industrial Center	6/7/2019	1	15,539
King of Prussia Core Infill Portfolio	6/21/2019	5	31,978
Dallas Infill Industrial Portfolio (2)	6/28/2019	5	116,055
Edison Distribution Center	6/28/2019	1	27,598
Total Acquisitions		21	$306,462

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

(2)	Includes debt assumed at fair value as of the acquisition date of $50.4 million, with a principal amount of $49.3 million.
During the six months ended June 30, 2019, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

(in thousands)	For the Six Months Ended June 30, 2019
Land	$91,041
Building	193,146
Intangible lease assets	26,002
Above-market lease assets	876
Below-market lease liabilities	(4,603)
Total purchase price (1)	$306,462

(1)	Total purchase price is equal to the total consideration plus any debt assumed at fair value.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2019, as of the respective date of each acquisition, was 3.9 years.

4. INVESTMENT IN REAL ESTATE
As of June 30, 2019 and December 31, 2018, the Company’s investment in real estate properties consisted of 34 and 13 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2019	December 31, 2018
Land	$182,128	$91,087
Building and improvements	382,651	188,872
Intangible lease assets	51,416	24,492
Construction in progress	633	476
Investment in real estate properties	616,828	304,927
Less accumulated depreciation and amortization	(10,615)	(3,556)
Net investment in real estate properties	$606,213	$301,371
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2019 and December 31, 2018 included the following:

	As of June 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$50,294	$(4,626)	$45,668	$24,245	$(1,450)	$22,795
Above-market lease assets (1)	1,122	(59)	1,063	247	(15)	232
Below-market lease liabilities (2)	(8,644)	1,244	(7,400)	(4,042)	582	(3,460)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of June 30, 2019, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2019	$5,763	$141	$992
2020	10,733	283	1,852
2021	9,429	256	1,682
2022	7,337	203	1,311
2023	5,909	131	943
Thereafter	6,497	49	620
Total	$45,668	$1,063	$7,400

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of June 30, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	June 30, 2019	December 31, 2018
2019	$15,290	$14,354
2020	30,829	14,877
2021	28,235	14,567
2022	23,624	12,756
2023	18,242	10,834
Thereafter	37,519	21,378
Total	$153,739	$88,766
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$577	$189	$1,134	$190
Above-market lease amortization	(27)	(1)	(44)	(1)
Below-market lease amortization	357	143	662	198
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$2,122	$273	$3,840	$307
Intangible lease asset amortization	1,765	188	3,175	220

5. DEBT
The Company’s indebtedness is currently comprised of borrowings under its line of credit, term loan, and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	June 30, 2019	December 31, 2018	Maturity Date	June 30, 2019	December 31, 2018
Line of credit (1)	4.00%	4.10%	September 2020	$142,000	$119,000
Term loan (2)	3.65	—	February 2024	90,000	—
Fixed-rate mortgage notes (3)	3.71	—	August 2024 - December 2027	49,250	—
Total principal amount / weighted-average (4)	3.84%	4.10%		$281,250	$119,000
Less unamortized debt issuance costs				$(2,079)	$(1,167)
Add mark-to-market adjustment on assumed debt				1,168	—
Total debt, net				$280,339	$117,833
Gross book value of properties encumbered by debt				$116,055	$—

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of June 30, 2019, the unused portion under the line of credit was $57.9 million, and we had no amounts available.

(2)
The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The Company has the ability to borrow an additional $110.0 million under this term loan for total commitments of $200.0 million, of which $90.1 million was available as of June 30, 2019. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.

(3)
Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(4)	The weighted-average remaining term of the Company’s debt was approximately 3.1 years as of June 30, 2019, excluding any extension options on the line of credit.
As of June 30, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2019	$—	$—	$—	$—
2020	142,000	—	—	142,000
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	90,000	49,250	139,250
Total principal payments	$142,000	$90,000	$49,250	$281,250

(1)	The term of the line of credit may be extended pursuant to two one-year extension options, subject to certain conditions.
LIBOR is expected to be discontinued after 2021. As of June 30, 2019, the Company’s term loan is its only indebtedness with a maturity beyond 2021 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of June 30, 2019.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. As of June 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Line of credit	$142,000	$142,000	$119,000	$119,000
Term loan	90,000	90,000	—	—
Fixed rate mortgage notes	49,250	50,418	—	—
Notes payable to stockholders	376	376	376	376

(1)	The carrying value reflects the principal amount outstanding.
7. STOCKHOLDERS’ EQUITY
Summary of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of June 30, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$359,929	$14,732	$7,321	$—	$381,982
DRIP	5,422	85	173	—	5,680
Private offering	62	—	62	376	500
Total offering	$365,413	$14,817	$7,556	$376	$388,162
Number of shares issued:
Primary offering	34,256	1,465	751	—	36,472
DRIP	540	9	17	—	566
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	34,803	1,480	778	—	37,061

(1)	The Company pays interest on the unpaid principal amount of the notes at a fixed rate of 18.25% per annum per note payable semi-annually in arrears. The notes mature in November 2046.
As of June 30, 2019, approximately $1.6 billion in shares of common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $494.3 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares	Total Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2018
Balance as of March 31, 2018	3,634	6	289	3,929
Issuance of common stock:
Primary shares	3,526	—	3	3,529
DRIP	32	—	1	33
Balance as of June 30, 2018	7,192	6	293	7,491
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	27,542	626	532	28,700
Issuance of common stock:
Primary shares	7,005	848	256	8,109
DRIP	200	6	3	209
Redemptions	(25)	—	—	(25)
Balance as of June 30, 2019	34,722	1,480	791	36,993
FOR THE SIX MONTHS ENDED JUNE 30, 2018
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	6,172	—	35	6,207
DRIP	44	—	2	46
Balance as of June 30, 2018	7,192	6	293	7,491
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	14,645	1,311	433	16,389
DRIP	350	8	6	364
Stock grants	—	—	76	76
Redemptions	(32)	—	(69)	(101)
Balance as of June 30, 2019	34,722	1,480	791	36,993

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
June 30	$0.13625	$1,558	$2,319	$818	$4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.27250	$2,736	$4,063	$1,438	$8,237
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	496	681	255	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.54500	$1,688	$2,379	$875	$4,942

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

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018
Number of eligible shares redeemed	101	—
Aggregate dollar amount of shares redeemed	$1,009	$—
Average redemption price per share	$9.99	$—

8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s initial public offering, and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
					June 30, 2019	December 31, 2018
(in thousands)	2019	2018	2019	2018
Expensed:
Advisory fee—fixed component	$911	$145	$1,581	$159	$404	$200
Advisory fee—performance component	636	175	1,154	175	1,154	723
Acquisition expense reimbursements (1)	696	1,254	1,574	1,995	4,423	3,500
Other expense reimbursements (2)	491	326	963	572	195	299
Total	$2,734	$1,900	$5,272	$2,901	$6,176	$4,722
Additional Paid-In Capital:
Selling commissions	$1,788	$824	$3,606	$1,379	$—	$—
Dealer manager fees	1,529	838	3,330	1,530	—	—
Offering costs (3)	1,749	2,454	2,898	4,322	17,017	14,119
Distribution fees—current	818	147	1,438	213	288	168
Distribution fees—trailing (4)	2,848	1,330	5,840	2,372	13,299	7,457
Total	$8,732	$5,593	$17,112	$9,816	$30,604	$21,744

(1)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.4 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)	As of June 30, 2019, the Advisor had incurred $17.4 million of offering costs on behalf of the Company.

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

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2018 Form 10-K for a description of the expense support agreement. As of June 30, 2019, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $10.9 million. Of this amount, total reimbursements to the Advisor was $4.6 million and $6.3 million remains available to be reimbursed, subject to certain conditions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Fees deferred	$911	$145	$1,581	$159
Other expenses supported	1,209	1,255	1,834	2,303
Total expense support from Advisor	2,120	1,400	3,415	2,462
Reimbursement of previously deferred fees and other expenses supported	(1,075)	—	(4,575)	—
Total expense support from (reimbursement to) Advisor, net (1)	$1,045	$1,400	$(1,160)	$2,462

(1)
As of June 30, 2019, approximately $1.1 million was payable to the Advisor by the Company, and is included in due to affiliates on the condensed consolidated balance sheets. As of December 31, 2018, approximately $0.7 million of expense support was payable to the Company by the Advisor, and is included in due from affiliates on the condensed consolidated balance sheets.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Distributions payable	$1,683	$340
Distribution fees payable to affiliates	13,299	2,765
Distributions reinvested in common stock	3,671	465
Accrued offering costs due to the Advisor	17,017	5,171
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	723	—
Redemption value allocation adjustment to redeemable noncontrolling interest	37	—
Accrued acquisition expense reimbursements due to the Advisor	4,423	1,995
Non-cash capital expenditures	278	60
Non-cash selling commissions and dealer manager fees	6,936	2,908
Mortgage notes assumed on real estate acquisitions at fair value	50,418	—

Restricted Cash
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$19,016	$10,565
Restricted cash (1)	5	481
Cash, cash equivalents and restricted cash	$19,021	$11,046
End of period:
Cash and cash equivalents	$41,395	$2,616
Restricted cash (2)	30	164
Cash, cash equivalents and restricted cash	$41,425	$2,780

(1)
As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018.

(2)	As of June 30, 2019, restricted cash consisted of cash held in escrow in connection with a property acquisition.
10. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2019.

11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s initial public offering, including shares sold through the primary offering and the Company’s distribution reinvestment plan, and its private offering, as of August 6, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$400,961	$18,855	$9,084	$—	$428,900
DRIP	7,040	158	210	—	7,408
Private offering	62	—	62	376	500
Total offering	$408,063	$19,013	$9,356	$376	$436,808
Number of shares issued:
Primary offering	38,154	1,876	926	—	40,956
DRIP	701	16	21	—	738
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	38,862	1,898	957	—	41,717
As of August 6, 2019, approximately $1.6 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s initial public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $492.6 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Completed Acquisitions
395 Distribution Center. On August 5, 2019, the Company acquired two industrial buildings located in the Reno market. The total purchase price was $53.9 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
As of August 6, 2019, the Company had entered into a contract to acquire a property with an aggregate contract purchase price of approximately $7.0 million, comprised of one industrial building. There can be no assurance that the Company will complete the acquisition of the property under contract.

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
As of June 30, 2019, we had raised gross proceeds of approximately $388.2 million from the sale of 37.1 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of June 30, 2019, we owned and managed a real estate portfolio that included 34 industrial buildings totaling approximately 5.7 million square feet located in 12 markets throughout the U.S., with 86 customers, and was 99.1% occupied (99.6% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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
The following table sets forth the components of Aggregate Fund NAV as of June 30, 2019 and December 31, 2018:

(in thousands)	As of June 30, 2019	As of December 31, 2018
Real estate properties	$623,500	$306,550
Cash and other assets, net of other liabilities	31,249	16,257
Debt obligations	(282,418)	(119,000)
Aggregate Fund NAV	$372,331	$203,807
Total Fund Interests outstanding	37,017	20,265
The following table sets forth the NAV per Fund Interest as of June 30, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$372,331	$349,247	$14,888	$7,473	$723
Fund Interests outstanding	37,017	34,722	1,480	743	72
NAV Per Fund Interest	$10.0583	$10.0583	$10.0583	$10.0583	$10.0583
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay the Dealer Manager in future periods for shares of our common stock. As of June 30, 2019, we estimated approximately $13.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.
The valuation for our real properties as of June 30, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by our Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.4%
Discount rate / internal rate of return	6.5%
Holding period of real properties (years)	10.3
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

The valuation of our debt obligations as of June 30, 2019 was calculated in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the June 30, 2019 valuation was 3.63%.
A change in the market interest rates used could impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 0.25% would increase the fair value of our debt obligations by approximately 0.24%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 0.25% would decrease the fair value of our debt obligations by approximately 0.57%.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the six months ended June 30, 2019, we completed the following activities:

•	Our NAV was $10.0583 per share as of June 30, 2019 as compared to $10.0571 per share as of December 31, 2018.

•	We raised $175.4 million of gross equity capital from our public offering.

•
We acquired 21 industrial buildings comprising 2.9 million square feet for an aggregate total purchase price of approximately $306.5 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and debt financings.

•
In February 2019, our $200.0 million credit facility was amended and restated to provide for a $200.0 million line of credit facility and a $200.0 million term loan facility. We have the ability to increase the size of the aggregate commitment under the credit facility agreement up to $600.0 million, subject to certain conditions.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2019	December 31, 2018	June 30, 2018
Portfolio data:
Total buildings	34	13	7
Total rentable square feet	5,677	2,737	1,271
Total number of customers	86	18	10
Percent occupied of total portfolio (1)	99.1%	99.3%	91.6%
Percent leased of total portfolio (1)	99.6%	100.0%	98.6%

(1) See “Overview—General” above for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2019 Compared to the Same Periods in 2018
The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2019. We acquired our first property on February 26, 2018. As such, same store information is not provided due to the fact that there is less than a full six months of property operations for the period ended June 30, 2018.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	Change	2019	2018	Change
Net operating income:
Total rental revenues	$7,001	$790	$6,211	$12,964	$883	$12,081
Total rental expenses	(1,549)	(143)	(1,406)	(2,971)	(156)	(2,815)
Total net operating income	5,452	647	4,805	9,993	727	9,266
Other (expenses) income:
Real estate-related depreciation and amortization	(3,887)	(461)	(3,426)	(7,015)	(527)	(6,488)
General and administrative expenses	(638)	(401)	(237)	(1,243)	(696)	(547)
Advisory fees, related party	(1,547)	(320)	(1,227)	(2,735)	(334)	(2,401)
Acquisition expense reimbursements, related party	(696)	(1,254)	558	(1,574)	(1,995)	421
Other expense reimbursements, related party	(491)	(326)	(165)	(963)	(572)	(391)
Interest expense and other	(1,154)	(324)	(830)	(2,355)	(507)	(1,848)
Total expense support from (reimbursement to) the Advisor, net	1,045	1,400	(355)	(1,160)	2,462	(3,622)
Total other expenses	(7,368)	(1,686)	(5,682)	(17,045)	(2,169)	(14,876)
Net loss	(1,916)	(1,039)	(877)	(7,052)	(1,442)	(5,610)
Net loss attributable to redeemable noncontrolling interest	4	—	4	18	—	18
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to common stockholders	$(1,912)	$(1,039)	$(873)	$(7,034)	$(1,442)	$(5,592)
Weighted-average shares outstanding	34,452	6,248	28,204	30,248	4,614	25,634
Net loss per common share - basic and diluted	$(0.06)	$(0.17)	$0.11	$(0.23)	$(0.31)	$0.08
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $6.2 million and $12.1 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to growth in our portfolio over these periods.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to growth in our portfolio over these periods.
Other Expenses. Other expenses, in aggregate, increased by approximately $5.7 million and $14.9 million for the three and six months ended June 30, 2019, as compared to the same periods in 2018, primarily due to the following:

•
an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $4.9 million and $9.4 million for the three and six months ended June 30, 2019, respectively, as a result of the growth in our portfolio, as compared to the same periods in 2018;

•
a net decrease in expense support from the Advisor of $0.4 million and $3.6 million for the three and six months ended June 30, 2019, respectively, primarily due to the Company reimbursing the Advisor in 2019 for previously deferred fees and other expenses that were supported, as compared to no reimbursements during the same periods in 2018; and

•
an increase in interest expense of $0.8 million and $1.8 million for the three and six months ended June 30, 2019, respectively, primarily related to: (i) the interest expense derived from the term loan entered into in February 2019; (ii) an increase in average net borrowings under the line of credit of $0.4 million and $31.5 million for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018; and (iii) a higher aggregate weighted-average interest rate for our line of credit of 4.00% as of June 30, 2019, as compared to 3.69% as of June 30, 2018.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and six months ended June 30, 2019, GAAP net loss attributable to common stockholders was $1.9 million and $7.0 million, respectively, as compared to $1.0 million and $1.4 million for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2019, NOI was $5.5 million and $10.0 million, respectively, as compared to $0.6 million and $0.7 million for the three and six months ended June 30, 2018, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2019 and 2018.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period From Inception (August 12, 2014) to June 30, 2019
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net loss attributable to common stockholders	$(1,912)	$(1,039)	$(7,034)	$(1,442)	$(11,229)
GAAP net loss per common share	$(0.06)	$(0.17)	$(0.23)	$(0.31)	$(2.11)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(1,912)	$(1,039)	$(7,034)	$(1,442)	$(11,229)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	3,887	461	7,015	527	10,556
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(9)	—	(18)	—	(18)
NAREIT FFO attributable to common stockholders	$1,966	$(578)	$(37)	$(915)	$(691)
NAREIT FFO per common share	$0.06	$(0.09)	$0.00	$(0.20)	$(0.13)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$1,966	$(578)	$(37)	$(915)	$(691)
Add (deduct) Company-defined adjustments:
Acquisition expense reimbursements, related party	696	1,254	1,574	1,995	6,474
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(2)	—	(4)	—	(4)
Company-defined FFO attributable to common stockholders	$2,660	$676	$1,533	$1,080	$5,779
Company-defined FFO per common share	$0.08	$0.11	$0.05	$0.23	$1.09
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$2,660	$676	$1,533	$1,080	$5,779
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(907)	(331)	(1,752)	(387)	(3,425)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	2	—	4	—	4
MFFO attributable to common stockholders	$1,755	$345	$(215)	$693	$2,358
MFFO per common share	$0.05	$0.06	$(0.01)	$0.15	$0.44
Weighted-average shares outstanding	34,452	6,248	30,248	4,614	5,321
We believe that: (i) our FFO of $2.0 million, or $0.06 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $4.7 million, or $0.14 per share, for the three months ended June 30, 2019; (ii) our FFO loss of $37,000, or $0.00 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $8.2 million, or $0.27 per share, for the six months ended June 30, 2019; and (iii) our FFO loss of $0.7 million, or $0.13 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $13.4 million, or $1.48 per share, for the period from inception (August 12, 2014) to June 30, 2019, are not indicative of future performance as we recently initiated the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$4,581	$1,490
Investing activities	(253,799)	(149,098)
Financing activities	271,622	139,342
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,404	$(8,266)
Cash provided by operating activities during the six months ended June 30, 2019 increased by approximately $3.1 million as compared to the same period in 2018, due to growth in our property operations, partially offset by advisory fees and expense reimbursements paid to the Advisor and its affiliates. Cash used in investing activities during the six months ended June 30, 2019 increased by approximately $104.7 million as compared to the same period in 2018 due to our acquisition activity during the six months ended June 30, 2019. Cash provided by financing activities during the six months ended June 30, 2019 increased approximately $132.3 million as compared to the same period in 2018 primarily due to an increase in net proceeds raised in our offering of $102.7 million, as well as an increase of $33.9 million in our net borrowing activity that was comprised of aggregate proceeds received of $260.0 million from borrowing under our line of credit and term loan, which was partially offset by repayments on our line of credit of $147.0 million.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loan. On February 21, 2019, we amended and restated our existing $200.0 million credit facility to provide for a $200.0 million line of credit facility and the establishment of a $200.0 million term loan. We have the ability from time to time to increase the size of the credit facility by up to an additional $200.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. As of June 30, 2019, we had $142.0 million outstanding under our line of credit with an effective interest rate of 4.00%, and $90.0 million outstanding under our term loan with an effective interest rate of 3.65%. The unused portion under our line of credit was $57.9 million, and we had no amounts available as of June 30, 2019. We also have the ability to borrow an additional $110.0 million under our term loan, of which $90.1 million was available as of June 30, 2019. Our $200.0 million line of credit matures in September 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $200.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
LIBOR is expected to be discontinued after 2021. As of June 30, 2019, the term loan is our only indebtedness with a variable interest rate tied to LIBOR and a maturity beyond 2021. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of June 30, 2019, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 5.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of June 30, 2019.
Offering Proceeds. As of June 30, 2019, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $388.2 million ($354.9 million net of direct selling costs).
Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2019, approximately 9.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 90.8% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 41.5% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 49.3% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our initial public offering. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2019, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2019, or July 31, 2019, August 31, 2019 and September 30, 2019 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the third quarter of 2019 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2019
June 30	$2,120	45.2%	$256	5.5%	$—	—%	$2,319	49.4%	$4,695
March 31	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542
Total	$3,415	41.5%	$759	9.2%	$—	—%	$4,063	49.3%	$8,237
2018
December 31	$1,153	51.1%	$—	—%	$—	—%	$1,102	48.9%	$2,255
September 30	751	52.4	—	—	—	—	681	47.6	1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$2,563	51.9%	$—	—%	$—	—%	$2,379	48.1%	$4,942

(1)
For the six months ended June 30, 2019, the Advisor provided expense support of $3.4 million. See “Note 8 to the Condensed Consolidated Financial Statements” for further detail on the expense support provided during the quarter. For the year ended December 31, 2018, the Advisor provided expense support of $5.6 million. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2018 Form 10-K for a description of the expense support agreement.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our initial public offering.
For the six months ended June 30, 2019, our cash flows provided by operating activities on a GAAP basis were $4.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $8.2 million. For the six months ended June 30, 2018, our cash flows provided by operating activities on a GAAP basis were $1.5 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $1.3 million.
Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. For the six months ended June 30, 2019, we received eligible redemption requests for approximately 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.0 million, or an average price of $9.99 per share. We had not redeemed any shares of our common stock and had not received any eligible requests for redemption pursuant to our share redemption program for the six months ended June 30, 2018. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.

SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our initial public offering, including shares sold through our primary offering and our distribution reinvestment plan, and our private offering, as of August 6, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$400,961	$18,855	$9,084	$—	$428,900
DRIP	7,040	158	210	—	7,408
Private offering	62	—	62	376	500
Total offering	$408,063	$19,013	$9,356	$376	$436,808
Number of shares issued:
Primary offering	38,154	1,876	926	—	40,956
DRIP	701	16	21	—	738
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	38,862	1,898	957	—	41,717
As of August 6, 2019, approximately $1.6 billion in shares of our common stock remained available for sale pursuant to our initial public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $492.6 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Completed Acquisitions
395 Distribution Center. On August 5, 2019, we acquired two industrial buildings located in the Reno market. The total purchase price was $53.9 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
As of August 6, 2019, we had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $7.0 million, comprised of one industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of June 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2019, our debt outstanding consisted of borrowings under our line of credit, term loan, mortgage notes and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of June 30, 2019, our fixed interest rate debt consisted of $49.3 million of principal borrowings under our mortgage notes and $0.4 million of notes payable issued pursuant to our private offering. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2019, the fair value and the carrying value of our fixed interest rate debt were $50.8 million and $49.7 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2019. Based on our debt as of June 30, 2019, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of June 30, 2019, our variable interest rate debt consisted of $142.0 million of borrowings under our line of credit and $90.0 million of borrowings under our term loan. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $232.0 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2019, would change our annual interest expense by approximately $0.6 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
With the exception of the risk factors set forth below, which updates the risk factors disclosed in our 2018 Form 10-K, there have been no material changes to the risk factors disclosed in our 2018 Form 10-K.
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
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) in our calculation of NAV for periods through December 31, 2019, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2019. Beginning January 1, 2020, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2020 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2019 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2019. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of June 30, 2019, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $21.5 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for more details regarding our valuation methodologies, assumptions and procedures.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to: (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed; (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed.; and (iii) the BTC II Partnership pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
On February 18, 2016, our Registration Statement on Form S-11 (File No. 333-200594), pursuant to which we are making our initial public offering of up to $2.0 billion in shares of common stock, was declared effective under the Securities Act and our initial public offering commenced the same day. Our initial public offering is a continuous offering that was initially expected to end no later than February 18, 2019. On January 4, 2019, we filed a new registration statement for the offering of up to $2.0 billion in Class T shares, Class W shares and Class I shares of common stock, consisting of up to $1.5 billion offered in the primary offering and up to $500.0 million offered under the distribution reinvestment plan. We may reallocate amounts between the primary offering and distribution reinvestment plan. This new registration statement is not yet effective and our initial public offering will continue until the time that such registration statement becomes effective.
The table below summarizes the gross offering proceeds raised from our initial public offering, including shares issued pursuant to our distribution reinvestment plan; the direct selling costs incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs.

(in thousands)	For the Period from Inception (August 12, 2014) to June 30, 2019
Gross offering proceeds	$387,662
Selling commissions (1)	$8,181
Dealer manager fees (1)	8,013
Offering costs	17,017
Total direct selling costs incurred related to public offering (2)	$33,211
Offering proceeds, net of direct selling costs	$354,451

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

As of June 30, 2019, we owned and managed 34 buildings totaling approximately 5.7 million square feet for an aggregate total purchase price of approximately $605.3 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.
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
Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our redemption history.
The table below summarizes the redemption activity for the three months ended June 30, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
April 30, 2019	8,740	$9.63	8,740	—
May 31, 2019	13,134	9.82	13,134	—
June 30, 2019	3,274	9.81	3,274	—
Total	25,148	$9.75	25,148	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

Exhibit Number	Description

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

4.3	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

10.1*	Purchase Agreement, dated May 13, 2019, by and among TLF Logistics II Cameron Business Center, LLC, TLF Logistics II Eldorado Business Center, LLC and BCI IV Acquisitions LLC.

10.2*	Purchase and Sale Agreement, dated May 15, 2019, by and among Pioneer Industrial, LLC, Pioneer Parking Lot, LLC, Cava Northgate Industrial LLC and BCI IV Acquisitions LLC.

10.3*	Amended and Restated Advisory Agreement (2019), dated June 12, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2018.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed on August 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

August 12, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

August 12, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)