Form 10-Q
period 2019-09-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2019-11-12
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
As of November 6, 2019, there were 42,931,941 shares of the registrant’s Class T common stock, 2,348,302 shares of the registrant’s Class W common stock and 1,204,005 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Net investment in real estate properties	$779,673	$301,371
Cash and cash equivalents	49,384	19,016
Restricted cash	—	5
Straight-line and tenant receivables	3,529	1,394
Due from affiliates	31	517
Acquisition deposits	500	675
Other assets	2,812	475
Total assets	$835,929	$323,453
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$6,135	$1,190
Debt, net	391,227	117,833
Notes payable to stockholders, net of debt issuance costs	376	376
Due to affiliates	26,174	18,439
Distributions payable	2,024	920
Distribution fees payable to affiliates	15,560	7,457
Other liabilities	14,851	5,465
Total liabilities	456,347	151,680
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	723	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 41,245 and 19,759 shares issued and outstanding, respectively	412	198
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 2,205 and 161 shares issued and outstanding, respectively	22	2
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 1,054 and 345 shares issued and outstanding, respectively	11	3
Additional paid-in capital	408,361	180,125
Accumulated deficit	(30,768)	(8,556)
Accumulated other comprehensive income	820	—
Total stockholders’ equity	378,858	171,772
Noncontrolling interests	1	1
Total equity	378,859	171,773
Total liabilities and equity	$835,929	$323,453
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues:
Rental revenues	$12,548	$2,429	$25,512	$3,312
Total revenues	12,548	2,429	25,512	3,312
Operating expenses:
Rental expenses	3,142	498	6,113	654
Real estate-related depreciation and amortization	6,966	1,271	13,981	1,798
General and administrative expenses	574	325	1,817	1,021
Advisory fees, related party	2,151	525	4,886	859
Acquisition expense reimbursements, related party	793	1,465	2,367	3,460
Other expense reimbursements, related party	482	335	1,445	907
Total operating expenses	14,108	4,419	30,609	8,699
Other expenses:
Interest expense and other	2,776	894	5,131	1,401
Total other expenses	2,776	894	5,131	1,401
Total expenses before expense support	16,884	5,313	35,740	10,100
Total expense support from (reimbursement to) the Advisor, net	658	1,354	(502)	3,816
Net expenses after expense support	(16,226)	(3,959)	(36,242)	(6,284)
Net loss	(3,678)	(1,530)	(10,730)	(2,972)
Net loss attributable to redeemable noncontrolling interest	6	—	24	—
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to common stockholders	$(3,672)	$(1,530)	$(10,706)	$(2,972)
Weighted-average shares outstanding	41,808	10,491	34,144	6,594
Net loss per common share - basic and diluted	$(0.09)	$(0.15)	$(0.31)	$(0.45)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net loss attributable to common stockholders	$(3,672)	$(1,530)	$(10,706)	$(2,972)
Change from cash flow hedging derivatives	820	—	820	—
Comprehensive loss attributable to common stockholders	$(2,852)	$(1,530)	$(9,886)	$(2,972)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	7,491	$75	$66,417	$(2,750)	$—	$1	$63,743
Net loss	—	—	—	(1,530)	—	—	(1,530)
Issuance of common stock	4,701	47	49,161	—	—	—	49,208
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,421)	—	—	—	(5,421)
Trailing distribution fees	—	—	(1,960)	256	—	—	(1,704)
Redemptions of common stock	—	—	(2)	—	—	—	(2)
Distributions to stockholders	—	—	—	(1,432)	—	—	(1,432)
Balance as of September 30, 2018	12,192	$122	$108,195	$(5,456)	$—	$1	$102,862
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$—	$1	$315,545
Net loss ($6 allocated to redeemable noncontrolling interest)	—	—	—	(3,672)	—	—	(3,672)
Change from cash flow hedging activities	—	—	—	—	820	—	820
Issuance of common stock	7,553	75	78,845	—	—	—	78,920
Share-based compensation	—	—	54	—	—	—	54
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,437)	—	—	—	(4,437)
Trailing distribution fees	—	—	(3,253)	992	—	—	(2,261)
Redemptions of common stock	(42)	—	(396)	—	—	—	(396)
Distributions to stockholders	—	—	—	(5,699)	—	—	(5,699)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(15)	—	—	—	(15)
Balance as of September 30, 2019	44,504	$445	$408,361	$(30,768)	$820	$1	$378,859
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$—	$1	$10,606
Net loss	—	—	—	(2,972)	—	—	(2,972)
Issuance of common stock	10,954	110	114,535	—	—	—	114,645
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(12,652)	—	—	—	(12,652)
Trailing distribution fees	—	—	(4,545)	469	—	—	(4,076)
Redemptions of common stock	—	—	(2)	—	—	—	(2)
Distributions to stockholders	—	—	—	(2,687)	—	—	(2,687)
Balance as of September 30, 2018	12,192	$122	$108,195	$(5,456)	$—	$1	$102,862
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss ($24 allocated to redeemable noncontrolling interest)	—	—	—	(10,706)	—	—	(10,706)
Change from cash flow hedging activities	—	—	—	—	820	—	820
Issuance of common stock	24,382	243	254,081	—	—	—	254,324
Share-based compensation	—	—	413	—	—	—	413
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(14,271)	—	—	—	(14,271)
Trailing distribution fees	—	—	(10,531)	2,430	—	—	(8,101)
Redemptions of common stock	(143)	(1)	(1,404)	—	—	—	(1,405)
Distributions to stockholders	—	—	—	(13,936)	—	—	(13,936)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(52)	—	—	—	(52)
Balance as of September 30, 2019	44,504	$445	$408,361	$(30,768)	$820	$1	$378,859
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net loss	$(10,730)	$(2,972)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	13,981	1,798
Straight-line rent and amortization of above- and below-market leases	(2,898)	(1,097)
Amortization of debt issuance costs	731	384
Share-based compensation	413	—
Other	(53)	—
Changes in operating assets and liabilities:
Tenant receivables and other assets	(1,335)	(4)
Accounts payable and accrued liabilities	3,891	901
Due from / to affiliates, net	4,600	3,134
Net cash provided by operating activities	8,600	2,144
Investing activities:
Real estate acquisitions	(428,937)	(148,918)
Acquisition deposits	(500)	(2,500)
Capital expenditures	(1,269)	(338)
Net cash used in investing activities	(430,706)	(151,756)
Financing activities:
Proceeds from line of credit	301,000	78,500
Repayments of line of credit	(277,000)	(32,500)
Proceeds from term loan	200,000	—
Debt issuance costs paid	(1,672)	(785)
Proceeds from issuance of common stock	238,059	108,543
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(4,258)	(774)
Distribution fees paid to affiliates	(2,255)	(379)
Redemptions of common stock	(1,405)	(2)
Net cash provided by financing activities	452,469	152,603
Net increase in cash, cash equivalents and restricted cash	30,363	2,991
Cash, cash equivalents and restricted cash, at beginning of period	19,021	11,046
Cash, cash equivalents and restricted cash, at end of period	$49,384	$14,037
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
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections” (“ASU 2019-07”), which updates various codification topics by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.

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
Derivative Instruments
The Company records its derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. The Company’s interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The Company does not use derivative instruments for trading or speculative purposes.

3. REAL ESTATE ACQUISITIONS
The Company acquired 100% of the following properties, all of which were determined to be asset acquisitions, during the nine months ended September 30, 2019:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
Airport Industrial Center	1/8/2019	1	$8,136
Kelly Trade Center	1/31/2019	1	15,340
7A Distribution Center	2/11/2019	1	12,151
Quakerbridge Distribution Center	3/11/2019	1	8,594
Hebron Airpark Logistics Center	5/30/2019	1	11,800
Las Vegas Light Industrial Portfolio	5/30/2019	4	59,271
Monte Vista Industrial Center	6/7/2019	1	15,539
King of Prussia Core Infill Portfolio	6/21/2019	5	31,978
Dallas Infill Industrial Portfolio (2)	6/28/2019	5	116,055
Edison Distribution Center	6/28/2019	1	27,598
395 Distribution Center	8/5/2019	2	54,018
I-80 Distribution Center	9/4/2019	4	72,009
Avenue B Industrial Center	9/11/2019	1	7,113
485 Distribution Center	9/13/2019	1	43,059
Total Acquisitions		29	$482,661

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

(2)	Includes debt assumed at fair value as of the acquisition date of $50.4 million, with a principal amount of $49.3 million.
During the nine months ended September 30, 2019, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

(in thousands)	For the Nine Months Ended September 30, 2019
Land	$133,802
Building	313,145
Intangible lease assets	42,041
Above-market lease assets	1,208
Below-market lease liabilities	(7,535)
Total purchase price (1)	$482,661

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2019, as of the respective date of each acquisition, was 4.8 years.

4. INVESTMENT IN REAL ESTATE
As of September 30, 2019 and December 31, 2018, the Company’s investment in real estate properties consisted of 42 and 13 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2019	December 31, 2018
Land	$220,662	$91,087
Building and improvements	507,060	188,872
Intangible lease assets	67,883	24,492
Construction in progress	1,720	476
Investment in real estate properties	797,325	304,927
Less accumulated depreciation and amortization	(17,652)	(3,556)
Net investment in real estate properties	$779,673	$301,371
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of September 30, 2019 and December 31, 2018 included the following:

	As of September 30, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$66,428	$(7,962)	$58,466	$24,245	$(1,450)	$22,795
Above-market lease assets (1)	1,455	(130)	1,325	247	(15)	232
Below-market lease liabilities (2)	(11,577)	1,848	(9,729)	(4,042)	582	(3,460)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of September 30, 2019, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2019	$3,757	$82	$641
2020	14,250	329	2,475
2021	11,872	302	2,010
2022	9,217	250	1,517
2023	6,517	181	854
Thereafter	12,853	181	2,232
Total	$58,466	$1,325	$9,729

Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of September 30, 2019 and December 31, 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of
(in thousands)	September 30, 2019	December 31, 2018
2019	$9,740	$14,354
2020	40,109	14,877
2021	37,778	14,567
2022	32,865	12,756
2023	26,250	10,834
Thereafter	60,242	21,378
Total	$206,984	$88,766
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$612	$535	$1,746	$725
Above-market lease amortization	(70)	(6)	(114)	(7)
Below-market lease amortization	604	181	1,266	379
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$3,629	$773	$7,469	$1,080
Intangible lease asset amortization	3,337	498	6,512	718

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	September 30, 2019	December 31, 2018	Maturity Date	September 30, 2019	December 31, 2018
Line of credit (1)	3.62%	4.10%	September 2020	$143,000	$119,000
Term loan (2)	2.58	—	February 2024	200,000	—
Fixed-rate mortgage notes (3)	3.71	—	August 2024 - December 2027	49,250	—
Total principal amount / weighted-average (4)	3.10%	4.10%		$392,250	$119,000
Less unamortized debt issuance costs				$(2,138)	$(1,167)
Add mark-to-market adjustment on assumed debt				1,115	—
Total debt, net				$391,227	$117,833
Gross book value of properties encumbered by debt				$116,145	$—

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.60% to 2.50%; or (ii) an alternative base rate plus a margin ranging from 0.60% to 1.50%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of September 30, 2019, the unused portion under the line of credit was $156.9 million, and we had $116.7 million amounts available.

(2)
The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of September 30, 2019, total commitments and borrowings for this term loan were both $200.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.

(3)
Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(4)	The weighted-average remaining term of the Company’s debt was approximately 3.3 years as of September 30, 2019, excluding any extension options on the line of credit.
As of September 30, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2019	$—	$—	$—	$—
2020	143,000	—	—	143,000
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	200,000	49,250	249,250
Total principal payments	$143,000	$200,000	$49,250	$392,250

(1)	The term of the line of credit may be extended pursuant to two one-year extension options, subject to certain conditions.
LIBOR is expected to be discontinued after 2021. As of September 30, 2019, the Company’s term loan is its only indebtedness with a maturity beyond 2021 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. During the three months ended September 30, 2019, we entered into interest rate swaps to hedge LIBOR on our term loan. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of September 30, 2019.
Derivative Instruments
To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item.
During the next 12 months, the Company estimates that approximately $0.7 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of September 30, 2019. The Company did not have any cash flow hedges as of December 31, 2018.

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2019
Interest rate swaps	4	$200,000	Other assets	$820
The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$983	$—	$983	$—
Gain reclassified from AOCI into interest expense	(163)	—	(163)	—
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	2,776	—	5,131	—

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company estimates the fair value of its financial instruments using available market information and valuation methodologies it believes to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that the Company would realize upon disposition of its financial instruments.
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2019. The Company did not have any financial instruments that were required to be measured at fair value on a recurring basis as of December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2019
Assets
Derivative instruments	$—	$820	$—	$820
Total assets measured at fair value	$—	$820	$—	$820
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of the Company’s derivative instruments.
Nonrecurring Fair Value of Financial Measurements
As of September 30, 2019 and December 31, 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Line of credit	$143,000	$143,000	$119,000	$119,000
Term loan	200,000	200,000	—	—
Fixed rate mortgage notes	49,250	50,373	—	—
Notes payable to stockholders (2)	376	376	376	376

(1)	The carrying value reflects the principal amount outstanding.

(2)	On October 1, 2019, the Company repaid the notes in their entirety, plus accrued interest.
7. STOCKHOLDERS’ EQUITY
Public Offerings
On September 5, 2019, the SEC declared the Company’s registration statement on Form S-11 with respect to its follow-on public offering of up to $2.0 billion of shares of its common stock effective, and the follow-on public offering commenced the same day. The Company’s initial public offering of up to $2.0 billion of shares of its common stock was terminated immediately upon the effectiveness of the registration statement for the follow-on offering. Under the follow-on public offering, the Company is offering up to $1.5 billion of shares of its common stock in the primary offering and up to $500.0 million of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan. The Company’s follow-on public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal and state securities laws.

Pursuant to its public offerings, the Company offered and continues to offer shares of its common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of the Company’s common stock most recently disclosed. The Company’s NAV per share is calculated as of the last calendar day of each month for each of its outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to the Company’s distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. The Company may update a previously disclosed transaction price in cases where the Company believes there has been a material change (positive or negative) to its NAV per share relative to the most recently disclosed monthly NAV per share.
Summary of the Public and Private Offerings
A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of September 30, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$426,394	$21,901	$9,934	$—	$458,229
DRIP	7,921	203	232	—	8,356
Private offering	62	—	62	376	500
Total offering	$434,377	$22,104	$10,228	$376	$467,085
Number of shares issued:
Primary offering	40,571	2,178	1,008	—	43,757
DRIP	789	21	24	—	834
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	41,367	2,205	1,042	—	44,614

(1)	On October 1, 2019, the Company repaid the notes in their entirety, plus accrued interest.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares	Total Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of June 30, 2018	7,192	6	293	7,491
Issuance of common stock:
Primary shares	4,576	50	18	4,644
DRIP	55	—	2	57
Balance as of September 30, 2018	11,823	56	313	12,192
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	34,722	1,480	791	36,993
Issuance of common stock:
Primary shares	6,315	713	257	7,285
DRIP	249	12	7	268
Redemptions	(41)	—	(1)	(42)
Balance as of September 30, 2019	41,245	2,205	1,054	44,504
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	10,748	50	53	10,851
DRIP	99	—	4	103
Balance as of September 30, 2018	11,823	56	313	12,192
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	20,960	2,024	690	23,674
DRIP	599	20	13	632
Stock grants	—	—	76	76
Redemptions	(73)	—	(70)	(143)
Balance as of September 30, 2019	41,245	2,205	1,054	44,504

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
September 30	$0.13625	$1,841	$2,866	$992	$5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.40875	$4,577	$6,929	$2,430	$13,936
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	495	681	256	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.54500	$1,687	$2,379	$876	$4,942

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

(2)
Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
	2019	2018
Number of eligible shares redeemed	142,388	243
Aggregate dollar amount of shares redeemed	$1,404,941	$2,315
Average redemption price per share	$9.87	$9.53

8. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
					September 30, 2019	December 31, 2018
(in thousands)	2019	2018	2019	2018
Expensed:
Advisory fee—fixed component	$1,367	$299	$2,948	$458	$522	$200
Advisory fee—performance component	784	226	1,938	401	1,938	723
Acquisition expense reimbursements (1)	793	1,465	2,367	3,460	4,016	3,500
Other expense reimbursements (2)	482	335	1,445	907	313	299
Total	$3,426	$2,325	$8,698	$5,226	$6,789	$4,722
Additional Paid-In Capital:
Selling commissions	$1,695	$1,129	$5,301	$2,508	$—	$—
Dealer manager fees	1,293	1,029	4,623	2,559	—	—
Offering costs (3)	1,449	3,263	4,347	7,585	18,466	14,119
Distribution fees—current	992	256	2,430	469	343	168
Distribution fees—trailing (4)	2,261	1,704	8,101	4,076	15,560	7,457
Total	$7,690	$7,381	$24,802	$17,197	$34,369	$21,744

(1)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.5 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)	As of September 30, 2019, the Advisor had incurred $19.3 million of offering costs on behalf of the Company.

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

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2018 Form 10-K for a description of the expense support agreement. As of September 30, 2019, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $12.7 million. Of this amount, total reimbursements to the Advisor was $5.7 million, and $7.0 million remains available to be reimbursed, subject to certain conditions.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Fees deferred	$1,367	$299	$2,948	$458
Other expenses supported	409	1,055	2,243	3,358
Total expense support from Advisor	1,776	1,354	5,191	3,816
Reimbursement of previously deferred fees and other expenses supported	(1,118)	—	(5,693)	—
Total expense support from (reimbursement to) Advisor, net (1)	$658	$1,354	$(502)	$3,816

(1)
As of September 30, 2019, approximately $1.1 million was payable to the Advisor by the Company, and is included in due to affiliates on the condensed consolidated balance sheets. As of December 31, 2018, approximately $0.7 million of expense support was payable to the Company by the Advisor, and is included in due from affiliates on the condensed consolidated balance sheets.

9. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Distributions payable	$2,024	$554
Distribution fees payable to affiliates	15,560	4,471
Distributions reinvested in common stock	6,346	1,035
Accrued offering costs due to the Advisor	18,466	8,434
Redeemable noncontrolling interest issued as settlement of performance component of the Advisory fee	723	—
Redemption value allocation adjustment to redeemable noncontrolling interest	52	—
Accrued acquisition expense reimbursements due to the Advisor	4,016	2,910
Non-cash capital expenditures	931	192
Non-cash selling commissions and dealer manager fees	9,924	5,067
Mortgage notes assumed on real estate acquisitions at fair value	50,418	—

Restricted Cash
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Beginning of period:
Cash and cash equivalents	$19,016	$10,565
Restricted cash (1)	5	481
Cash, cash equivalents and restricted cash	$19,021	$11,046
End of period:
Cash and cash equivalents	$49,384	$13,873
Restricted cash (2)	—	164
Cash, cash equivalents and restricted cash	$49,384	$14,037

(1)
As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018.

(2)	As of September 30, 2018, restricted cash consisted of cash held in escrow in connection with a property acquisition.
10. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2019.

11. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan, and its private offering, as of November 6, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$442,484	$23,454	$11,460	$—	$477,398
DRIP	9,827	313	282	—	10,422
Private offering	62	—	62	376	500
Total offering	$452,373	$23,767	$11,804	$376	$488,320
Number of shares issued:
Primary offering	42,100	2,333	1,163	—	45,596
DRIP	978	31	28	—	1,037
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	43,085	2,370	1,201	—	46,656
As of November 6, 2019, approximately $1.98 billion in shares of the Company’s common stock remained available for sale pursuant to the Company’s follow-on public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $497.9 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.
Acquisitions Under Contract
As of November 6, 2019, the Company had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $41.7 million, comprised of two industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.
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
On September 5, 2019 the SEC declared our registration statement on Form S-11 with respect to our follow-on public offering of up to $2.0 billion of shares of our common stock effective, and the follow-on public offering commenced the same day. Our initial public offering was terminated immediately upon the effectiveness of the registration statement for the follow-on offering. Under the follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in our primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan. Our follow-on public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal securities laws.
Pursuant to our public offerings, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See “Net Asset Value” below for further detail.
As of September 30, 2019, we had raised gross proceeds of approximately $467.1 million from the sale of 44.6 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public and private offerings.
As of September 30, 2019, we owned and managed a real estate portfolio that included 42 industrial buildings totaling approximately 7.6 million square feet located in 13 markets throughout the U.S., with 96 customers, and was 97.2% occupied (97.9% leased) with a weighted-average remaining lease term (based on square feet) of 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. See our valuation procedures, incorporated by reference as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by Altus Group U.S. Inc. (the “Independent Valuation Firm”). All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation procedures and such appraisals are reviewed by the Independent Valuation Firm. As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of September 30, 2019 and December 31, 2018:

(in thousands)	As of September 30, 2019	As of December 31, 2018
Real estate properties	$807,050	$306,550
Cash and other assets, net of other liabilities	34,251	16,257
Debt obligations	(393,374)	(119,000)
Aggregate Fund NAV	$447,927	$203,807
Total Fund Interests outstanding	44,531	20,265
The following table sets forth the NAV per Fund Interest as of September 30, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$447,927	$414,878	$22,181	$10,145	$723
Fund Interests outstanding	44,531	41,245	2,205	1,009	72
NAV Per Fund Interest	$10.0587	$10.0587	$10.0587	$10.0587	$10.0587
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2019, we estimated approximately $15.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.
The valuation for our real properties as of September 30, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.5%
Discount rate / internal rate of return	6.5%
Holding period of real properties (years)	10.0

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the hypothetical changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%
The valuation of our debt obligations as of September 30, 2019 was calculated in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the September 30, 2019 valuation was 3.34%.
A change in the market interest rates used could impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 25 basis points would increase the fair value of our debt obligations by approximately 0.16%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 25 basis points would decrease the fair value of our debt obligations by approximately 0.68%.
Our hedge instruments are valued based on market expectations of future interest rates (the “forward interest rate curve”). All else equal, an upward shift in the forward interest rate curve would increase the value of our current hedge positions, resulting in a positive impact to our NAV, and a downward shift in the forward interest rate curve would decrease the value of our current hedge positions, resulting in a negative impact to our NAV.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During the nine months ended September 30, 2019, we completed the following activities:

•	Our NAV was $10.0587 per share as of September 30, 2019 as compared to $10.0571 per share as of December 31, 2018.

•	We raised $254.3 million of gross equity capital from our public offerings.

•
We acquired 29 industrial buildings comprising 4.9 million square feet for an aggregate total purchase price of approximately $482.7 million, exclusive of transfer taxes, due diligence expenses, and other closing costs. We funded these acquisitions with proceeds from our public offering and debt financings.

•
In February 2019, our $200.0 million credit facility was amended and restated to provide for a $200.0 million line of credit facility and a $200.0 million term loan facility. In September 2019, we expanded our line of credit facility by $100.0 million, to up to $300.0 million of commitments. We have the ability to increase the size of the aggregate commitment under the credit facility agreement up to $600.0 million, subject to certain conditions.

•
During the third quarter of 2019, we entered into interest rate swaps to hedge LIBOR on our term loan. The interest rate swaps have an aggregate notional amount of $200.0 million and effectively fix LIBOR at a weighted-average of 1.28%. Including the effects of the interest rate swaps, our term loan has an all-in interest rate ranging from 2.46% to 2.65%, depending on our consolidated leverage ratio. The interest rate swaps will expire in November 2023.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2019	December 31, 2018	September 30, 2018
Portfolio data:
Total buildings	42	13	7
Total rentable square feet	7,642	2,737	1,271
Total number of customers	96	18	10
Percent occupied of total portfolio (1)	97.2%	99.3%	98.6%
Percent leased of total portfolio (1)	97.9%	100.0%	98.6%

(1) See “Overview—General” above for a description of the occupied and leased rates.
Results for the Three and Nine Months Ended September 30, 2019 Compared to the Same Periods in 2018
The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. We acquired our first property on February 26, 2018. As such, same store information is not provided due to the fact that there is less than a full nine months of property operations for the period ended September 30, 2018.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	Change	2019	2018	Change
Net operating income:
Total rental revenues	$12,548	$2,429	$10,119	$25,512	$3,312	$22,200
Total rental expenses	(3,142)	(498)	(2,644)	(6,113)	(654)	(5,459)
Total net operating income	9,406	1,931	7,475	19,399	2,658	16,741
Other (expenses) income:
Real estate-related depreciation and amortization	(6,966)	(1,271)	(5,695)	(13,981)	(1,798)	(12,183)
General and administrative expenses	(574)	(325)	(249)	(1,817)	(1,021)	(796)
Advisory fees, related party	(2,151)	(525)	(1,626)	(4,886)	(859)	(4,027)
Acquisition expense reimbursements, related party	(793)	(1,465)	672	(2,367)	(3,460)	1,093
Other expense reimbursements, related party	(482)	(335)	(147)	(1,445)	(907)	(538)
Interest expense and other	(2,776)	(894)	(1,882)	(5,131)	(1,401)	(3,730)
Total expense support from (reimbursement to) the Advisor, net	658	1,354	(696)	(502)	3,816	(4,318)
Total other expenses	(13,084)	(3,461)	(9,623)	(30,129)	(5,630)	(24,499)
Net loss	(3,678)	(1,530)	(2,148)	(10,730)	(2,972)	(7,758)
Net loss attributable to redeemable noncontrolling interest	6	—	6	24	—	24
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to common stockholders	$(3,672)	$(1,530)	$(2,142)	$(10,706)	$(2,972)	$(7,734)
Weighted-average shares outstanding	41,808	10,491	31,317	34,144	6,594	27,550
Net loss per common share - basic and diluted	$(0.09)	$(0.15)	$0.06	$(0.31)	$0.45	$(0.76)
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $10.1 million and $22.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to growth in our portfolio over these periods.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $2.6 million and $5.5 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to growth in our portfolio over these periods.

Other Expenses. Other expenses, in aggregate, increased by approximately $9.6 million and $24.5 million for the three and nine months ended September 30, 2019, as compared to the same periods in 2018, primarily due to the following:

•
an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $7.6 million and $17.0 million for the three and nine months ended September 30, 2019, respectively, as a result of the growth in our portfolio, as compared to the same periods in 2018;

•
an increase in interest expense of $1.9 million and $3.7 million for the three and nine months ended September 30, 2019, respectively, primarily related to: (i) the interest expense derived from the term loan entered into in February 2019 and the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019; and (ii) an increase in average net borrowings under the line of credit of $15.8 million and $26.2 million for the three and nine months ended September 30, 2019, respectively, as compared to the same periods in 2018; and

•
a net decrease in expense support from the Advisor of $0.7 million and $4.3 million for the three and nine months ended September 30, 2019, respectively, primarily due to the reimbursement to the Advisor in 2019 for previously deferred fees and other expenses that were supported, as compared to no reimbursements during the same periods in 2018.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. For the three and nine months ended September 30, 2019, GAAP net loss attributable to common stockholders was $3.7 million and $10.7 million, respectively, as compared to $1.5 million and $3.0 million for the three and nine months ended September 30, 2018, respectively. For the three and nine months ended September 30, 2019, NOI was $9.4 million and $19.4 million, respectively, as compared to $1.9 million and $2.7 million for the three and nine months ended September 30, 2018, respectively. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our financial condition and results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2019 and 2018.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period From Inception (August 12, 2014) to September 30, 2019
(in thousands, except per share data)	2019	2018	2019	2018
GAAP net loss attributable to common stockholders	$(3,672)	$(1,530)	$(10,706)	$(2,972)	$(14,901)
GAAP net loss per common share	$(0.09)	$(0.15)	$(0.31)	$(0.45)	$(2.07)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(3,672)	$(1,530)	$(10,706)	$(2,972)	$(14,901)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	6,966	1,271	13,981	1,798	17,522
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(14)	—	(32)	—	(32)
NAREIT FFO attributable to common stockholders	$3,280	$(259)	$3,243	$(1,174)	$2,589
NAREIT FFO per common share	$0.08	$(0.02)	$0.09	$(0.18)	$0.36
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$3,280	$(259)	$3,243	$(1,174)	$2,589
Add (deduct) Company-defined adjustments:
Acquisition expense reimbursements, related party	793	1,465	2,367	3,460	7,267
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(1)	—	(5)	—	(5)
Company-defined FFO attributable to common stockholders	$4,072	$1,206	$5,605	$2,286	$9,851
Company-defined FFO per common share	$0.10	$0.11	$0.16	$0.35	$1.37
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$4,072	$1,206	$5,605	$2,286	$9,851
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(1,146)	(710)	(2,898)	(1,097)	(4,571)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	3	—	7	—	7
MFFO attributable to common stockholders	$2,929	$496	$2,714	$1,189	$5,287
MFFO per common share	$0.07	$0.05	$0.08	$0.18	$0.73
Weighted-average shares outstanding	41,808	10,491	34,144	6,594	7,211
We believe that: (i) our NAREIT FFO of $3.3 million, or $0.08 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $5.7 million, or $0.14 per share, for the three months ended September 30, 2019; (ii) our NAREIT FFO of $3.2 million, or $0.09 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $13.9 million, or $0.41 per share, for the nine months ended September 30, 2019; and (iii) our NAREIT FFO of $2.6 million, or $0.36 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $19.1 million, or $1.61 per share, for the period from inception (August 12, 2014) to September 30, 2019, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2019	2018
Total cash provided by (used in):
Operating activities	$8,600	$2,144
Investing activities	(430,706)	(151,756)
Financing activities	452,469	152,603
Net increase in cash, cash equivalents and restricted cash	$30,363	$2,991
Cash provided by operating activities during the nine months ended September 30, 2019 increased by approximately $6.5 million as compared to the same period in 2018, due to growth in our property operations as a result of new acquisitions, partially offset by advisory fees and expense reimbursements paid to the Advisor and its affiliates. Cash used in investing activities during the nine months ended September 30, 2019 increased by approximately $279.0 million as compared to the same period in 2018 due to our acquisition activity during the nine months ended September 30, 2019. Cash provided by financing activities during the nine months ended September 30, 2019 increased approximately $299.9 million as compared to the same period in 2018 primarily due to an increase of $177.1 million in our net borrowing activity, as well as an increase in net proceeds raised in our public offerings of $127.6 million.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loan. On February 21, 2019, we amended and restated our existing $200.0 million credit facility to provide for a $200.0 million line of credit facility and the establishment of a $200.0 million term loan. On September 20, 2019, we expanded our line of credit facility by $100.0 million, to up to $300.0 million of commitments. We have the ability from time to time to increase the size of the credit facility by up to an additional $100.0 million for a total of up to $600.0 million, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the credit facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. As of September 30, 2019, we had $143.0 million outstanding under our line of credit with an effective interest rate of 3.62%, and $200.0 million outstanding under our term loan with an effective interest rate of 2.58%, which includes the effect of the interest rate swap agreements. The unused portion under our line of credit was $156.9 million, and we had $116.7 million amounts available as of September 30, 2019. There were no unused nor available amounts under our term loan as of September 30, 2019. Our $300.0 million line of credit matures in September 2020, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $200.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
LIBOR is expected to be discontinued after 2021. As of September 30, 2019, the term loan is our only indebtedness with a maturity beyond 2021 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. During the three months ended September 30, 2019, we entered into interest rate swaps to hedge LIBOR on our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of September 30, 2019, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 5.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with our debt covenants as of September 30, 2019.
Offering Proceeds. As of September 30, 2019, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $467.1 million ($429.4 million net of direct selling costs).
Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2019, approximately 13.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 87.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 37.3% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 49.7% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2019, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2019, or October 31, 2019, November 29, 2019 and December 31, 2019 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the fourth quarter of 2019 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2019
September 30	$1,776	31.2%	$1,057	18.5%	$—	—%	$2,866	50.3%	$5,699
June 30	2,120	45.2	256	5.5	—	—	2,319	49.4	4,695
March 31	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542
Total	$5,191	37.3%	$1,816	13.0%	$—	—%	$6,929	49.7%	$13,936
2018
December 31	$1,153	51.1%	$—	—%	$—	—%	$1,102	48.9%	$2,255
September 30	751	52.4	—	—	—	—	681	47.6	1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$2,563	51.9%	$—	—%	$—	—%	$2,379	48.1%	$4,942

(1)
For the nine months ended September 30, 2019, the Advisor provided expense support of $5.2 million. See “Note 8 to the Condensed Consolidated Financial Statements” for further detail on the expense support provided during the quarter. For the year ended December 31, 2018, the Advisor provided expense support of $5.6 million. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2018 Form 10-K for a description of the expense support agreement.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.
For the nine months ended September 30, 2019, our cash flows provided by operating activities on a GAAP basis were $8.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $13.9 million. For the nine months ended September 30, 2018, our cash flows provided by operating activities on a GAAP basis were $2.1 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $2.7 million.
Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. For the nine months ended September 30, 2019, we received eligible redemption requests for approximately 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.4 million, or an average price of $9.87 per share. For the nine months ended September 30, 2018, we received eligible redemption requests for 243 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2,315, or an average price of $9.53 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.
SUBSEQUENT EVENTS
Status of the Public and Private Offerings
A summary of our public offerings, including shares sold through our primary offering and our distribution reinvestment plan, and our private offering, as of November 6, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders	Total
Amount of gross proceeds raised:
Primary offering	$442,484	$23,454	$11,460	$—	$477,398
DRIP	9,827	313	282	—	10,422
Private offering	62	—	62	376	500
Total offering	$452,373	$23,767	$11,804	$376	$488,320
Number of shares issued:
Primary offering	42,100	2,333	1,163	—	45,596
DRIP	978	31	28	—	1,037
Private offering	7	—	7	—	14
Stock dividends	—	6	3	—	9
Total offering	43,085	2,370	1,201	—	46,656
As of November 6, 2019, approximately $1.98 billion in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $497.9 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Acquisitions Under Contract
As of November 6, 2019, we had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $41.7 million, comprised of two industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Form 10-K. As of September 30, 2019, our critical accounting estimates have not changed from those described in our 2018 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2019, our debt outstanding consisted of borrowings under our line of credit, term loan, mortgage notes and notes payable to investors in our private offering.
Fixed Interest Rate Debt. As of September 30, 2019, our fixed interest rate debt consisted of $200.0 million of borrowings under our term loan, $49.3 million of principal borrowings under our mortgage notes and $0.4 million of notes payable issued pursuant to our private offering. The interest rate on the borrowings under our term loan is effectively fixed through the use of interest rate swap agreements.The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2019, the fair value and the carrying value of our fixed interest rate debt were $250.7 million and $249.6 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2019. Based on our debt as of September 30, 2019, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of September 30, 2019, our variable interest rate debt consisted of $143.0 million of borrowings under our line of credit. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2019, we were exposed to market risks related to fluctuations in interest rates on $143.0 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of September 30, 2019, would change our annual interest expense by approximately $0.7 million.
Derivative Instruments. As of September 30, 2019, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $200.0 million. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) in our calculation of NAV for periods through December 31, 2019, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2019. Beginning January 1, 2020, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2020 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2019 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2019. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of September 30, 2019, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $22.6 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for more details regarding our valuation methodologies, assumptions and procedures.

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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims arising under the Securities Act or the Exchange Act. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds
We registered $2.0 billion in shares of our common stock pursuant to our initial public offering, which was terminated on September 5, 2019. We sold $466.6 million of shares of our common stock. The table below summarizes the gross offering proceeds raised from our initial public offering, including shares issued pursuant to our distribution reinvestment plan; the direct selling costs incurred by certain of our affiliates on our behalf in connection with the issuance and distribution of our registered securities; and the offering proceeds net of those direct selling costs.

(in thousands)	For the Period from Inception (August 12, 2014) to September 30, 2019
Gross offering proceeds	$466,585
Selling commissions (1)	$9,876
Dealer manager fees (1)	9,306
Offering costs	18,466
Total direct selling costs incurred related to public offering (2)	$37,648
Offering proceeds, net of direct selling costs	$428,937

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

As of September 30, 2019, we owned and managed 42 buildings totaling approximately 7.6 million square feet for an aggregate total purchase price of approximately $781.0 million, exclusive of transfer taxes, due diligence expenses, and other closing costs.
As of September 30, 2019, all proceeds from our initial public offering had been deployed.
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
Under our share redemption program, we may redeem during any calendar month shares whose aggregate value (based on the price at which the shares are redeemed) is 2.0% of our aggregate NAV as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5.0% of our aggregate NAV as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2.0% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2.0% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5.0% of our aggregate NAV as of the last calendar day of the prior calendar quarter.
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

The table below summarizes the redemption activity for the three months ended September 30, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
July 31, 2019	9,607	$9.64	9,607	—
August 31, 2019	11,822	9.83	11,822	—
September 30, 2019	19,523	9.56	19,523	—
Total	40,952	$9.66	40,952	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

Exhibit Number	Description

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

4.1	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3	Form of Subscription Agreement. Incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A (File No. 333-229136) on August 30, 2019.

10.1
Purchase and Sale Agreement, dated August 29, 2019, by and among DP Clark Garson Road 1 LLC, DP Clark Garson Road 2 LLC and BCI IV Acquisitions LLC. Incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-11/A (File No. 333-229136) on August 30, 2019.

10.2
Dealer Manager Agreement, dated September 5, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2019.

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

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on November 12, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

November 12, 2019	By:	/s/ DWIGHT L. MERRIMAN III
Dwight L. Merriman III Managing Director, Chief Executive Officer (Principal Executive Officer)

November 12, 2019	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)