Form 10-K
period 2019-12-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2020-03-05
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2019 cannot be calculated because no established market exists for the registrant’s common stock.
As of March 3, 2020, there were 92,917,594 shares of the registrant’s Class T common stock, 4,690,067 shares of the registrant’s Class W common stock and 2,147,000 shares of the registrant’s Class I common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 29, 2020.

BLACK CREEK INDUSTRIAL REIT IV INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds of our public offering, the expected use of net proceeds from our public offerings, our reliance on BCI IV Advisors LLC (the “Advisor”) and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, business strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.
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
We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, BCI IV Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.
On February 18, 2016, the SEC declared our registration statement for our initial public offering of up to $2.0 billion of shares of our common stock effective. On September 5, 2019, our initial public offering was terminated immediately upon effectiveness of our registration statement for our follow-on public offering of up to $2.0 billion of shares of our common stock, and our follow-on public offering commenced the same day. Under the follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares.
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
As of December 31, 2019, we had raised gross proceeds of approximately $517.7 million from the sale of 49.5 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
As of December 31, 2019, we owned and managed a real estate portfolio that included 45 industrial buildings totaling 8.5 million square feet located in 13 markets throughout the U.S., with 103 customers, and was 98.7% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of 4.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements”for detail regarding our acquisition activity for the year ended December 31, 2019.
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement, dated June 12, 2019 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends June 12, 2020, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

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
Investment Strategy
We have and will continue to focus our investment activities on and use the proceeds raised in the offerings principally for building a national industrial warehouse operating company. Our investment activities include the acquisition, development and/or financing of income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Furthermore, it is anticipated that much of our portfolio will be leased to non-investment grade customers going forward. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market and economic information that is generally publicly available.
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
Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint ventures or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that may present greater risk than industrial properties. As of December 31, 2019, our portfolio was comprised entirely of industrial properties. See Item 2, “Properties,” for further detail.
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
Financing Objectives
We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed-rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We may source institutional or other capital through joint ventures or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

Competition
The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including Industrial Property Trust (“IPT”) and Black Creek Diversified Property Fund Inc. (“DPF”), Black Creek Industrial Fund LP (“BCIF”) and Build-To-Core Industrial Partnership III LLC (“BTC III”), some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.
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
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2019, there were two customers that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 37.6% of total annualized base rent of our properties. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
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
ITEM 1A.     RISK FACTORS
RISKS RELATED TO INVESTING IN OUR PUBLIC OFFERING
We have a limited prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other Sponsor affiliated entities may not be an accurate barometer of our future results.
We have a limited prior operating history and we may not be able to achieve our investment objectives. We have experienced net loss, as defined by GAAP. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other Sponsor affiliated entities to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other Sponsor affiliated programs in the past, present and future.
There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders do sell their shares to us, they may receive less than the price they paid.
There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month, and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since Class T shares are sold at the transaction price plus applicable upfront selling commissions and dealer manager fees, holders of Class T shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, holders of our common stock that have not held their shares for at least one year will be eligible for redemption at 95% of the transaction price on the redemption date and holders of Class T shares that have held their shares for at least one year but less than two years will be eligible for redemption at 97.5% of the transaction price on the redemption date, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of our common stock may receive less than the price they paid for their shares upon redemption by us.
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
We are offering shares of our common stock at the transaction price, plus applicable selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes as described above) and will not be based on any public market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September, subject to a 5.0% reduction, for early redemption of shares of our common stock that have not been outstanding for at least one year and a 2.5% reduction for Class T shares that have been outstanding for at least one year but less than two years. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
In order to provide liquidity to fund redemptions, we currently intend to maintain a number of sources of aggregate liquidity including cash, cash equivalents, other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities of at least 10%, and up to 20% of our equity. In addition, we may draw down amounts under our corporate line of credit. These measures may result in lower returns to our stockholders.
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
Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in our public offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. As of December 31, 2019, we had raised gross proceeds of approximately $517.7 million from the sale of approximately 49.5 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
Valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies that are used to value our properties and certain real estate‑related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate‑related assets and real estate‑related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of Altus Group U.S. Inc., a third-party valuation firm, (“Altus Group” or “Independent Valuation Firm”) and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate‑related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition to being a month old when share purchases and redemptions take place, our NAV will not represent the then‑current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV‑based fees we paid to the Advisor, the Sponsor and Black Creek Capital Markets, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our public offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption program, will generally be based on our monthly NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.
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
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. In addition, we will not include organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) in our calculation of NAV for periods through December 31, 2019, but rather will amortize them to expense on a straight-line basis over the five years following December 31, 2019. Beginning January 1, 2020, all organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees, which will affect the NAV as indicated below) incurred, as well as those expenses incurred prior to January 1, 2020 which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to advance all such organization and offering expenses through December 31, 2019 and to be reimbursed by us for such advanced organization and offering expenses ratably over the sixty months following December 31, 2019. Similarly, for NAV calculation purposes, any acquisition expenses incurred or paid which have not been reimbursed to the Advisor will not reduce NAV for periods through December 31, 2019, but rather will be amortized to expense on a straight-line basis over the eighteen months following December 31, 2019. Beginning January 1, 2020, all acquisition expenses incurred, as well as those expenses incurred prior to January 1, 2020, which will be amortized, will reduce NAV as part of our estimated income and expense accruals. We have adopted this methodology due to the Advisor’s agreement to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of organization and offering expenses and acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of December 31, 2019, the Advisor had incurred organization and offering expenses and acquisition expenses for which the Advisor had deferred reimbursement in an aggregate amount equal to $21.5 million. Our board of directors may change these or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our share redemption program. See our valuation procedures, filed as Exhibit 99.1 to this Annual Report on Form 10-K, for more details regarding our valuation methodologies, assumptions and procedures.
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
Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Firm always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Firm has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our valuation procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. The Advisor has agreed to defer reimbursement of all or a portion of acquisition expenses incurred or paid on our behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would cause the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which we refer to as a shortfall. If the reimbursement would result in a shortfall, then the Advisor will defer reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. Accordingly, during the period of the Advisor’s deferral of the reimbursement of acquisition expenses, our NAV will be higher than it would otherwise be but for the deferral, and may decrease once such deferral ends. Investors should consider this when determining to purchase shares of our common stock during the period of the deferral. As of December 31, 2019, the Advisor had incurred acquisition expenses for which the Advisor had deferred reimbursement in an amount equal to $0.1 million. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.
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
In connection with our public offering, we incur fees and expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our public offering will be based on our monthly NAV per share, our public offering may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.
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
Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, cash resulting from a waiver or deferral of fees or expense reimbursements otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the term of, and pursuant to, the Expense Support Agreement (the “Expense Support Agreement”), we expect to rely on cash resulting from the deferral of the fixed component of the advisory fee and/or expense support from the Advisor to help fund our cash distributions in excess of certain thresholds defined in the Expense Support Agreement. The Expense Support Agreement has an effective term through June 30, 2020, but may be terminated prior thereto without cause or penalty by a majority of our independent directors upon 30 days’ written notice to the Advisor. Upon the earlier of the termination or expiration of the Expense Support Agreement or upon reaching the maximum support amount of $15.0 million as further described in the Expense Support Agreement, the Advisor will not be obligated to defer fees or otherwise support our distributions, which could adversely impact our ability to pay distributions. In addition, the Advisor’s obligations under the Expense Support Agreement will immediately terminate upon the earlier to occur of (i) the termination or non-renewal of the Advisory Agreement, (ii) the delivery by us of notice to the Advisor of our intention to terminate or not renew the Advisory Agreement, (iii) our completion of a Liquidity Event or (iv) the time the Advisor has deferred or paid the maximum support amount of $15.0 million. Further, the Advisor may elect to immediately terminate its obligations under the Expense Support Agreement if we modify our calculation of FFO. Except with respect to the early termination events described above, any obligation of the Advisor to make payments under the Expense Support Agreement with respect to the calendar quarter ending June 30, 2020 will remain operative and in full force and effect through the end of such quarter. To the extent the Expense Support Agreement is no longer available, we may need to borrow additional money under our debt financings to support distributions or we may determine to reduce distributions. For the year ended December 31, 2019, approximately 8.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 91.1% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 30.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, 10.9% were funded with proceeds from financing activities and 50.0% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.
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
We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2019, 15.6%, 13.9%, 13.1% and 12.4% of our total annualized base rent was concentrated in the Southern California, Reno, Las Vegas and Pennsylvania markets, respectively. As a result of this geographic concentration, our business is dependent on the economy in these markets generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.
We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.
Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. As of December 31, 2019, our top five customers represented 22.4% of our total annualized base rent, our top ten customers represented 37.6% of our total annualized base rent and there were two customers that individually represented more than 5.0% of our total annualized base rent. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.
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
If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of our properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by recently enacted and proposed changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.
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

The recent global outbreak of COVID-19 (more commonly known as the Coronavirus) has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Customers and potential customers of the properties we own operate in industries which could be adversely affected by the disruption to business caused by the global outbreak of the Coronavirus. This could lead to impacts on our business similar to those described above. Many manufacturers of goods in China and other countries in Asia have seen a downturn in production due to the suspension of business and temporary closure of factories in an attempt to curb the spread of the illness. This may lead to a decline in imported goods from these countries, which may negatively impact the business of customers and potential customers of our properties. As the impact of the Coronavirus spreads to other parts of the world, similar impacts may occur with respect to the affected countries.
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
Our board of directors adopted a delegation of authority policy and pursuant to such policy, has established the Combined Industrial Advisors Committee, which is not a committee of our board of directors, but consists of certain of our officers and officers of the Advisor.   Our board of directors has delegated to the Combined Industrial Advisors Committee certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations and financial condition.
Our board of directors has delegated to the Combined Industrial Advisors Committee the authority to execute certain transactions and make certain decisions on our behalf.  The Combined Industrial Advisors Committee has the authority to approve certain transactions, including acquisitions, dispositions and leases, as well as to make decisions with respect to capital expenditures and borrowings, in each case so long as such investments and decisions meet certain board-approved parameters (that include limitations regarding the dollar amount of the transactions, among others) and are consistent with the requirements of our charter. There can be no assurance that the Combined Industrial Advisors Committee will be successful in applying any strategy or discretionary approach to our investment activities pursuant to this delegation of authority. Our board of directors will review the investment decisions made pursuant to this delegation of authority periodically. The prior approval of our board of directors or a committee of our independent directors will be required as set forth in our charter (including for transactions with affiliates of the Advisor) or for transactions or decisions that are outside of the board-approved parameters placed on this delegation of authority. Transactions entered into and decisions made by the Combined Industrial Advisors Committee on our behalf may be costly, difficult or impossible to unwind if our board of directors later reviews them and determines that they should not have been entered into or made.

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
Limited partners in the Operating Partnership have the right to vote on certain amendments to the sixth amended and restated limited operating partnership agreement of the Operating Partnership as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. As general partner of the Operating Partnership, we are obligated to act in a manner that is in the best interests of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders believe is not in their best interests.
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
In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the customer’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, customers may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, customers may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard became effective for annual and interim reporting periods beginning after December 15, 2018.
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
Properties that we may own or acquire that incur vacancies for a significant period of time could be difficult to sell, which could diminish the return to our stockholders.
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
RISKS RELATED TO DEBT FINANCING
We intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
As of December 31, 2019, we had approximately $463.8 million of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
Borrowings under our line of credit and portions of our borrowings under our term loan are, and certain of our future debt may be, subject to the fluctuation of market interest rates such as LIBOR, Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.
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

Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
Subject to any limitations required to maintain qualification as a REIT, we manage or may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our results of operations and financial condition.
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
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Brian Lange, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Scott Seager, Jeffrey W. Taylor, Peter M. Vanderburg, J. R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.
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
The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed: (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed,: and (iii) the BTC II Partnership pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.

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
We have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2017 and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service (“IRS”) as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Morrison & Foerster, LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Morrison & Foerster, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Morrison & Foerster, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Morrison & Foerster, LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.
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
We believe that the Operating Partnership will be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the IRS successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences described above.
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
We may purchase properties and lease them back to the sellers of such properties. There can be no assurance that the IRS will not challenge our characterization of any such sale-leaseback transaction as a “true lease.” In the event that any such sale-leaseback transaction is challenged and successfully recharacterized as a financing or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests,” the “income tests” or the “distribution requirements” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year in the event we cannot make a sufficient deficiency distribution.
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
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate and are also subject to the 3.8% Medicare tax; provided however, that all such distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income under the current tax laws that will expire if not extended at the end of 2025. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.
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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences or, generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.
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
The Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders. As a result of these changes, we may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time and we may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning before January 1, 2026. The top corporate income tax rate was reduced to 21%. There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized.
In addition, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or certain pass-through business income. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We made this irrevocable real property trade or business election for the December 31, 2018 tax year. Once made, this election is irrevocable.
Further, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages). These changes may potentially (and negatively) affect the markets in which we may invest.
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
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entire entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, our stockholders should consult with their legal and other advisors concerning the impact of ERISA and the Code on their investment and our performance.
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.

ITEM 2.     PROPERTIES
As of December 31, 2019, we owned and managed a real estate portfolio that included 45 industrial buildings totaling approximately 8.5 million square feet located in 13 markets throughout the U.S., with 103 customers, and was 98.7% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2019 acquisition activity. Our portfolio has an estimated aggregate weighted-average purchase price capitalization rate of approximately 4.6% (4.9% excluding contractual free rent during a portion of the year following acquisition of certain of the properties). The purchase price capitalization rate is based on the property’s projected cash net operating income from in-place leases for the 12 months after the date of purchase, including any contractual rent increases contained in such leases for those 12 months, divided by the purchase price for the property, exclusive of transfer taxes, due diligence expenses and other closing costs including acquisition costs.
Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.
Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2019:

Building Type	Description	% of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	75.6%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	24.4
		100.0%
Portfolio Overview and Market Diversification. As of December 31, 2019, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $5.34 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2019:

($ and square feet in thousands)	Number of Buildings	Rentable Square Feet	Occupied Rate (1)	Leased Rate (1)	Annualized Base Rent (2)	% of Total Annualized Base Rent
Austin	1	119	100.0%	100.0%	$921	2.1%
Central Valley	1	382	100.0	100.0	2,213	4.9
Cincinnati	1	152	100.0	100.0	680	1.5
Chicago	2	386	100.0	100.0	1,884	4.2
Dallas	5	1,433	100.0	100.0	5,324	11.9
D.C. / Baltimore	1	126	100.0	100.0	535	1.2
Las Vegas	5	851	100.0	100.0	5,839	13.1
New Jersey	4	725	99.6	99.6	4,237	9.5
Orlando	2	441	100.0	100.0	2,464	5.5
Pennsylvania	8	988	100.0	100.0	5,527	12.4
Reno	6	1,422	92.7	100.0	6,233	13.9
South Florida	2	282	100.0	100.0	1,884	4.2
Southern California	7	1,179	100.0	100.0	6,978	15.6
Total Portfolio	45	8,486	98.7%	100.0%	$44,719	100.0%

(1)
The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

(2)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
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

Lease Expirations. As of December 31, 2019, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.6 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2019, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet	% of Total Occupied Square Feet	Annualized Base Rent (1)	% of Total Annualized Base Rent
2020	9	250	3.0%	$1,434	3.2%
2021	22	1,120	13.4	6,184	13.8
2022	17	1,583	18.9	7,035	15.7
2023	21	1,665	19.9	9,510	21.3
2024	15	1,042	12.4	5,346	12.0
2025	8	576	6.9	3,569	8.0
2026	2	314	3.7	2,070	4.6
2027	4	364	4.3	1,653	3.7
2028	5	405	4.8	2,492	5.6
Thereafter	6	1,060	12.7	5,426	12.1
Total occupied	109	8,379	100.0%	$44,719	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
Customer Diversification. As of December 31, 2019, there were two customers that individually represented more than 5.0% of total occupied square feet and two customers that individually represented more than 5.0% of total annualized base rent. The following table reflects our 10 largest customers, based on annualized base rent, which occupied a combined 3.3 million square feet as of December 31, 2019:

Customer	% of Total Occupied Square Feet	% of Total Annualized Base Rent
The Kroger Co.	5.8%	5.8%
Patagonia, Inc.	5.6	5.2
Boyd Flotation, Inc.	3.8	4.5
Hooker Furniture Corporation	3.9	3.5
Dayton Parts, LLC	3.8	3.4
Postal Center International, Inc.	2.7	3.3
Colavita USA, L.L.C.	2.1	3.0
Automotive Parts Distribution International, LLC	4.9	3.0
City Furniture, Inc.	2.9	3.0
Almo Distributing Pennsylvania, Inc.	3.6	2.9
Total	39.1%	37.6%
The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2019:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet	% of Total Occupied Square Feet	Annualized Base Rent (1)	% of Total Annualized Base Rent
Storage / Warehousing	17	1,241	14.8%	$6,392	14.3%
Food & Beverage	8	921	11.0	5,342	11.9
Auto	9	1,322	15.8	5,219	11.7
Home Furnishings	4	906	10.8	5,086	11.4
Transportation / Logistics	8	947	11.3	4,920	11.0
Apparel / Clothing	3	468	5.6	2,344	5.2
Printing	3	405	4.8	2,273	5.1
Construction / Engineering	3	270	3.2	1,494	3.4
Computer / Electronics	8	193	2.3	1,452	3.2
Appliance	1	303	3.6	1,310	2.9
Other	45	1,403	16.8	8,887	19.9
Total	109	8,379	100.0%	$44,719	100.0%

(1)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2019, multiplied by 12.
Debt Obligations. Our indebtedness is currently comprised of borrowings under our line of credit, a term loan, and mortgage note debt. As of December 31, 2019, we had $463.8 million of indebtedness with a weighted-average interest rate of 3.04%, which includes the effect of interest rate swap agreements. The total gross book value of properties encumbered by our total debt as of December 31, 2019 was $117.0 million. See “Note 5 to the Consolidated Financial Statements” for additional information.
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
In order to assist FINRA members and their associated persons that have participated in the offer and sale of shares of our common stock pursuant to our public offerings in their efforts to comply with NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For a description of the risks associated with the determination of and reliance on a net investment value or an estimated NAV per share of our common stock, see Part I, Item 1A, “Risk Factors—Risks Related to Investing in Our Public Offering.”
We commenced calculating a NAV on June 15, 2018. The following table presents the high and low NAV per share of each class of common stock for each reported quarter within the two most recent fiscal years. Each class of common stock has had the same NAV.

Quarter	Low	High
2019
First Quarter	$10.0497	$10.0618
Second Quarter	$10.0477	$10.0583
Third Quarter	$10.0326	$10.0587
Fourth Quarter	$10.0611	$10.0763
2018
Second Quarter	$10.0032	$10.0086
Third Quarter	$10.0113	$10.0469
Fourth Quarter	$10.0481	$10.0571
Net Asset Value Calculation
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. One fundamental element of the valuation process, the valuation of our real property portfolio, is managed by Altus Group U.S., Inc., an independent valuation firm (the “Independent Valuation Firm”) approved by our board of directors, including a majority of our independent directors. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio and real estate-related assets for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions (as needed, but at least once per year as part of their annual review, described below). Although our Independent Valuation Firm or other pricing sources may consider any comments received from us or our Advisor to their individual valuations, the final estimated values of our real properties or certain other assets and liabilities are determined by the Independent Valuation Firm or other pricing source. Our Independent Valuation Firm is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. Every month our senior management team and the Independent Valuation Firm hold an NAV committee meeting to review the prior month’s adjustments to NAV and discuss any potential changes to the NAV policies and procedures which may be recommended to our board of directors. The information reviewed by this committee is summarized for our audit committee. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures. With respect to the valuation of our properties, the Independent Valuation Firm provides our board of directors with periodic valuation reports. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it (i) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Firm. See Exhibit 99.1 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Firm.
As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests. The following table sets forth the components of our NAV as of December 31, 2019 and September 30, 2019:

	As of
(in thousands)	December 31, 2019	September 30, 2019
Investments in industrial properties	$923,600	$807,050
Cash and cash equivalents	51,178	49,384
Other assets	1,423	5,334
Line of credit, term loan and mortgage notes	(464,826)	(393,749)
Other liabilities	(11,092)	(17,632)
Accrued performance component of advisory fee	(2,913)	(1,938)
Accrued fixed component of advisory fee	(593)	(522)
Aggregate Fund NAV	$496,777	$447,927
Total Fund Interests outstanding	49,302	44,531
The following table sets forth the NAV per Fund Interest as of December 31, 2019:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
As of December 31, 2019
Monthly NAV	$496,777	$455,850	$27,570	$12,633	$724
Fund Interests outstanding	49,302	45,240	2,736	1,254	72
NAV Per Fund Interest	$10.0763	$10.0763	$10.0763	$10.0763	$10.0763
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
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2019, we estimated approximately $16.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.
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
Please note that our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party. The valuation for our real properties as of December 31, 2019 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. The aggregate real property valuation of $923.6 million compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $891.5 million, representing an increase of approximately $32.1 million or 3.6%. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

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
A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the hypothetical changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Increase (Decrease) to the NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(1.5)%
The valuation of our debt obligations as of December 31, 2019 was calculated in accordance with fair value standards under GAAP. The key assumption used in the discounted cash flow analysis was the market interest rate. Market interest rates relating to the underlying debt obligations are based on unobservable Level 3 inputs, which we have determined to be our best estimate of current market interest rates of similar instruments. The weighted-average market interest rate used in the December 31, 2019 valuation was 3.19%.
A change in the market interest rates used could impact the calculation of the fair value of our debt obligations. For example, assuming all other factors remain constant, a decrease in the weighted-average market interest rate of 25 basis points would increase the fair value of our debt obligations by approximately 0.13%. Alternatively, assuming all other factors remain constant, an increase in the weighted-average market interest rate of 25 basis points would decrease the fair value of our debt obligations by approximately 0.99% as of December 31, 2019.

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
The preceding summary does not purport to be a complete summary of our share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our redemption history.
The table below summarizes the redemption activity for the three months ended December 31, 2019:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
October 31, 2019	43,687	$9.80	43,687	—
November 30, 2019	17,624	9.79	17,624	—
December 31, 2019	28,948	9.65	28,948	—
Total	90,259	$9.75	90,259	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
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
There can be no assurances that the current cash distribution rate will be maintained. In the near-term, we expect that we may need to continue to utilize cash flows from financing activities, as determined on a GAAP basis, and cash resulting from the expense support received from the Advisor to pay our cash distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2019, approximately 8.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 91.1% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically 30.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, 10.9% were funded with proceeds from financing activities and 50.0% were funded with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.
Holders
As of March 3, 2020, we had 92.9 million shares of our Class T common stock, 4.7 million shares of our Class W common stock and 2.1 million shares of our Class I common stock outstanding, held by a total of 18,557 stockholders, 874 stockholders and 548 stockholders, respectively, including shares held by our affiliates.

ITEM 6.     SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Consolidated Financial Statements and Notes to Consolidated Financial Statements.”

(in thousands, except per share data)	For the Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Operating data:
Total revenues	$40,377	$6,520	$—	$—	$—
Total operating expenses	$(47,029)	$(14,076)	$(1,223)	$(310)	$—
Total other expenses	$(8,290)	$(2,250)	$(309)	$(15)	$—
Total expenses before expense support from Advisor	$(55,319)	$(16,326)	$(1,532)	$(325)	$—
Total (reimbursement to) expense support from the Advisor, net	$(7,468)	$5,583	$1,735	$150	$—
Net (expenses) income after expense support from Advisor	$(62,787)	$(10,743)	$203	$(175)	$—
Net (loss) income	$(22,410)	$(4,223)	$203	$(175)	$—
Net (loss) income attributable to common stockholders	$(22,368)	$(4,223)	$203	$(175)	$—
Net (loss) income per common share - basic and diluted	$(0.60)	$(0.46)	$0.53	$(4.39)	$—
Weighted-average shares outstanding	37,382	9,107	381	40	20
Distributions:
Gross cash distributions declared (2)	$20,341	$4,942	$203	$11	$—
Cash distributions declared per common share (2)(3)(4)	$0.5450	$0.5450	$0.5315	$0.1295	$—
Company-defined FFO (5):
Reconciliation of net (loss) income to Company-defined FFO:
Net (loss) income attributable to common stockholders	$(22,368)	$(4,223)	$203	$(175)	$—
Total NAREIT adjustments (6)	$22,194	$3,541	$—	$—	$—
Total Company-defined adjustments (7)	$3,062	$4,900	$—	$—	$—
Company-defined FFO	$2,888	$4,218	$203	$(175)	$—
Cash flow data:
Net cash provided by (used in) operating activities	$6,453	$3,154	$264	$(482)	$—
Net cash used in investing activities	$(536,903)	$(299,953)	$—	$—	$—
Net cash provided by financing activities	$562,607	$304,774	$8,661	$2,402	$—
	As of December 31,
(in thousands, except building count and number of customers)	2019 (1)	2018 (1)	2017 (1)	2016 (1)	2015 (1)
Balance sheet data:
Cash and cash equivalents	$51,178	$19,016	$10,565	$1,640	$201
Total assets	$938,773	$323,453	$12,548	$2,530	$201
Total liabilities	$531,570	$151,680	$1,942	$415	$—
Total stockholders' equity	$406,478	$171,772	$10,605	$2,113	$200
Gross offering proceeds raised during period (8)	$304,983	$200,070	$10,190	$2,500	$—
Shares outstanding	49,275	20,265	1,238	255	20
Portfolio data:
Number of buildings	45	13	—	—	—
Rentable square feet	8,486	2,737	—	—	—
Number of customers	103	18	—	—	—

(1)
We broke escrow on our initial public offering on November 30, 2016 and commenced real estate operations on February 26, 2018 when we acquired our first property. On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of the registration statement for the follow-on offering. We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our year-over-year financial data is not directly comparable.

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

(5)
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Additional Performance Measures” for a definition of Company-defined FFO, as well as a detailed reconciliation of our net income (loss) to Company-defined FFO.

(6)	Included in our NAREIT adjustments is real estate-related depreciation and amortization.

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
On February 18, 2016, the SEC declared our registration statement for our initial public offering of up to $2.0 billion of shares of its common stock effective. On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of our registration statement for our follow-on public offering of up to $2.0 billion of shares of our common stock, and our follow-on public offering commenced the same day. Under the follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares.
Pursuant to our public offerings, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value Calculation” for further detail.
As of December 31, 2019, we had raised gross proceeds of approximately $517.7 million from the sale of 49.5 million shares of our common stock and the issuance of notes payable in our public and private offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public and private offerings.
As of December 31, 2019, we owned and managed a real estate portfolio that included 45 industrial buildings totaling approximately 8.5 million square feet located in 13 markets throughout the U.S., with 103 customers, and was 98.7% occupied (100.0% leased) with a weighted-average remaining lease term (based on square feet) of 4.6 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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
Real Estate Outlook
Overall, fundamentals for the U.S. industrial real estate sector continue to remain healthy, primarily driven by the continued growth in the U.S. economy. Both U.S. gross domestic product (“GDP”) and consumer spending, including online retailing (or e-commerce), remain positive and we believe will continue growing over the next several quarters. There is a high correlation between these statistics and industrial warehouse demand. Additionally, forecasted growth in both employment and population levels is expected to drive consumer spending growth over the longer-term, leading to increased utilization of distribution warehouses. We expect moderate economic growth in the U.S. to continue throughout 2020, which should continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.
While growth in the U.S. economy has continued, global economic growth has slowed due to structural factors and increased restrictions on international trade, such as tariffs and quotas on imports. Financial market conditions tightened significantly and volatility has persisted following the 2016 and 2018 U.S. elections especially regarding concerns over protectionism, global trade and stock market valuations. Heightened policy uncertainty in the U.S., China, and Europe will likely weigh on global economies and capital flows throughout the coming year.
Despite certain global uncertainties, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2020 to be higher than the rates on expiring leases.
Technological advancements, shifting consumer preferences, and the resultant supply-chain innovations have supported continued growth of e-commerce. The dollar volume of retail goods purchased online continues to grow significantly, averaging a 14.9% annual increase over the past five years, reaching $599.5 billion over the past year, and comprises an increasing proportion of total retail sales. Total retail sales excludes food, gas, and automobile sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly-functional warehouse space near major cities is expected to increase.
The capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.
RESULTS OF OPERATIONS
Summary of 2019 Activities
During 2019, we completed the following activities:

•	Our NAV was $10.0763 per share as of December 31, 2019 as compared to $10.0571 per share as of December 31, 2018.

•	We raised $305.0 million of gross equity capital from our public offerings.

•
We acquired 32 industrial buildings comprising 5.7 million square feet for an aggregate total purchase price of approximately $587.0 million, which is equal to the total consideration paid plus any debt assumed at fair value. We funded these acquisitions with proceeds from our public offerings and debt financings.

•
In February 2019, our $200.0 million credit facility was expanded to provide for a $200.0 million line of credit and a $200.0 million term loan. In September 2019, we expanded our line of credit by $100.0 million, for an aggregate of up to $300.0 million of commitments. During the fourth quarter of 2019, we further expanded: (i) our line of credit by $15.0 million, for an aggregate of up to $315.0 million of commitments and (ii) our term loan by $215.0 million, for an aggregate of up to $415.0 million of commitments. We have the ability to increase the size of the aggregate commitment under our line of credit and term loan from $730.0 million up to $1.0 billion, subject to certain conditions.

•
We entered into interest rate swaps during the third quarter of 2019 to hedge LIBOR on our term loan. The interest rate swaps have an aggregate notional amount of $200.0 million and effectively fix LIBOR at a weighted-average of

1.28%. Including the effects of the interest rate swaps, our term loan has an all-in interest rate ranging from 2.46% to 2.65%, depending on our consolidated leverage ratio. The interest rate swaps will expire in November 2023.
We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the years ended December 31, 2019, 2018 and 2017 are not directly comparable, nor are our results of operations for the year ended December 31, 2019 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.
Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table summarizes the changes in our results of operations for the years ended December 31, 2019 and 2018. We acquired our first property on February 26, 2018. As such, same store information is not provided due to the fact that there is less than a full year of property operations for the year ended December 31, 2018.

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	Change
Total revenues	$40,377	$6,520	$33,857
Total rental expenses	(9,779)	(1,252)	(8,527)
Total net operating income	30,598	5,268	25,330
Other income (expenses):
Real estate-related depreciation and amortization	(22,236)	(3,541)	(18,695)
General and administrative expenses	(2,485)	(1,564)	(921)
Advisory fees, related party	(7,498)	(1,624)	(5,874)
Acquisition expense reimbursements, related party	(3,068)	(4,900)	1,832
Other expense reimbursements, related party	(1,963)	(1,195)	(768)
Interest expense and other	(8,290)	(2,250)	(6,040)
Total (reimbursement to) expense support from Advisor, net	(7,468)	5,583	(13,051)
Total other expenses	(53,008)	(9,491)	(43,517)
Net loss	(22,410)	(4,223)	(18,187)
Net loss attributable to redeemable noncontrolling interest	42	—	42
Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to common stockholders	$(22,368)	$(4,223)	$(18,145)
Weighted-average shares outstanding	37,382	9,107	28,275
Net loss per common share - basic and diluted	$(0.60)	$(0.46)	$(0.14)

	As of December 31,
(square feet in thousands)	2019	2018
Portfolio data:
Total buildings	45	13
Total rentable square feet	8,486	2,737
Total number of customers	103	18
Percent occupied of total portfolio (1)	98.7%	99.3%
Percent leased of total portfolio (1)	100.0%	100.0%

(1) See “Overview—General” above for a description of the occupied and leased rates.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $33.9 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to growth in our portfolio over this period.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $8.5 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the growth in our portfolio over this period.
Other Expenses. Other expenses, in aggregate, increased by approximately $43.5 million for the year ended December 31, 2019, as compared to the same period in 2018, primarily due to the following:

•
an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $25.5 million for the year ended December 31, 2019, as a result of the growth in our portfolio, as compared to the same period in 2018;

•
the net reimbursement to the Advisor, pursuant to the expense support agreement between us and the Advisor, of previously deferred fees and other expenses that were previously supported in the amount of $7.5 million for the year ended December 31, 2019, as compared to expense support from the Advisor of $5.6 million for the year ended December 31, 2018; and

•
an increase in interest expense of $6.0 million for the year ended December 31, 2019, primarily related to the growth in our portfolio that resulted in: (i) the interest expense derived from the term loan entered into in February 2019 and the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019; and (ii) an increase in average net borrowings under our line of credit of $29.7 million for the year ended December 31, 2019, as compared to the same period in 2018.

Results for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2018 and December 31, 2017.
Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Due to the operating expenses we incurred for the four fiscal quarters ended December 31, 2019, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to our reimbursement of expense support payments to the Advisor and the fact that we are in the early stages of raising capital, the majority of our independent directors determined that the excess expenses were justified. For these purposes, operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, acquisition expenses, taxes and impairments.
ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2019 and 2018.
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

The following unaudited table presents a reconciliation of GAAP net (loss) income to NAREIT FFO, Company-defined FFO and MFFO:

	For the Year Ended December 31,			For the Period from Inception (August 12, 2014) to December 31, 2019
(in thousands, except per share data)	2019	2018	2017
GAAP net (loss) income attributable to common stockholders	$(22,368)	$(4,223)	$203	$(26,563)
GAAP net (loss) income per common share	$(0.60)	$(0.46)	$0.53	$(2.90)
Reconciliation of GAAP net (loss) income to NAREIT FFO:
GAAP net (loss) income attributable to common stockholders	$(22,368)	$(4,223)	$203	$(26,563)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	22,236	3,541	—	25,777
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(42)	—	—	(42)
NAREIT FFO attributable to common stockholders	$(174)	$(682)	$203	$(828)
NAREIT FFO per common share	0.00	$(0.07)	$0.53	$(0.09)
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$(174)	$(682)	$203	$(828)
Add (deduct) Company-defined adjustments:
Acquisition expense reimbursements, related party	3,068	4,900	—	7,968
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(6)	—	—	(6)
Company-defined FFO attributable to common stockholders	$2,888	$4,218	$203	$7,134
Company-defined FFO per common share	$0.08	$0.46	$0.53	$0.78
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$2,888	$4,218	$203	$7,134
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(4,420)	(1,673)	—	(6,093)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	8	—	—	8
MFFO attributable to common stockholders	$(1,524)	$2,545	$203	$1,049
MFFO per common share	$(0.04)	$0.28	$0.53	$0.11
Weighted-average shares outstanding	37,382	9,107	381	9,170
We believe that: (i) our NAREIT FFO loss of $0.2 million, or $0.00 per share, as compared to the cash distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $20.3 million or $0.55 per share, for the year ended December 31, 2019; and (ii) our NAREIT FFO loss of $0.8 million, or $0.09 per share, as compared to the cash distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $25.5 million, or $1.75 per share, for the period from inception (August 12, 2014) to December 31, 2019, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our cash distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements during our acquisition phase are and will be net proceeds from our public offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. We currently intend to maintain an allocation of at least 10% of our NAV to cash and cash equivalents. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our public offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, other investments, and our 10% cash allocation mentioned above, we may decide to temporarily invest any unused proceeds from our public offering in certain investments that are expected to yield lower returns than those earned on real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2019	2018	Change
Total cash provided by (used in):
Operating activities	$6,453	$3,154	$3,299
Investing activities	(536,903)	(299,953)	(236,950)
Financing activities	562,607	304,774	257,833
Net increase in cash, cash equivalents and restricted cash	$32,157	$7,975	$24,182
2019 Cash Flows Compared to 2018 Cash Flows
Cash provided by operating activities during the year ended December 31, 2019 increased by approximately $3.3 million as compared to the same period in 2018, primarily as a result of growth in our property operations, partially offset by interest expense, advisory fees and expense reimbursements paid to the Advisor and its affiliates. Cash used in investing activities during the year ended December 31, 2019 increased by approximately $237.0 million as compared to the same period in 2018, primarily due to our acquisition activity during 2019. Cash provided by financing activities during the year ended December 31, 2019 increased by approximately $257.8 million as compared to the same period in 2018, primarily due to an increase of $172.5 million in our net borrowing activity, as well as an increase in net proceeds raised in our public offerings of $94.5 million, partially offset by an increase in cash distributions and distribution fees paid to our common stockholders of $7.5 million.
2018 Cash Flows Compared to 2017 Cash Flows
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 6, 2019, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2018 and December 31, 2017.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loan. As of December 31, 2019, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had $107.0 million outstanding under our line of credit with an effective interest rate of 3.26%, and $307.5 million outstanding under our term loan with an effective interest rate of 2.85%, which includes the effect of the interest rate swap agreements. The unused portion under our line of credit was $208.0 million, and we had no amounts available as of December 31, 2019. The unused portion under our term loan was $107.5 million and we had $99.7 million available as of December 31, 2019. Our $315.0 million line of credit matures in November 2023, and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. A pledge of equity interests in our subsidiaries that directly own unencumbered properties will be provided until such time as we elect to terminate such pledges, subject to satisfaction of certain financial covenants. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loan.
LIBOR is expected to be discontinued after 2021. As of December 31, 2019, our line of credit and our term loan are the portions of our indebtedness with a maturity beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. During the year ended December 31, 2019, we entered into interest rate swaps to hedge LIBOR on $200.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of December 31, 2019, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 5.35 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, our agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2019.
Offering Proceeds. As of December 31, 2019, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $517.7 million ($475.5 million net of direct selling costs).
Distributions. We intend to continue to accrue and make cash distributions on a regular basis. For the year ended December 31, 2019, approximately 8.9% of our total gross cash distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 91.1% of our total gross cash distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 30.2% of our total gross cash distributions were paid from cash provided by expense support from the Advisor, 10.9% were funded with proceeds from financing activities and 50.0% of our total gross cash distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future cash distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 10 to the Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our cash distributions that may be paid from any of these sources. The amount of any cash distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the first quarter of 2020, our board of directors authorized monthly cash distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2020, or January 31, 2020, February 29, 2020 and March 31, 2020 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i)

$0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Cash distributions for each month of the first quarter of 2020 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on expense support from the Advisor and sources other than cash flows from operations, as determined on a GAAP basis, to pay cash distributions, which if insufficient could negatively impact our ability to pay such cash distributions. See “Note 10 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross cash distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

	Source of Cash Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)
2019
December 31	$947	14.8%	$—	—%	$2,216	34.6%	$3,242	50.6%	$6,405
September 30	1,776	31.2	1,057	18.5	—	—	2,866	50.3	5,699
June 30	2,120	45.2	256	5.5	—	—	2,319	49.4	4,695
March 31	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542
Total	$6,138	30.2%	$1,816	8.9%	$2,216	10.9%	$10,171	50.0%	$20,341
2018
December 31	$1,153	51.1%	$—	—%	$—	—%	$1,102	48.9%	$2,255
September 30	751	52.4	—	—	—	—	681	47.6	1,432
June 30	452	53.1	—	—	—	—	399	46.9	851
March 31	207	51.2	—	—	—	—	197	48.8	404
Total	$2,563	51.9%	$—	—%	$—	—%	$2,379	48.1%	$4,942

(1)
For the years ended December 31, 2019 and 2018, the Advisor provided expense support of $6.1 million and $5.6 million, respectively. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses supported. We reimbursed the Advisor $13.6 million during the year ended December 31, 2019 for previously deferred fees and other expenses supported. We did not reimburse the Advisor for any amounts pursuant to the expense support agreement in 2018. See “Note 10 to the Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor during the year.

(2)	Stockholders may elect to have their cash distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.
For the year ended December 31, 2019, our cash flows provided by operating activities on a GAAP basis were $6.5 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $20.3 million. For the year ended December 31, 2018, our cash flows used in operating activities on a GAAP basis were $3.2 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $4.9 million.
Refer to “Note 8 to the Consolidated Financial Statements” for further detail on our cash distributions.
Redemptions. For the year ended December 31, 2019, we received eligible redemption requests for approximately 0.2 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.3 million, or an average price of $9.81 per share. For the year ended December 31, 2018, we received eligible redemption requests for approximately 63,000 shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.6 million, or an average price of $9.57 per share. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” for further description of our share redemption program.
SUBSEQUENT EVENTS
Status of the Public Offerings
As of March 3, 2020, we had raised gross proceeds of $1.04 billion from the sale of 99.5 million shares of our common stock in our public offerings, including $15.5 million from the sale of 1.5 million shares of our common stock through our distribution reinvestment plan. These proceeds include $524.3 million from the sale of 50.0 million shares of our common stock in the first two months of 2020. We believe that the increased pace at which we raised capital during the first two months of 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following their receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained during the remainder of 2020 and expect sales of our common shares to return to a pace more consistent with the pace we experienced during 2019. As of March 3, 2020, approximately $1.43 billion in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $492.9 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Acquisitions Under Contract
Subsequent to December 31, 2019, we had entered into a contract to acquire a property with a contract purchase price of approximately $51.6 million, comprised of four industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.
Status of Derivative Instruments
Subsequent to December 31, 2019, we had executed two interest rate swaps on our term loan with an aggregate notional amount of $100.0 million.
CONTRACTUAL OBLIGATIONS
The following table summarizes future obligations, due by period, as of December 31, 2019, under our various contractual obligations and commitments:

(in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Debt (1)	$14,234	$28,415	$468,244	$12,428	$523,321
Total	$14,234	$28,415	$468,244	$12,428	$523,321

(1)	Includes principal and interest on debt. See “Note 5 to the Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
INFLATION
Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income to the extent such increases are not reimbursed or paid by our customers. Our leases may require our customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2019, our debt outstanding consisted of borrowings under our line of credit, term loan and mortgage notes.
Fixed Interest Rate Debt. As of December 31, 2019, our fixed interest rate debt consisted of $200.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $49.3 million under our mortgage notes. In total, our fixed rate debt represented approximately 53.7% of our total debt as of December 31, 2019. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2019, the fair value and the carrying value of our fixed interest rate debt were $250.3 million and $249.3 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2019. Based on our debt as of December 31, 2019, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of December 31, 2019, our variable interest rate debt consisted of $107.0 million under our line of credit and $107.5 million under our term loan, which represented 46.3% of our total debt. Interest rate changes on our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2019, we were exposed to market risks related to fluctuations in interest rates on $214.5 million of borrowings. A hypothetical 10% change in the average interest rate on the outstanding balance of our variable interest rate debt as of December 31, 2019, would change our annual interest expense by approximately $0.4 million.
Derivative Instruments. As of December 31, 2019, we had four outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $200.0 million. See “Note 5 to the Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Black Creek Industrial REIT IV Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Black Creek Industrial REIT IV Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Denver, Colorado
March 5, 2020

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Net investment in real estate properties	$878,721	$301,371
Cash and cash equivalents	51,178	19,016
Restricted cash	—	5
Straight-line and tenant receivables	4,590	1,394
Due from affiliates	153	517
Acquisition deposits	500	675
Other assets	3,631	475
Total assets	$938,773	$323,453
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$5,258	$1,190
Debt, net	460,211	117,833
Notes payable to stockholders, net of debt issuance costs	—	376
Due to affiliates	30,538	18,439
Distributions payable	2,241	920
Distribution fees payable to affiliates	16,467	7,457
Other liabilities	16,855	5,465
Total liabilities	531,570	151,680
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	724	—
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 45,240 and 19,759 shares issued and outstanding, respectively	452	198
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 2,736 and 161 shares issued and outstanding, respectively	27	2
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 1,299 and 345 shares issued and outstanding, respectively	13	3
Additional paid-in capital	451,526	180,125
Accumulated deficit	(47,730)	(8,556)
Accumulated other comprehensive income	2,190	—
Total stockholders’ equity	406,478	171,772
Noncontrolling interests	1	1
Total equity	406,479	171,773
Total liabilities and equity	$938,773	$323,453

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenues:
Rental revenues	$40,377	$6,520	$—
Total revenues	40,377	6,520	—
Operating expenses:
Rental expenses	9,779	1,252	—
Real estate-related depreciation and amortization	22,236	3,541	—
General and administrative expenses	2,485	1,564	960
Organization expenses, related party	—	—	78
Advisory fees, related party	7,498	1,624	—
Acquisition expense reimbursements, related party	3,068	4,900	—
Other expense reimbursements, related party	1,963	1,195	185
Total operating expenses	47,029	14,076	1,223
Other expenses:
Interest expense and other	8,290	2,250	309
Total other expenses	8,290	2,250	309
Total expenses before expense support	55,319	16,326	1,532
Total (reimbursement to) expense support from the Advisor, net	(7,468)	5,583	1,735
Net (expenses) income after expense support	(62,787)	(10,743)	203
Net (loss) income	(22,410)	(4,223)	203
Net loss attributable to redeemable noncontrolling interest	42	—	—
Net (loss) income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to common stockholders	$(22,368)	$(4,223)	$203
Weighted-average shares outstanding	37,382	9,107	381
Net (loss) income per common share - basic and diluted	$(0.60)	$(0.46)	$0.53

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Net (loss) income	$(22,410)	$(4,223)	$203
Change from cash flow hedging derivatives	2,190	—	—
Comprehensive (loss) income	(20,220)	(4,223)	203
Comprehensive income attributable to redeemable noncontrolling interests	4	—	—
Comprehensive (loss) income attributable to common stockholders	$(20,216)	$(4,223)	$203
See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2016	255	$2	$2,297	$(186)	$—	$1	$2,114
Net income	—	—	—	203	—	—	203
Issuance of common stock	983	10	10,273	—	—	—	10,283
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,305)	—	—	—	(1,305)
Trailing distribution fees	—	—	(406)	12	—	—	(394)
Dividends to stockholders	—	—	—	(295)	—	—	(295)
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$—	$1	$10,606
Net loss	—	—	—	(4,223)	—	—	(4,223)
Issuance of common stock	19,090	191	199,879	—	—	—	200,070
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,072)	—	—	—	(22,072)
Trailing distribution fees	—	—	(7,938)	875	—	—	(7,063)
Redemptions of common stock	(63)	—	(603)	—	—	—	(603)
Distributions to stockholders	—	—	—	(4,942)	—	—	(4,942)
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss ($42 allocated to redeemable noncontrolling interest)	—	—	—	(22,368)	—	—	(22,368)
Change from cash flow hedging activities ($4 allocated to redeemable noncontrolling interest)	—	—	—	—	2,190	—	2,190
Issuance of common stock	29,243	292	304,691	—	—	—	304,983
Share-based compensation	—	—	465	—	—	—	465
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(18,847)	—	—	—	(18,847)
Trailing distribution fees	—	—	(12,545)	3,535	—	—	(9,010)
Redemptions of common stock	(233)	(3)	(2,282)	—	—	—	(2,285)
Distributions to stockholders	—	—	—	(20,341)	—	—	(20,341)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(81)	—	—	—	(81)
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Operating activities:
Net (loss) income	$(22,410)	$(4,223)	$203
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	22,236	3,541	—
Straight-line rent and amortization of above- and below-market leases	(4,420)	(1,673)	—
Amortization of debt issuance costs	1,054	557	152
Other	362	—	—
Changes in operating assets and liabilities:
Tenant receivables and other assets	(825)	(133)	(163)
Accounts payable and accrued liabilities	4,417	1,175	110
Due from / to affiliates, net	6,039	3,910	(38)
Net cash provided by operating activities	6,453	3,154	264
Investing activities:
Real estate acquisitions	(533,027)	(298,478)	—
Acquisition deposits	(500)	(675)	—
Capital expenditures	(3,376)	(800)	—
Net cash used in investing activities	(536,903)	(299,953)	—
Financing activities:
Proceeds from line of credit	377,000	203,000	—
Repayments of line of credit	(389,000)	(84,000)	—
Proceeds from term loan	307,500	—	—
Repayments of notes to shareholders	(376)	—	—
Debt issuance costs paid	(4,458)	(814)	(990)
Proceeds from issuance of common stock	283,803	189,309	9,933
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(6,263)	(1,404)	(102)
Distribution fees paid to affiliates	(3,314)	(714)	(4)
Redemptions of common stock	(2,285)	(603)	—
Other	—	—	(176)
Net cash provided by financing activities	562,607	304,774	8,661
Net increase in cash, cash equivalents and restricted cash	32,157	7,975	8,925
Cash, cash equivalents, and restricted cash, at beginning of period	19,021	11,046	2,121
Cash, cash equivalents and restricted cash, at end of period	$51,178	$19,021	$11,046

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
The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2019, the Company owned and managed a real estate portfolio that included 45 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.
The Company currently operates and has been elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017, and the Company intends to continue to operate in accordance with the requirements for qualification as a REIT. The Company utilizes an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership, of which the Company is the sole general partner and a limited partner.
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
Basis of Consolidation
The consolidated financial statements include the accounts of the Company, the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests and redeemable noncontrolling interests. See “Noncontrolling Interests” and “Redeemable Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests and redeemable noncontrolling interests. All material intercompany accounts and transactions have been eliminated.
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
Reclassifications
Certain items in the Company’s consolidated balance sheets for 2018 have been reclassified to conform to the 2019 presentation. Debt issuance costs related to the line of credit have been reclassified from assets to liabilities and are presented on the consolidated balance sheets as a direct deduction from the related debt liability.
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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. During 2019, two debt instruments were assumed at fair value of $50.4 million. No debt was assumed in connection with any of the properties acquired during 2018. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Derivative Instruments
The Company records its derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. The Company’s interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The Company does not use derivative instruments for trading or speculative purposes.
Debt Issuance Costs
Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $1.7 million and $0.7 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company’s interest expense included approximately $1.1 million, $0.6 million and $0.2 million, respectively, of amortization of financing costs. Debt issuance costs related to the notes payable to certain stockholders were recorded as a direct deduction from the principal amount of that liability.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class W shares in the primary portion of the Company’s public offerings. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class W shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 10” for additional information regarding when distribution fees become payable.
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
Redeemable Noncontrolling Interest
BCI IV Advisors Group LLC (the “Sponsor”) holds, either directly or indirectly, partnership units in the Operating Partnership (“OP Units”), which were issued as payment of the performance component of the advisory fee pursuant to the amended and restated advisory agreement (the “Advisory Agreement”) by and among the Company, the Operating Partnership and BCI IV Advisors LLC (the “Advisor”). The Company has classified these OP Units as redeemable noncontrolling interest in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the Sponsor has the ability to transfer or redeem its OP units at the election of the Sponsor. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period.
Revenue Recognition
When a lease is entered into, the Company first determines if the collectability from the tenant is probable. If the collectability is not probable the Company recognizes revenue when the payment has been received. If the collectability is determined to be probable the Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. The Company evaluates collectability from its tenants on an ongoing basis, if the assessment of collectability changes during the lease term, any difference between the revenue that was recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2019 and 2018, the Company has no allowance for doubtful accounts.
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
Income Taxes
The Company elected under the Internal Revenue Code of 1986, as amended, to be taxed as a REIT beginning with the year ended December 31, 2017. As a REIT, the Company generally is not subject to federal income taxes on net income it distributes to stockholders. The Company intends to make timely distributions sufficient to satisfy the annual distribution requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.
Net Income (Loss) Per Common Share
The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2019, 2018 and 2017.
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which provides guidance for greater transparency in financial reporting by organizations that lease assets such as real estate, airplanes and manufacturing equipment by requiring such organizations to recognize lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The Company adopted the standard using the modified transition approach when it became effective for the Company, as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standard. Under the practical expedients election, the Company was not required to reassess: (i) whether an expired or existing contract meets the definition of a lease; (ii) the lease classification at the adoption date for expired or existing leases; and (iii) whether costs previously capitalized as initial direct costs would continue to be amortized. The practical expedient also allowed the Company to not separate tenant reimbursement revenue from rental revenue if certain criteria were met. The Company assessed the criteria and concluded that the timing and pattern of transfer for rental revenue and the related tenant reimbursement revenue are the same and the lease component, if accounted for separately, would be classified as an operating lease. As such, the Company accounts for and presented rental revenue and tenant reimbursement revenue as a single component in the consolidated statements of operations. Additionally, guidance and targeted improvements to ASU 2016-02 were made through the issuance of supplemental ASUs. In January 2018, the FASB issued ASU No. 2018-01, “Leases (Subtopic 842): Land Easement Practical Expedient for Transition to Topic 842” (“ASU 2018-01”), which updates ASU 2016-02 to include land easements under the updated guidance, including the option to elect the practical expedient discussed above. In addition, in December 2018, the FASB issued ASU No. 2018-20, “Narrow—Scope Improvements for Lessors” (“ASU 2018-20”), which updates ASU 2016-02 by providing the option to elect a practical expedient for lessors to exclude sales and other similar taxes from the transaction price of the contract, requires lessors to exclude from revenue and expense lessor costs paid directly to a third party by lessees, and clarifies lessors’ accounting for variable payments related to both lease and nonlease components. The Company adopted these ASUs using the modified retrospective transition approach when they became effective for the Company as of the reporting period beginning January 1, 2019, and the Company elected the practical expedients available for implementation under the standards. The adoption of ASU 2016-02 and its supplemental standards did not have a material effect on the Company’s consolidated financial statements.
In July 2019, the FASB issued ASU No. 2019-07, “Codification Updates to SEC Sections” (“ASU 2019-07”), which updates various codification topics by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.

3. REAL ESTATE ACQUISITIONS
During the years ended December 31, 2019 and 2018, the Company acquired 100% of the following properties, all of which were determined to be asset acquisitions:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2019 Acquisitions:
Airport Industrial Center	1/8/2019	1	$8,136
Kelly Trade Center	1/31/2019	1	15,340
7A Distribution Center	2/11/2019	1	12,151
Quakerbridge Distribution Center	3/11/2019	1	8,594
Hebron Airpark Logistics Center	5/30/2019	1	11,800
Las Vegas Light Industrial Portfolio	5/30/2019	4	59,271
Monte Vista Industrial Center	6/7/2019	1	15,539
King of Prussia Core Infill Portfolio	6/21/2019	5	31,978
Dallas Infill Industrial Portfolio (2)	6/28/2019	5	116,055
Edison Distribution Center	6/28/2019	1	27,598
395 Distribution Center	8/5/2019	2	54,018
I-80 Distribution Center	9/4/2019	4	72,009
Avenue B Industrial Center	9/11/2019	1	7,113
485 Distribution Center	9/13/2019	1	43,059
Weston Business Center	12/10/2019	1	32,411
Marigold Distribution Center	12/20/2019	1	39,735
Bishops Gate Distribution Center	12/31/2019	1	32,226
Total 2019 Acquisitions		32	$587,033
2018 Acquisitions:
Ontario Industrial Center	2/26/2018	1	$10,595
Medley Industrial Center	4/11/2018	1	7,423
Ontario Distribution Center	5/17/2018	1	30,758
Park 429 Logistics Center	6/7/2018	2	44,882
Pescadero Distribution Center	6/20/2018	1	45,623
Gothard Industrial Center	6/25/2018	1	10,096
Midway Industrial Center	10/22/2018	1	8,127
Executive Airport Distribution Center	11/20/2018	1	51,070
Iron Run Distribution Center	12/4/2018	1	15,522
Elgin Distribution Center	12/11/2018	1	20,983
Addison Distribution Center II	12/21/2018	1	12,448
Fontana Distribution Center	12/28/2018	1	42,501
Total 2018 Acquisitions		13	$300,028

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.

(2)	Total purchase price includes debt assumed at fair value as of the acquisition date of $50.4 million, with a principal amount of $49.3 million.

During the years ended December 31, 2019 and 2018, the Company allocated the purchase price of its acquisitions to land, building, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018
Land	$170,533	$91,087
Building and improvements	373,414	188,638
Intangible lease assets	50,983	24,098
Above-market lease assets	1,260	247
Below-market lease liabilities	(9,157)	(4,042)
Total purchase price (1)	$587,033	$300,028

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the years ended December 31, 2019 and 2018, as of the respective date of each acquisition, was 4.9 years and 5.8 years, respectively.
4. INVESTMENT IN REAL ESTATE
As of December 31, 2019 and 2018, the Company’s investment in real estate properties consisted of 45 and 13 industrial buildings, respectively.

	As of December 31,
(in thousands)	2019	2018
Land	$261,620	$91,087
Building and improvements	564,669	188,872
Intangible lease assets	77,294	24,492
Construction in progress	1,126	476
Investment in real estate properties	904,709	304,927
Less accumulated depreciation and amortization	(25,988)	(3,556)
Net investment in real estate properties	$878,721	$301,371
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2019 and 2018 included the following:

	As of December 31, 2019			As of December 31, 2018
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$75,787	$(11,734)	$64,053	$24,245	$(1,450)	$22,795
Above-market lease assets (1)	1,507	(211)	1,296	247	(15)	232
Below-market lease liabilities (2)	(13,199)	2,494	(10,705)	(4,042)	582	(3,460)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.

(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2019, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$16,482	$341	$2,819
Year 2	14,086	314	2,351
Year 3	10,467	261	1,696
Year 4	7,440	192	979
Year 5	4,678	50	671
Thereafter	10,900	138	2,189
Total	$64,053	$1,296	$10,705
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2019 and 2018, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

	As of December 31,
(in thousands)	2019	2018
Year 1	$45,233	$14,354
Year 2	44,013	14,877
Year 3	38,125	14,567
Year 4	30,902	12,756
Year 5	22,158	10,834
Thereafter	56,822	21,378
Total	$237,253	$88,766
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,703	$1,106	$—
Above-market lease amortization	(196)	(15)	—
Below-market lease amortization	1,913	582	—
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$11,952	$2,091	$—
Intangible lease asset amortization	10,284	1,450	—

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

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2019	December 31, 2018	Maturity Date	December 31, 2019	December 31, 2018
Line of credit (1)	3.26%	4.10%	November 2023	$107,000	$119,000
Term loan (2)	2.85	—	February 2024	307,500	—
Fixed-rate mortgage notes (3)	3.71	—	August 2024 - December 2027	49,250	—
Total principal amount / weighted-average (4)	3.04%	4.10%		$463,750	$119,000
Less unamortized debt issuance costs				$(4,602)	$(1,167)
Add mark-to-market adjustment on assumed debt				1,063	—
Total debt, net				$460,211	$117,833
Gross book value of properties encumbered by debt				$117,049	$—

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. A pledge of equity interests in the Company’s subsidiaries that directly own unencumbered properties will be provided until such time as the Company elects to terminate such pledges, subject to satisfaction of certain financial covenants. As of December 31, 2019, total commitments for the line of credit were $315.0 million, the unused portion under the line of credit was $208.0 million, none of which was available.

(2)
The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of December 31, 2019, total commitments for the term loan were $415.0 million, the unused portion under the term loan was $107.5 million, of which $99.7 million was available. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.

(3)
Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(4)	The weighted-average remaining term of the Company’s debt was approximately 4.2 years as of December 31, 2019, excluding any extension options on the line of credit.
As of December 31, 2019, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	107,000	—	—	107,000
2024	—	307,500	38,000	345,500
Thereafter	—	—	11,250	11,250
Total principal payments	$107,000	$307,500	$49,250	$463,750

(1)	The term of the line of credit may be extended pursuant to a one-year extension option, subject to certain conditions.

Debt Covenants
The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of December 31, 2019.
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
For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the consolidated statement of operations as the earnings effect of the hedged item.
During the next 12 months, the Company estimates that approximately $0.7 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets as of December 31, 2019. The Company did not have any cash flow hedges as of December 31, 2018.

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2019
Interest rate swaps	4	$200,000	Other assets	$2,190
The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$2,642	$—	$—
Gain reclassified from AOCI into interest expense	(452)	—	—
Total interest expense and other presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	8,290	—	—
6. NOTES PAYABLE TO STOCKHOLDERS
On December 1, 2016, the Company issued to each of the 125 separate investors in the private offering (as described in “Note 8”) a promissory note with a principal amount of approximately $3,003 that were due to mature on November 30, 2046. The purchase price for each note was approximately $3,003, for an aggregate amount of approximately $376,000. The Company paid interest on the unpaid principal amount of the notes at a fixed rate of 18.25% per annum per note payable semi-annually in arrears. On October 1, 2019, the Company repaid the notes in their entirety, including accrued interest. The Company issued the notes as part of the private offering in a private transaction exempt from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder.
The debt issuance costs related to the notes payable and the associated accumulated amortization were written off in 2019 in connection with the repayment of the notes payable.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2019. The Company did not have any financial instruments that were required to be measured at fair value on a recurring basis as of December 31, 2018.

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2019
Assets
Derivative instruments	$—	$2,190	$—	$2,190
Total assets measured at fair value	$—	$2,190	$—	$2,190
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
Nonrecurring Fair Value of Financial Measurements
As of December 31, 2019 and 2018, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2019		As of December 31, 2018
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Line of credit	$107,000	$107,000	$119,000	$119,000
Term loan	307,500	307,500	—	—
Fixed rate mortgage notes	49,250	50,326	—	—
Notes payable to stockholders (2)	—	—	376	376

(1)	The carrying value reflects the principal amount outstanding.

(2)	On October 1, 2019, the Company repaid the notes in their entirety, plus accrued interest. See “Note 6 to the Consolidated Financial Statements” for further detail regarding the notes to stockholders.
8. STOCKHOLDERS’ EQUITY
Public Offerings
On February 18, 2016, the SEC declared the Company’s registration statement for its initial public offering of up to $2.0 billion of shares of its common stock effective. On September 5, 2019, the Company’s initial public offering was terminated immediately upon effectiveness of the Company’s registration statement for its follow-on public offering of up to $2.0 billion of shares of its common stock, and the follow-on public offering commenced the same day. Under the follow-on public offering, the Company is offering up to $1.5 billion of shares of its common stock in the primary offering and up to $500.0 million of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan. The Company’s follow-on public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal and state securities laws. Black Creek Capital Markets, LLC (the “Dealer Manager”), a related party, provides dealer manager services in connection with the Company’s public offerings.

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
Summary of the Public and Private Offerings
A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), and its private offering, as of December 31, 2019, is as follows:

(in thousands)	Class T	Class W	Class I	Notes to Stockholders (1)	Total
Amount of gross proceeds raised:
Primary offering	$465,829	$27,526	$12,393	$—	$505,748
DRIP	10,816	370	308	—	11,494
Private offering	62	—	62	376	500
Total offering	$476,707	$27,896	$12,763	$376	$517,742
Number of shares issued:
Primary offering	44,316	2,738	1,253	—	48,307
DRIP	1,077	37	31	—	1,145
Private offering	7	—	7	—	14
Stock grants	—	6	3	—	9
Total offering	45,400	2,781	1,294	—	49,475

(1)
On October 1, 2019, the Company repaid the notes to stockholders in their entirety, plus accrued interest. See “Note 6 to the Consolidated Financial Statements” for further detail regarding the notes to stockholders.

As of December 31, 2019, approximately $1.9 billion in shares of common stock remained available for sale pursuant to the Company’s follow-on public offering in any combination of Class T, Class W and Class I shares, including approximately $496.9 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares (1)	Total Shares
Balance as of December 31, 2016	7	—	248	255
Issuance of common stock:
Primary shares	968	—	—	968
DRIP	1	—	5	6
Stock dividends	—	6	3	9
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	18,643	154	97	18,894
DRIP	189	1	6	196
Redemptions	(49)	—	(14)	(63)
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	24,705	2,584	935	28,224
DRIP	887	36	20	943
Stock grants	—	—	76	76
Redemptions	(111)	(45)	(77)	(233)
Balance as of December 31, 2019	45,240	2,736	1,299	49,275

(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 10” for additional information.
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

Cash Distributions. The following table summarizes the Company’s cash distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.54500	$6,635	$10,171	$3,535	$20,341
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	495	681	256	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
Total	$0.54500	$1,687	$2,379	$876	$4,942
2017
December 31	$0.13625	$45	$44	$12	$101
September 30	0.13625	25	11	—	36
June 30	0.12950	23	10	—	33
March 31	0.12950	23	10	—	33
	$0.53150	$116	$75	$12	$203

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
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Number of eligible shares redeemed	233	63	—
Aggregate dollar amount of shares redeemed	$2,285	$603	$—
Average redemption price per share	$9.81	$9.57	$—

9. INCOME TAXES
The Company has concluded there were no uncertain tax positions as of December 31, 2019, 2018 and 2017. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2015.
Distributions
Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of the Company’s 2019, 2018 and 2017 distributions were:

	For the Year Ended December 31,
(unaudited)	2019	2018	2017
Ordinary income	—%	—%	—%
Non-taxable return of capital	100.0	100.0	100.0
Long-term capital gain	—	—	—
Total distribution	100.0%	100.0%	100.0%
10. RELATED PARTY TRANSACTIONS
The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (2019), dated June 12, 2019, by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends June 12, 2020, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the follow-on public offering pursuant to the terms of the dealer manager agreement, effective as of September 5, 2019 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Messrs Mulvihill and Zucker and/or their respective affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Messrs Mulvihill and/or Zucker and/or their respective affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the public offerings and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, the Property Manager and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, the amended and restated management agreement between the Company and the Property Manager, and the sixth amended and restated limited partnership agreement of the Operating Partnership.

Selling Commissions, Dealer Manager Fees and Distribution Fees. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class T shares and Class W shares sold in the primary portion of the offerings. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class T	Class W	Class I
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	1.0%	0.5%	—%
The Company will cease paying the distribution fees with respect to individual Class T shares and Class W shares when they are no longer outstanding, including as a result of a conversion to Class I shares. Each Class T share or Class W share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of the Company’s common stock on a national securities exchange; (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with the Company’s transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the distribution reinvestment plan or received as stock dividends) equals or exceeds 8.5% of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in the primary portion of the offerings.
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
The performance component of the advisory fee is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year. In no event will the performance component of the advisory fee be less than zero. “Fund Interests” means the outstanding shares of the Company’s common stock and any OP Units held by third parties. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from the Company’s payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., the Company’s ongoing class-specific fees). If the performance component is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of December 31, 2019.
Property Management and Leasing Fees. Property management fees may be paid to the Property Manager or its affiliates in an amount equal to a market based percentage of the annual gross revenues of each real property owned by the Company and managed by the Property Manager. Such fee is expected to range from 2.0% to 5.0% of annual gross revenues. In addition, the Company may pay the Property Manager or its affiliates a separate fee for initially leasing‑up the Company’s real properties, for leasing vacant space in the Company’s real properties and for renewing or extending current leases on the Company’s real properties. Such leasing fee will be in an amount that is usual and customary for comparable services rendered to similar assets in the geographic market of the asset (generally expected to range from 2.0% to 8.0% of the projected first year’s annual gross revenues of the property); provided, however, that the Company will only pay a leasing fee to the Property Manager or its affiliates if the Property Manager or its affiliates provide leasing services, directly or indirectly. No property management nor leasing fees had been incurred as of December 31, 2019.
Organization and Offering Expenses. The Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through December 31, 2019. The Company will reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 31, 2019. Beginning January 1, 2020, the Company reimburses the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. The Company’s total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary offering. As such, the Company does not consider organization and offering expenses above that amount to be currently payable, but such amounts may become payable in the future.
Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, the Company has agreed to reimburse the Advisor for all acquisition expenses incurred on the Company’s behalf in connection with the selection, acquisition, development or origination of its investments, whether or not such investments are acquired. As these expense reimbursements are not directly attributable to a specified property, they are expensed as incurred on the consolidated statements of operations. Until December 31, 2019, the Advisor deferred reimbursement of all or a portion of acquisition expenses incurred or paid on the Company’s behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would have caused the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which the Company refers to as a shortfall. If the reimbursement would have resulted in a shortfall, then the Advisor deferred reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor will be reimbursed for any such unreimbursed acquisition expenses ratably over the eighteen months following December 31, 2019. As of December 31, 2019, there were no unreimbursed acquisition expenses.
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

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
(in thousands)	2019	2018	2017	December 31, 2019	December 31, 2018
Expensed:
Organization costs (1)	$—	$—	$78	$78	$78
Advisory fee—fixed component	4,585	901	—	593	200
Advisory fee—performance component	2,913	723	—	2,913	723
Acquisition expense reimbursements (2)	3,068	4,900	—	182	3,500
Other expense reimbursements (3)	1,963	1,195	185	473	299
Total	$12,529	$7,719	$263	$4,239	$4,800
Additional Paid-In Capital:
Selling commissions	$6,391	$4,372	$203	$—	$—
Dealer manager fees	5,306	4,430	253	—	—
Offering costs (1)	7,150	13,270	849	21,269	14,119
Distribution fees—current (4)	3,535	875	12	389	168
Distribution fees—trailing (4)	9,010	7,063	394	16,467	7,457
Total	$31,392	$30,010	$1,711	$38,125	$21,744

(1)	As of December 31, 2019, the Advisor had incurred $21.3 million of offering costs and $0.1 million of organization costs on behalf of the Company.

(2)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset.

(3)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $1.8 million, $0.9 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

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
Performance Fee OP Units
The 2018 performance component of the advisory fee in the amount of $0.7 million became payable to the Sponsor on December 31, 2018 and, on January 1, 2019, the Company issued approximately 72,000 Class I OP Units to the Sponsor as payment for the 2018 performance component of the advisory fee. Such Class I OP Units were issued at the NAV per unit as of December 31, 2018. The 2019 performance component of the advisory fee in the amount of $2.9 million became payable to the Sponsor on December 31, 2019, which were issued as Class I OP units in January 2020.
Expense Support Agreement
On January 1, 2019, the Company, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement (the “Expense Support Agreement”). The Expense Support Agreement amended and restated the agreement that had been entered into by the Company, the Operating Partnership and the Advisor in October 2016, which was subsequently amended and restated as of July 1, 2017. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer certain fees and fund certain of the Company’s expenses, subject to the terms of the agreement.  As amended, the Expense Support Agreement provides that, effective for each quarter commencing January 1, 2019 and ending June 30, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Advisory Agreement, if, for a particular quarter, the sum of (i) funds from operations (“FFO”), before taking into consideration any of the amounts paid to or by the Advisor pursuant to the Expense Support Agreement, as disclosed in the Company’s quarterly and annual reports, (ii) the Company’s accrued acquisition expenses (net of any acquisition expenses paid by the Company or on its behalf), (iii) the performance component of the advisory fee, (iv) any adjustment that has been made in calculating the Company’s FFO based on straight-line rent and amortization of above/below market leases, (v) organization and offering expenses reimbursed by the Company to the Advisor, and (vi) the fair market value gain amount (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). For purposes of calculating the Expense Support Threshold, the “fair market value gain amount” is an amount equal to up to the total net realized and unrealized fair market value gains on the Company’s real property investments, derivative instruments, and debt for a quarter. The Advisor, in its reasonable discretion, shall determine the amount of such gain to be included in the calculation of the Expense Support Threshold each quarter; provided, that, in no event shall the Advisor determine to include an amount of such gain that causes the Company’s NAV per share, as calculated in accordance with its valuation procedures for such quarter, to decrease below the lesser of (i) $10.00 per share and (ii) the Company’s most recently disclosed NAV per share. Further, for purposes of calculating the Expense Support Threshold, the amounts in each of subsections (ii), (iii), (iv), and (v) of the definition will be a positive number if it was a deduction in calculating the Company’s FFO for such quarter, and conversely will be a negative number if it was an addition in calculating its FFO for such quarter.  For example, if straight-line rent and amortization of above/below-market leases was an addition in calculating the Company’s FFO, then it would be a negative number in calculating the Expense Support Threshold. The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.
In addition, if in a given calendar quarter, the Expense Support Threshold is less than Baseline Distributions for such quarter, and the deferred fixed component of the advisory fee is not sufficient to satisfy the shortfall for such quarter (a “Deficiency”) the Advisor will be required to fund certain of the Company’s or the Operating Partnership’s expenses in an amount equal to such Deficiency. In no event will the aggregate of the fixed component of the advisory fee deferred by the Advisor and the Deficiency support payments made by the Advisor between October 2016 and the termination or expiration of the Expense Support Agreement exceed $15.0 million (the “Maximum Amount”).  Subject to certain conditions, the Advisor is entitled to reimbursement from the Company for any fixed component of the advisory fee that is deferred and any Deficiency support payments that the Advisor makes pursuant to the Expense Support Agreement; provided, that, other than under certain circumstances in connection with a Liquidity Event (described below), the Company will not be obligated to reimburse the Advisor for any amount not reimbursed by the Company to the Advisor within four years after the quarter in which such reimbursable amount originated. For any quarter in which the Expense Support Threshold exceeds Baseline Distributions for that quarter, the Expense Support Agreement requires that the Company reimburses the Advisor in an amount equal to the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions and (ii) the sum of all outstanding reimbursable amounts.

In connection with the Company’s completion of a Liquidity Event, the Company will reimburse the Advisor for any outstanding reimbursable amounts that have not been repaid, including amounts that have not been reimbursed by the Company within four years after the quarter in which such reimbursable amount originated (the “Outstanding Reimbursable Amounts”); provided that the Company will reimburse the Advisor in these circumstances only if the “Annual Total Return Amount” exceeds the “Total Return Hurdle” (each as described below); and provided further that the amount of the reimbursement shall equal the lesser of (i) the sum of all Outstanding Reimbursable Amounts, or (ii) the maximum amount permitted to be reimbursed without causing the Annual Total Return Amount to be less than the Total Return Hurdle. For purposes of the Expense Support Agreement, “Annual Total Return Amount” means (i) a cumulative, non-compounded pre-tax rate of return equal to (a) the sum of (x) the cumulative gross distributions per share declared by the Company since the date on which it first issued shares to third-party retail investors in its public offering (the “Inception Date”), and (y) the “Ending NAV,” less $10.00 (the deemed NAV on the Inception Date), (b) divided by $10.00, (ii) divided by the number of years, including fractional years, between the Inception Date and the Liquidity Event. “Ending NAV” means the NAV per share determined in connection with a Liquidity Event. In connection with a listing, the Ending NAV will be an amount equal to the per share market value of the listed shares based upon the average closing price or, if the average closing price is not available, the average of the bid and asked prices, for the 30-day period beginning 90 days after such listing. Upon a Liquidity Event other than a listing, the Ending NAV shall be an amount equal to the per share consideration received by stockholders in connection with such Liquidity Event. For purposes of the Expense Support Agreement, “Total Return Hurdle” means a non-compounded, pre-tax annual rate of return equal to 5%. If Outstanding Reimbursable Amounts are payable to the Advisor, the Company will pay them prior to any payment of any other distribution to any other party in connection with a Liquidity Event. Further, in the event that the Company terminates the Advisory Agreement without cause and not in connection with a Liquidity Event, any reimbursable amounts that have not expired or been repaid pursuant to the terms of the Expense Support Agreement will become immediately due and payable to the Advisor. The Company’s obligation to reimburse the Advisor will be non-interest bearing.
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
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2019, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $13.6 million, which has been reimbursed to the Advisor in full.

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Fees deferred	$3,895	$901	$—
Other expenses supported	2,243	4,682	1,735
Total expense support from Advisor	$6,138	$5,583	$1,735
Reimbursement of previously deferred fees and other expenses supported	(13,606)	—	—
Total expense support from (reimbursement to) Advisor, net (1)	$(7,468)	$5,583	$1,735

(1)
As of December 31, 2019, approximately $5.4 million was payable to the Advisor by the Company, and is included in due to affiliates on the consolidated balance sheets. As of December 31, 2018, approximately $0.7 million of expense support was payable to the Company by the Advisor and is included in due from affiliates on the consolidated balance sheets.

11. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Interest paid	$7,810	$1,521	$84
Distributions payable	2,241	920	56
Distribution fees payable to affiliates	16,467	7,457	394
Distributions reinvested in common stock	9,482	1,959	53
Accrued offering and organization costs due to the Advisor	21,347	14,197	927
Accrued acquisition expense reimbursements due to the Advisor	182	3,500	—
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	723	—	—
Non-cash selling commissions and dealer manager fees	11,697	8,802	203
Mortgage notes assumed on real estate acquisitions at fair value	50,418	—	—
Restricted Cash
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2019	2018	2017
Beginning of period:
Cash and cash equivalents	$19,016	$10,565	$1,640
Restricted cash (1)	5	481	481
Cash, cash equivalents and restricted cash	$19,021	$11,046	$2,121
End of period:
Cash and cash equivalents	$51,178	$19,016	$10,565
Restricted cash (1)	—	5	481
Cash, cash equivalents and restricted cash	$51,178	$19,021	$11,046

(1)
As of December 31, 2019, the Company did not have any restricted cash. As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018. As of December 31, 2016, restricted cash consisted of amounts held in escrow related to the closing of the private offering. See “Note 6” for further information on the notes, and “Note 8” for further information on the private offering.

12. NONCONTROLLING INTERESTS
Special Units
In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Advisor for consideration of $1,000. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The Sponsor in its capacity as holder of the Special Units will be paid a performance based amount in the form of an allocation and distribution. Refer to “Note 10” for details regarding the performance component of the advisory fee and Class I OP Units issued as payment for the performance component of the advisory fee. This amount will be paid to the Sponsor, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Sponsor, will be paid instead to the Advisor in the form of an allocation and distribution, as described in the Advisory Agreement. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

13. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2019.
14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is as follows:

	For the Quarter Ended
(in thousands, except per share data)	March 31	June 30	September 30	December 31
2019
Total revenues	$5,963	$7,001	$12,548	$14,865
Total operating expenses	$(7,693)	$(8,808)	$(14,108)	$(16,420)
Total other expenses	$(1,201)	$(1,154)	$(2,776)	$(3,159)
Total (reimbursement to) expense support from the Advisor, net	$(2,205)	$1,045	$658	$(6,966)
Net loss	$(5,136)	$(1,916)	$(3,678)	$(11,680)
Net loss attributable to common stockholders	$(5,122)	$(1,912)	$(3,672)	$(11,662)
Net loss per common share - basic and diluted (1)	$(0.20)	$(0.06)	$(0.09)	$(0.25)
Weighted-average shares outstanding	25,997	34,452	41,808	46,989
2018
Total revenues	$93	$790	$2,429	$3,208
Total operating expenses	$(1,375)	$(2,905)	$(4,419)	$(5,377)
Total other expenses	$(183)	$(324)	$(894)	$(849)
Total expense support from the Advisor	$1,062	$1,400	$1,354	$1,767
Net loss	$(403)	$(1,039)	$(1,530)	$(1,251)
Net loss attributable to common stockholders	$(403)	$(1,039)	$(1,530)	$(1,251)
Net loss per common share - basic and diluted (1)	$(0.14)	$(0.17)	$(0.15)	$(0.08)
Weighted-average shares outstanding	2,961	6,248	10,491	16,562

(1)
Quarterly net loss per common share amounts do not total the annual net loss per common share amount due to changes in the number of weighted-average shares outstanding calculated on a quarterly and annual basis and included in the net loss per share calculation.

15. SUBSEQUENT EVENTS
Status of the Public and Private Offerings
As of March 3, 2020, the Company had raised gross proceeds of $1.04 billion from the sale of 99.5 million shares of its common stock in its public offerings, including $15.5 million from the sale of 1.5 million shares of its common stock through its distribution reinvestment plan. As of March 3, 2020, approximately $1.43 billion in shares of the Company’s common stock remained available for sale pursuant to its follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $492.9 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.
Acquisitions Under Contract
Subsequent to December 31, 2019, the Company had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $51.6 million, comprised of four industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.
Status of Derivative Instruments
Subsequent to December 31, 2019, the Company had executed two interest rate swaps on its term loan with an aggregate notional amount of $100.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2020 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

4.1	Form of Subscription Agreement. Incorporated by reference to Appendix A to the Registration Statement on Form S-11 (File No. 333-229136) on August 30, 2019.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

4.4*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1*	Sixth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of November 15, 2019.

10.2
Amended and Restated Management Agreement, dated as of July 1, 2016, by and between BCI IV Operating Partnership LP (formerly known as ILT Operating Partnership LP) and Black Creek Property Management Company LLC (formerly known as Dividend Capital Property Management LLC). Incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 1 to Registration Statement on Form S-11 File No. 333-200594 filed with the SEC on July 1, 2016 (“Post-Effective Amendment No. 1”).

10.3
Amended and Restated Advisory Agreement (2019), dated June 12, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2019.

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

10.6
Second Amended and Restated Expense Support Agreement, dated January 1, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on January 7, 2019.

10.7
Selected Dealer Agreement, dated as of October 28, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

EXHIBIT NUMBER	DESCRIPTION
10.8
Cost Reimbursement Agreement, dated as of October 28, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and American Enterprise Investment Services, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.9
Second Amended and Restated Credit Agreement, dated November 19, 2019, by and among BCI IV Operating Partnership LP, a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and as a lender, Bank of America, N.A., as Syndication Agent and as a lender, U.S. Bank National Association, as Revolving Credit Facility Documentation Agent, JPMorgan Chase Bank, N.A., as Existing Term Facility Documentation Agent, Regions Bank, as Incremental Term Facility Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 22, 2019.

10.10
Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.11
Form of Restricted Stock Agreement for Consultants for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.12
Private Placement Equity Incentive Plan of Black Creek Industrial REIT IV Inc., dated September 25, 2018. Incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.13
Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan of Black Creek Industrial REIT IV Inc. Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.14
Dealer Manager Agreement, dated September 5, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 11, 2019.

10.15*
Incremental Revolving Commitment Assumption Agreement, dated as of September 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Bank of America, N.A.

10.16*
Incremental Term Loan and Revolving Commitment Assumption Agreement, dated as of December 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Zions Bancorporation, N.A.

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

101
The following materials from Black Creek Industrial REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 5, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

BLACK CREEK INDUSTRIAL REIT IV INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

	# of Buildings	Debt	Initial Cost to Company			Costs Capitalized or Adjustments Subsequent to Acquisition	Gross Amount Carried as of December 31, 2019 (2)			Accumulated Depreciation and Amortization (3)	Acquisition Date	Depreciable Life (Years)
($ in thousands)			Land	Buildings and Improvements (1)	Total Costs		Land	Buildings and Improvements (1)	Total Costs (3)
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$—	$5,225	$5,370	$10,595	$631	$5,225	$6,001	$11,226	$(824)	2/26/2018	1-20
Medley Industrial Center in Medley, FL	1	—	2,864	4,559	7,423	185	2,864	4,744	7,608	(412)	4/11/2018	1-30
Ontario Distribution Center in Ontario, CA	1	—	14,657	16,101	30,758	74	14,657	16,175	30,832	(1,920)	5/17/2018	1-20
Park 429 Logistics Center in Ocoee, FL	2	—	7,963	36,919	44,882	277	7,963	37,196	45,159	(1,986)	6/7/2018	1-40
Pescadero Distribution Center in Tracy, CA	1	—	5,602	40,021	45,623	59	5,602	40,080	45,682	(2,438)	6/20/2018	1-40
Gothard Industrial Center in Huntington Beach, CA	1	—	5,325	4,771	10,096	45	5,325	4,816	10,141	(467)	6/25/2018	1-20
Midway Industrial Center in Odenton, MD	1	—	4,579	3,548	8,127	269	4,579	3,817	8,396	(564)	10/22/2018	1-20
Executive Airport Distribution Center in Henderson, NV	1	—	10,360	40,710	51,070	190	10,360	40,900	51,260	(2,145)	11/20/2018	1-40
Iron Run Distribution Center in Allentown, PA	1	—	5,483	10,039	15,522	156	5,483	10,195	15,678	(692)	12/04/2018	1-20
Elgin Distribution Center in Elgin, IL	1	—	4,032	16,951	20,983	50	4,032	17,001	21,033	(568)	12/11/2018	1-40
Addison Distribution Center II in Addison, IL	1	—	4,439	8,009	12,448	24	4,439	8,033	12,472	(558)	12/21/2018	1-30
Fontana Distribution Center in Fontana, CA	1	—	20,558	21,943	42,501	101	20,558	22,044	42,602	(2,116)	12/28/2018	1-20
Airport Industrial Center in Ontario, CA	1	—	4,085	4,051	8,136	87	4,085	4,138	8,223	(400)	01/08/2019	1-20
Kelly Trade Center in Austin, TX	1	—	2,686	12,654	15,340	55	2,686	12,709	15,395	(803)	01/31/2019	1-30
7A Distribution Center in Robbinsville, NJ	1	—	4,874	7,277	12,151	135	4,874	7,412	12,286	(600)	02/11/2019	1-20
Quakerbridge Distribution Center in Hamilton, NJ	1	—	2,334	6,260	8,594	58	2,334	6,318	8,652	(212)	03/11/2019	1-40
Hebron Airpark Logistics Center in Hebron, KY	1	—	2,228	9,572	11,800	4	2,228	9,576	11,804	(324)	05/30/2019	1-40
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—	19,872	39,399	59,271	199	19,872	39,598	59,470	(1,731)	05/30/2019	1-30
Monte Vista Industrial Center in Chino, CA	1	—	7,947	7,592	15,539	237	7,947	7,829	15,776	(472)	06/07/2019	1-20
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	—	14,791	17,187	31,978	319	14,791	17,506	32,297	(880)	06/21/2019	1-20
Dallas Infill Industrial Portfolio in Arlington, TX	3	38,000	17,159	74,981	92,140	330	17,159	75,311	92,470	(2,466)	06/28/2019	1-30
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250	3,545	20,370	23,915	—	3,545	20,370	23,915	(427)	06/28/2019	1-40
Edison Distribution Center in Edison, NJ	1	—	11,519	16,079	27,598	—	11,519	16,079	27,598	(547)	06/28/2019	1-20
395 Distribution Center in Reno, NV	2	—	8,904	45,114	54,018	32	8,904	45,146	54,050	(763)	08/05/2019	1-40
I-80 Distribution Center in Reno, NV	4	—	18,742	53,267	72,009	298	18,742	53,565	72,307	(925)	09/04/2019	1-40
Avenue B Industrial Center in Bethlehem, PA	1	—	2,461	4,652	7,113	38	2,461	4,690	7,151	(123)	09/11/2019	1-20
485 Distribution Center in Shiremanstown, PA	1	—	8,427	34,632	43,059	136	8,427	34,768	43,195	(490)	09/13/2019	1-40
Weston Business Center in Weston, FL	1	—	15,661	16,750	32,411	51	15,661	16,801	32,462	(67)	12/10/2019	1-20
Marigold Distribution Center in Redlands, CA	1	—	17,230	22,505	39,735	23	17,230	22,528	39,758	(63)	12/20/2019	1-30
Bishops Gate Distribution Center in Mount Laurel, NJ	1	—	8,068	24,158	32,226	46	8,068	24,204	32,272	(5)	12/31/2019	1-20
Total	45	$49,250	$261,620	$625,441	$887,061	$4,109	$261,620	$629,550	$891,170	$(25,988)

(1)	Includes gross intangible lease assets of $77.3 million and gross intangible lease liabilities of $13.2 million.

(2)	As of December 31, 2019, the aggregate cost for federal income tax purposes of investments in property was $890.3 million (unaudited).

(3)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2019	2018
Investment in real estate properties:
Balance at beginning of period	$300,713	$—
Acquisition of properties	587,033	300,028
Improvements	3,424	685
Balance at end of period	$891,170	$300,713
Accumulated depreciation and amortization:
Balance at beginning of period	$(3,556)	$—
Additions charged to costs and expenses	(22,432)	(3,556)
Balance at end of period	$(25,988)	$(3,556)

ITEM 16. SUMMARY OF FORM 10-K
See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2020.

BLACK CREEK INDUSTRIAL REIT IV INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Taylor, Thomas G. McGonagle and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ EVAN H. ZUCKER	Chairman of the Board and Director	March 5, 2020
Evan H. Zucker

/S/ MARSHALL M. BURTON	Director	March 5, 2020
Marshall M. Burton

/S/ CHARLES B. DUKE	Director	March 5, 2020
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 5, 2020
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 5, 2020
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Director	March 5, 2020
Dwight L. Merriman III

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President (Principal Executive Officer)	March 5, 2020
Jeffrey W. Taylor

/S/ THOMAS G. MCGONAGLE	Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2020
Thomas G. McGonagle