Form 10-Q
period 2020-03-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2020-05-12
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒
As of May 6, 2020, there were 108,022,875 shares of the registrant’s Class T common stock, 5,501,173 shares of the registrant’s Class W common stock and 2,371,191 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Net investment in real estate properties	$879,381	$878,721
Cash and cash equivalents	424,796	51,178
Straight-line and tenant receivables	5,823	4,590
Due from affiliates	711	153
Acquisition deposits	6,000	500
Other assets	1,405	3,631
Total assets	$1,318,116	$938,773
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$5,084	$5,258
Debt, net	353,411	460,211
Due to affiliates	20,760	30,538
Distributions payable	4,549	2,241
Distribution fees payable to affiliates	36,289	16,467
Other liabilities	26,468	16,855
Total liabilities	446,561	531,570
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	3,634	724
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 92,954 and 45,240 shares issued and outstanding, respectively	929	452
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 4,697 and 2,736 shares issued and outstanding, respectively	47	27
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 2,151 and 1,299 shares issued and outstanding, respectively	21	13
Additional paid-in capital	933,087	451,526
Accumulated deficit	(56,089)	(47,730)
Accumulated other comprehensive income	(10,075)	2,190
Total stockholders’ equity	867,920	406,478
Noncontrolling interests	1	1
Total equity	867,921	406,479
Total liabilities and equity	$1,318,116	$938,773
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues:
Rental revenues	$16,777	$5,963
Total revenues	16,777	5,963
Operating expenses:
Rental expenses	4,088	1,422
Real estate-related depreciation and amortization	9,720	3,128
General and administrative expenses	822	605
Advisory fees, related party	2,060	1,188
Acquisition costs and reimbursements	859	878
Other expense reimbursements, related party	829	472
Total operating expenses	18,378	7,693
Other expenses:
Interest expense and other	2,876	1,201
Total other expenses	2,876	1,201
Total expenses before expense support	21,254	8,894
Total expense support from (reimbursement to) the Advisor, net	4,534	(2,205)
Net expenses after expense support	(16,720)	(11,099)
Net income (loss)	57	(5,136)
Net (income) loss attributable to redeemable noncontrolling interest	—	14
Net (income) loss attributable to noncontrolling interests	—	—
Net income (loss) attributable to common stockholders	$57	$(5,122)
Weighted-average shares outstanding	74,633	25,997
Net income (loss) per common share - basic and diluted	$0.00	$(0.20)
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$57	$(5,136)
Change from cash flow hedging derivatives	(12,325)	—
Comprehensive loss	$(12,268)	$(5,136)
Comprehensive loss attributable to redeemable noncontrolling interests	60	—
Comprehensive loss attributable to common stockholders	$(12,208)	$(5,136)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss ($14 allocated to redeemable noncontrolling interest)	—	—	—	(5,122)	—	—	(5,122)
Issuance of common stock	8,511	84	88,350	—	—	—	88,434
Share-based compensation	—	—	303	—	—	—	303
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,768)	—	—	—	(4,768)
Trailing distribution fees	—	—	(3,612)	620	—	—	(2,992)
Redemptions of common stock	(76)	(1)	(763)	—	—	—	(764)
Distributions to stockholders	—	—	—	(3,542)	—	—	(3,542)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(24)	—	—	—	(24)
Balance as of March 31, 2019	28,700	$286	$259,611	$(16,600)	$—	$1	$243,298
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net income (excludes $0 attributable to redeemable noncontrolling interest)	—	—	—	57	—	—	57
Change from cash flow hedging activities (excludes $60 attributable to redeemable noncontrolling interest)	—	—	—	—	(12,265)	—	(12,265)
Issuance of common stock	50,594	506	527,646	—	—	—	528,152
Share-based compensation	—	—	614	—	—	—	614
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(24,371)	—	—	—	(24,371)
Trailing distribution fees	—	—	(21,562)	1,742	—	—	(19,820)
Redemptions of common stock	(67)	(1)	(659)	—	—	—	(660)
Distributions to stockholders	—	—	—	(10,158)	—	—	(10,158)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(107)	—	—	—	(107)
Balance as of March 31, 2020	99,802	$997	$933,087	$(56,089)	$(10,075)	$1	$867,921

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$57	$(5,136)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	9,720	3,128
Straight-line rent and amortization of above- and below-market leases	(1,418)	(845)
Other	858	515
Changes in operating assets and liabilities:
Tenant receivables and other assets	1,712	243
Accounts payable and accrued liabilities	(2,181)	776
Due from / to affiliates, net	(6,932)	4,943
Net cash provided by operating activities	1,816	3,624
Investing activities:
Real estate acquisitions	(9,473)	(43,458)
Acquisition deposits	(5,500)	—
Capital expenditures	(911)	(130)
Net cash used in investing activities	(15,884)	(43,588)
Financing activities:
Proceeds from line of credit	—	28,000
Repayments of line of credit	(107,000)	(147,000)
Proceeds from term loan	—	90,000
Debt issuance costs paid	(45)	(1,315)
Proceeds from issuance of common stock	501,833	83,266
Offering costs paid upon issuance of common stock	(2,512)	—
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(2,600)	(1,058)
Distribution fees paid to affiliates	(1,330)	(553)
Redemptions of common stock	(660)	(764)
Net cash provided by financing activities	387,686	50,576
Net increase in cash, cash equivalents and restricted cash	373,618	10,612
Cash, cash equivalents and restricted cash, at beginning of period	51,178	19,021
Cash, cash equivalents and restricted cash, at end of period	$424,796	$29,633
See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Unless the context otherwise requires, the “Company” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries.
The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020 (“2019 Form 10-K”).
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which updates various codification topics related to financial instruments by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to contract modifications made and hedging relationships entered into after December 31, 2022. The adoption did not have a material effect on the Company’s consolidated financial statements.

2. REAL ESTATE ACQUISITIONS
During the three months ended March 31, 2020, the Company acquired 100% of the following property, which was determined to be an asset acquisition:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
Norcross Industrial Center	3/23/2020	1	$9,505

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisition.
During the three months ended March 31, 2020, the Company allocated the purchase price of its acquisition to land and building and improvements as follows:

(in thousands)	For the Three Months Ended March 31, 2020
Land	$4,086
Building and improvements	5,419
Total purchase price (1)	$9,505

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. There were no intangible lease assets or liabilities acquired in connection with the Company’s acquisition during the three months ended March 31, 2020.
3. INVESTMENT IN REAL ESTATE
As of March 31, 2020 and December 31, 2019, the Company’s investment in real estate properties consisted of 46 and 45 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2020	December 31, 2019
Land	$265,706	$261,620
Building and improvements	570,970	564,669
Intangible lease assets	77,297	77,294
Construction in progress	1,170	1,126
Investment in real estate properties	915,143	904,709
Less accumulated depreciation and amortization	(35,762)	(25,988)
Net investment in real estate properties	$879,381	$878,721
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of March 31, 2020 and December 31, 2019 included the following:

	As of March 31, 2020			As of December 31, 2019
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$75,790	$(16,277)	$59,513	$75,787	$(11,734)	$64,053
Above-market lease assets (1)	1,507	(295)	1,212	1,507	(211)	1,296
Below-market lease liabilities (2)	(13,199)	3,281	(9,918)	(13,199)	2,494	(10,705)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

(2)	Included in other liabilities on the condensed consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of March 31, 2020, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Remainder of 2020	$12,150	$257	$2,080
2021	13,975	314	2,329
2022	10,356	261	1,673
2023	7,442	192	977
2024	4,687	50	671
Thereafter	10,903	138	2,188
Total	$59,513	$1,212	$9,918
Rental Revenue Adjustments and Depreciation and Amortization Expense
The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$715	$557
Above-market lease amortization	(84)	(17)
Below-market lease amortization	787	305
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$5,147	$1,718
Intangible lease asset amortization	4,573	1,410
4. DEBT
The Company’s indebtedness is currently comprised of borrowings under its term loan and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	March 31, 2020	December 31, 2019	Maturity Date	March 31, 2020	December 31, 2019
Line of credit (1)	2.49%	3.26%	November 2023	$—	$107,000
Term loan (2)	2.63	2.85	February 2024	307,500	307,500
Fixed-rate mortgage notes (3)	3.71	3.71	August 2024 - December 2027	49,250	49,250
Total principal amount / weighted-average (4)	2.78%	3.04%		$356,750	$463,750
Less unamortized debt issuance costs				$(4,349)	$(4,602)
Add mark-to-market adjustment on assumed debt, net				1,010	1,063
Total debt, net				$353,411	$460,211
Gross book value of properties encumbered by debt				$116,405	$117,049

(1)
The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of March 31, 2020, total commitments for the line of credit were $315.0 million, the unused portion under the line of credit was $315.0 million, of which $314.9 million was available.

(2)
The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of March 31, 2020, total commitments for the term loan were $415.0 million, and the unused and available portions under the term loan were both $107.5 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.

(3)
Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

(4)	The weighted-average remaining term of the Company’s debt was approximately 4.1 years as of March 31, 2020, excluding any extension options on the line of credit.
As of March 31, 2020, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	307,500	38,000	345,500
Thereafter	—	—	11,250	11,250
Total principal payments	$—	$307,500	$49,250	$356,750

(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payment could change. In addition, uncertainty about the extent and manner of future changes may result in interest rate and/or payments that are higher or lower than if LIBOR were to remain available in the current form.
As of March 31, 2020, the Company’s line of credit and term loan are the only indebtedness with a maturity beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2020, we have interest rate swaps in place to hedge LIBOR on $300.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Debt Covenants
The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of March 31, 2020.
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
During the next 12 months, the Company estimates that approximately $2.8 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt.
The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019.

($ in thousands)	Number of Contracts	Notional Amount	Balance Sheet Location	Fair Value
As of March 31, 2020
Interest rate swaps (1)	7	$350,000	Other liabilities	$(10,135)
As of December 31, 2019
Interest rate swaps	4	$200,000	Other assets	$2,190

(1)	Includes one interest rate swap with a notional amount of $50.0 million that will become effective on May 26, 2020.
The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 and 2019. There were no cash flow hedges in place as of March 31, 2019.

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Derivative Instruments Designated as Cash Flow Hedges
Loss recognized in AOCI	$(12,141)	$—
Amount reclassified from AOCI into interest expense	(184)	—
Total interest expense and other presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	2,876	—

5. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Fair Value Measurements on a Recurring Basis
The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of March 31, 2020
Liabilities
Derivative instruments	$—	$(10,135)	$—	$(10,135)
Total liabilities measured at fair value	$—	$(10,135)	$—	$(10,135)
As of December 31, 2019
Assets
Derivative instruments	$—	$2,190	$—	$2,190
Total assets measured at fair value	$—	$2,190	$—	$2,190
The following methods and assumptions were used to estimate the fair value of each class of financial instrument:
Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 4” above for further discussion of the Company’s derivative instruments.
Nonrecurring Fair Value of Financial Measurements
As of March 31, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2020		As of December 31, 2019
(in thousands)	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Line of credit	$—	$—	$107,000	$107,000
Term loan	307,500	301,772	307,500	307,500
Fixed rate mortgage notes	49,250	49,700	49,250	50,326

(1)	The carrying value reflects the principal amount outstanding.
6. STOCKHOLDERS’ EQUITY
Public Offerings
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
Summary of the Public Offerings
A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of March 31, 2020, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$963,819	$47,258	$18,852	$1,029,929
DRIP	14,459	601	405	15,465
Total offering	$978,278	$47,859	$19,257	$1,045,394
Number of shares issued:
Primary offering	91,707	4,703	1,895	98,305
DRIP	1,440	60	41	1,541
Stock grants	—	6	3	9
Total offering	93,147	4,769	1,939	99,855
Common Stock
The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T Shares	Class W Shares	Class I Shares	Total Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2019
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	7,640	463	177	8,280
DRIP	150	2	3	155
Stock grants	—	—	76	76
Redemptions	(7)	—	(69)	(76)
Balance as of March 31, 2019	27,542	626	532	28,700
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	47,391	1,965	642	49,998
DRIP	363	23	10	396
Stock grants	—	—	200	200
Redemptions	(40)	(27)	—	(67)
Balance as of March 31, 2020	92,954	4,697	2,151	99,802

Distributions
The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Paid in Cash	Reinvested in Shares	Distribution Fees (2)	Gross Distributions (3)
2020
March 31	$0.13625	$3,340	$5,076	$1,742	$10,158
Total	$0.13625	$3,340	$5,076	$1,742	$10,158
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.54500	$6,635	$10,171	$3,535	$20,341

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

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.
Redemptions
The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
	2020	2019
Number of eligible shares redeemed	67,138	76,288
Aggregate dollar amount of shares redeemed	$659,829	$764,277
Average redemption price per share	$9.83	$10.02

7. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
			March 31, 2020	December 31, 2019
(in thousands)	2020	2019
Expensed:
Advisory fee—fixed component	$1,785	$670	$599	$593
Advisory fee—performance component	275	518	275	2,913
Acquisition expense reimbursements (1)	701	878	221	182
Other expense reimbursements (2)	829	472	102	473
Total	$3,590	$2,538	$1,197	$4,161
Additional Paid-In Capital:
Selling commissions	$12,858	$1,818	$—	$—
Dealer manager fees	9,492	1,801	—	—
Offering costs (3)	2,021	1,149	20,609	21,269
Distribution fees—current	1,743	620	802	389
Distribution fees—trailing (4)	19,819	2,992	36,289	16,467
Total	$45,933	$8,380	$57,700	$38,125

(1)
Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset. Beginning January 1, 2020, the Company either pays directly or reimburses the Advisor for such expenses.

(2)
Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the advisory agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.8 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.

(3)
The Company is reimbursing the Advisor for all organization and offering costs incurred on its behalf as of December 31, 2019 ratably over 60 months. Beginning January 1, 2020, the Company either pays directly or reimburses the Advisor for offering costs as and when incurred.

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

Expense Support Agreement
The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2019 Form 10-K for a description of the expense support agreement. As of March 31, 2020, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $18.1 million. Of this amount, total reimbursements to the Advisor was $13.6 million, and $4.5 million remains available to be reimbursed, subject to certain conditions.

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Fees deferred	$1,785	$670
Other expenses supported	2,749	625
Total expense support from Advisor	4,534	1,295
Reimbursement of previously deferred fees and other expenses supported	—	(3,500)
Total expense support from (reimbursement to) Advisor, net (1)	$4,534	$(2,205)

(1)
As of March 31, 2020, approximately $1.2 million of expense support was payable to the Company by the Advisor and is included in due from affiliates on the condensed consolidated balance sheets. As of December 31, 2019, approximately $5.4 million was payable to the Advisor by the Company, and is included in due to affiliates on the condensed consolidated balance sheets.

8. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Distributions payable	$4,549	$1,310
Distribution fees payable to affiliates	36,289	10,450
Distributions reinvested in common stock	3,970	1,547
Accrued offering costs	20,609	15,269
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	2,913	723
Accrued acquisition expense reimbursements	221	3,728
Non-cash selling commissions and dealer manager fees	22,350	3,619

Restricted Cash
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$51,178	$19,016
Restricted cash (1)	—	5
Cash, cash equivalents and restricted cash	$51,178	$19,021
End of period:
Cash and cash equivalents	$424,796	$29,603
Restricted cash (2)	—	30
Cash, cash equivalents and restricted cash	$424,796	$29,633

(1)
As of December 31, 2019, the Company did not have any restricted cash. As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements.

(2)	As of March 31, 2020, the Company did not have any restricted cash. As of March 31, 2019, restricted cash consisted of cash held in escrow in connection with a property acquisition.
9. COMMITMENTS AND CONTINGENCIES
The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.
Environmental Matters
A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2020.
10. SUBSEQUENT EVENTS
Status of the Public Offerings
As of May 6, 2020, the Company had raised gross proceeds of $1.2 billion from the sale of 116.0 million shares of its common stock in its public offerings, including $20.2 million from the sale of 2.0 million shares of its common stock through its distribution reinvestment plan. As of May 6, 2020, approximately $1.25 billion in shares of the Company’s common stock remained available for sale pursuant to its follow-on public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $488.1 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.

Completed Acquisitions
On April 14, 2020, the Company acquired one industrial building located in the Houston market. The total purchase price was approximately $9.5 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
On April 15, 2020, the Company acquired one industrial building located in the Denver market. The total purchase price was approximately $11.6 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
On May 11, 2020, the Company acquired two industrial buildings located in the Dallas market. The total purchase price was approximately $70.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
Subsequent to March 31, 2020, the Company had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $237.1 million, comprised of eight industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material.
In April and May 2020, the Company received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each customer rent relief request on an individual basis, considering a number of factors. Where appropriate, the Company has restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning itself to recapture abated rent over time. Not all customer requests will ultimately result in modification of lease agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Company can provide no assurances that it will be able to recover unpaid rent.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;

•	The failure of properties to perform as we expect;

•	Risks associated with acquisitions, dispositions and development of properties;

•	Our failure to successfully integrate acquired properties and operations;

•	Unexpected delays or increased costs associated with any development projects;

•	The availability of cash flows from operating activities for distributions and capital expenditures;

•	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;

•	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;

•	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);

•	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;

•	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;

•	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

•	Increases in interest rates, operating costs, or greater than expected capital expenditures;

•	Changes to GAAP; and

•	Our ability to continue to qualify as a REIT.
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
On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of our registration statement for our follow-on public offering of up to $2.0 billion of shares of our common stock, and the follow-on public offering commenced the same day. Under the follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in our primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan. Our follow-on public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal securities laws.
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
As of March 31, 2020, we had raised gross proceeds of approximately $1.0 billion from the sale of 99.9 million shares of our common stock and the issuance of notes payable in our public offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 6 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.
As of March 31, 2020, we owned and managed a real estate portfolio that included 46 industrial buildings totaling approximately 8.6 million square feet located in 14 markets throughout the U.S., with 101 customers, and was 97.1% occupied (98.3% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
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
Net Asset Value
Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. See our valuation procedures, incorporated by reference as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by Altus Group U.S. Inc. (the “Independent Valuation Firm”). All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation procedures and such appraisals are reviewed by the Independent Valuation Firm. As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of March 31, 2020 and December 31, 2019:

(in thousands)	As of March 31, 2020	As of December 31, 2019
Investments in industrial properties	$940,950	$923,600
Cash and cash equivalents	424,796	51,178
Other assets	13,762	1,423
Line of credit, term loan and mortgage notes	(356,750)	(464,826)
Other liabilities	(15,805)	(11,092)
Accrued performance component of advisory fee	(275)	(2,913)
Accrued fixed component of advisory fee	(599)	(593)
Aggregate Fund NAV	$1,006,079	$496,777
Total Fund Interests outstanding	99,963	49,302
The following table sets forth the NAV per Fund Interest as of March 31, 2020:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$1,006,079	$935,532	$47,278	$19,636	$3,633
Fund Interests outstanding	99,963	92,954	4,697	1,951	361
NAV Per Fund Interest	$10.0645	$10.0645	$10.0645	$10.0645	$10.0645
Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2020, we estimated approximately $37.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.

The valuation for our real properties as of March 31, 2020 was provided by the Independent Valuation Firm in accordance with our valuation procedures and determined by starting with the acquisition price of our real properties, which was adjusted based on subsequent events and assumptions used by the Independent Valuation Firm. Certain key assumptions that were used by the Independent Valuation Firm in the discounted cash flow analysis are set forth in the following table:

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
Performance
Our NAV decreased from $10.0763 per share as of December 31, 2019 to $10.0645 per share as of March 31, 2020. The decrease in NAV was primarily driven by the March 1, 2020 issuance of 27.8 million shares at the January 31, 2020 NAV per share. This decrease was partially offset by the performance of our real estate portfolio and company-level operations, which includes one acquisition for a purchase price of approximately $9.5 million in March 2020.
Effective February 29, 2020, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our Class I share return assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the February 29, 2020 NAV:

(as of March 31, 2020)	Trailing Three-Months (1)	Year-to-Date (1)	One-Year (Trailing 12-Months) (1)	Since NAV Inception Annualized (2)(3)
Class I Share Total Return (3)	1.24%	1.24%	5.59%	5.86%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.79%	0.79%	5.11%	5.66%
Difference	0.45%	0.45%	0.48%	0.20%

(1)
Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and is a compound rate of return that assumes reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical and applies to Class I shares only. Performance is lower for other share classes due to class specific fees and would be lower if calculated assuming that distributions are not reinvested. Current performance may be higher or lower than the performance data quoted.

(2)	NAV inception for Class I shares was November 1, 2017, which is when shares of our common stock was first issued to third-party investors in our initial public offering.

(3)
The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. From NAV Inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)
The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offering or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.
Impacts of COVID-19
The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. However, we believe we are well-positioned to navigate this unprecedented period. Since December 31, 2019 and through May 6, 2020, we raised over $697.5 million in new equity capital. We believe that the increased pace at which we raised capital in the first three months of 2020 was primarily due to an influx of capital from Industrial Property Trust (“IPT”) shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. As a result, our balance sheet as of March 31, 2020 was strong with over $400.0 million of cash and less than 30% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus cash and cash equivalents. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. In addition, our portfolio was 98.3% leased as of March 31, 2020 and is diversified across 46 assets totaling 8.6 million square feet. Our buildings contain a diverse roster of 101 customers, large and small, spanning a multitude of industries and sectors across 14 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our NAV as of March 31, 2020 is $10.06 per share, which is flat relative to the previous month’s NAV per share and our distribution represents a 5.17% annualized yield before the effect of annual distribution fees that are payable with respect to Class T shares and Class W shares.
Our tenured and experienced asset management teams are working directly with our customers to manage through these turbulent times. Within our existing portfolio, 86% of our customers (based on gross April rent) continued to pay their rent in full for April 2020, compared to average annual collections of over 99% prior to the pandemic. However, many of our customers’ businesses have been disrupted and some of our more impacted customers are experiencing lost revenue. Our teams are working with these customers to ensure they take advantage of any available insurance and government stimulus programs, which may help them pay rent whether in full or in part. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.
While the uncertain length and depth of the damage from business disruptions remain a significant risk, we believe our NAV as of March 31, 2020 currently reflects this short-term uncertainty, as the Independent Valuation Firm has proactively increased credit loss reserves that may result from forbearance agreements or increased vacancies in the broader market. Going forward, the market disruption may slow our pace of deployment as sellers may be less willing to transact. Slower deployment of capital into income producing real estate further reduces cash flow generated to cover our distributions to our stockholders and may cause us to reduce our NAV in future periods in the absence of asset appreciation or expense support from the Advisor. However, we believe our strong balance sheet and ability as an operator will allow us to be a patient buyer of assets in order to maximize long-term total return and value creation for our stockholders.

RESULTS OF OPERATIONS
Summary of 2020 Activities
During the three months ended March 31, 2020, we completed the following activities:

•	Our NAV was $10.0645 per share as of March 31, 2020 as compared to $10.0763 per share as of December 31, 2019.

•	We raised $528.2 million of gross equity capital from our public offerings during the three months ended March 31, 2020.

•
We acquired one industrial building comprised of 0.1 million square feet for a purchase price of approximately $9.5 million, which is equal to the total consideration paid. We funded this acquisition with proceeds from our public offerings and debt financings.

•
We entered into interest rate swaps with an aggregate notional amount of $100.0 million during the first quarter of 2020 to hedge LIBOR on our term loan. These interest rate swaps, in combination with those already in place and excluding the interest rate swap described below, effectively fix LIBOR at a weighted-average of 1.23% and result in an all-in interest rate on our term loan ranging from 2.48% to 2.75%, depending on our consolidated leverage ratio. The interest rate swaps will expire in November 2023.

•
We entered into an additional interest rate swap during the first quarter of 2020 to hedge LIBOR on our term loan that will become effective on May 26, 2020. This interest rate swap has a notional amount of $50.0 million and, in combination with the interest rate swaps already in place, will effectively fix LIBOR at a weighted-average of 1.14%. This interest rate swap will expire in January 2024.

Portfolio Information
Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2020	December 31, 2019	March 31, 2019
Portfolio data:
Total buildings	46	45	17
Total rentable square feet	8,624	8,486	3,163
Total number of customers	101	103	30
Percent occupied of total portfolio (1)	97.1%	98.7%	99.3%
Percent leased of total portfolio (1)	98.3%	100.0%	99.9%

(1) See “Overview—General” above for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2020 Compared to the Same Period in 2019
The following table summarizes the changes in our results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 13 buildings totaling approximately 2.7 million square feet owned as of January 1, 2019, which represented 31.7% of total rentable square feet, 32.4% of total revenues, and 33.0% of net operating income for the three months ended March 31, 2020.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2020	2019	Change	% Change
Rental revenues:
Same store operating properties	$5,429	$5,362	$67	1.2%
Other properties	11,348	601	10,747	NM
Total rental revenues	16,777	5,963	10,814	NM
Rental expenses:
Same store operating properties	1,239	1,254	(15)	(1.2)%
Other properties	2,849	168	2,681	NM
Total rental expenses	4,088	1,422	2,666	NM
Net operating income:
Same store operating properties	4,190	4,108	82	2.0%
Other properties	8,499	433	8,066	NM
Total net operating income	12,689	4,541	8,148	NM
Other (expenses) income:
Real estate-related depreciation and amortization	(9,720)	(3,128)	(6,592)	NM
General and administrative expenses	(822)	(605)	(217)	(35.9)%
Advisory fees, related party	(2,060)	(1,188)	(872)	(73.4)%
Acquisition costs and reimbursements	(859)	(878)	19	2.2%
Other expense reimbursements, related party	(829)	(472)	(357)	(75.6)%
Interest expense and other	(2,876)	(1,201)	(1,675)	NM
Total expense support from (reimbursement to) the Advisor, net	4,534	(2,205)	6,739	NM
Total other expenses	(12,632)	(9,677)	(2,955)	(30.5)%
Net income (loss)	57	(5,136)	5,193	NM
Net (income) loss attributable to redeemable noncontrolling interest	—	14	(14)	100.0%
Net (income) loss attributable to noncontrolling interests	—	—	—	—%
Net income (loss) attributable to common stockholders	$57	$(5,122)	$5,179	NM
Weighted-average shares outstanding	74,633	25,997	48,636
Net income (loss) per common share - basic and diluted	$0.00	$(0.20)	$0.20
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $10.8 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio during the past 15 months. For the three months ended March 31, 2020, non-same store rental revenues reflect the addition of 33 buildings we have acquired since January 1, 2019. Same store rental revenues increased by $0.1 million, or 1.2%, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to increases in occupancy and rental rates.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, repair and maintenance, and utilities. Total rental expenses increased by approximately $2.7 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2019. Same store rental expenses decreased 1.2% for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to a decrease in repairs and maintenance, including lower snow removal costs.
Other Expenses. Other expenses, in aggregate, increased by approximately $3.0 million for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the following:

•
an increase in real estate-related depreciation and amortization expense and advisory fees totaling an aggregate amount of $7.5 million for the three months ended March 31, 2020, respectively, as a result of the growth in our portfolio, as compared to the same period in 2019;

•
an increase in interest expense of $1.7 million for the three months ended March 31, 2020, primarily related to: (i) the interest expense derived from the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019; and (ii) an increase in the interest expense of $1.8 million from borrowings under the term loan due to an increase in average net borrowings of $268.5 million for the three months ended March 31, 2020; partially offset by a decrease in interest from borrowings under the line of credit due to a decrease in average net borrowings of $28.3 million for the three months ended March 31, 2020, as compared to the same period in 2019; and

Partially offset by:

•
a net increase in the expense support from the Advisor of $6.7 million for the three months ended March 31, 2020 primarily due to the $4.5 million of net expense support received for the three months ended March 31, 2020, as compared to the net reimbursement to the Advisor of $2.2 million pursuant to the expense support agreement between us and the Advisor of deferred fees and other expenses that were previously supported for the three months ended March 31, 2019.

ADDITIONAL MEASURES OF PERFORMANCE
Net Loss and Net Operating Income (“NOI”)
We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2020 and 2019.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

	For the Three Months Ended March 31,		For the Period From Inception (August 12, 2014) to March 31, 2020
(in thousands, except per share data)	2020	2019
GAAP net income (loss) attributable to common stockholders	$57	$(5,122)	$(26,506)
GAAP net income (loss) per common share	0.00	$(0.20)	$(2.17)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net income (loss) attributable to common stockholders	$57	$(5,122)	$(26,506)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	9,720	3,128	35,497
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(47)	(9)	(89)
NAREIT FFO attributable to common stockholders	$9,730	$(2,003)	$8,902
NAREIT FFO per common share	$0.13	$(0.08)	$0.73
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$9,730	$(2,003)	$8,902
Add (deduct) Company-defined adjustments:
Acquisition costs and reimbursements	859	878	8,828
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(4)	(2)	(9)
Company-defined FFO attributable to common stockholders	$10,585	$(1,127)	$17,721
Company-defined FFO per common share	$0.14	$(0.04)	$1.45
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$10,585	$(1,127)	$17,721
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(1,418)	(845)	(7,512)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	7	2	15
MFFO attributable to common stockholders	$9,174	$(1,970)	$10,224
MFFO per common share	$0.12	$(0.08)	$0.84
Weighted-average shares outstanding	74,633	25,997	12,211
We believe that: (i) our NAREIT FFO of $9.7 million, or $0.13 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $10.2 million, or $0.14 per share, for the three months ended March 31, 2020; and (ii) our NAREIT FFO of $8.9 million, or $0.73 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $35.7 million, or $1.89 per share, for the period from inception (August 12, 2014) to March 31, 2020, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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
The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, since December 31, 2019 and through May 6, 2020, we have raised over $697.5 million in new equity capital. We believe that the increased pace at which we raised capital in the first three months of 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. As a result, our balance sheet as of March 31, 2020 was strong with over $400.0 million of cash and less than 30% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus cash and cash equivalents. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. In addition, our portfolio was 98.3% leased as of March 31, 2020 and is diversified across 46 assets totaling 8.6 million square feet. Our buildings contain a diverse roster of 101 customers, large and small, spanning a multitude of industries and sectors across 14 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Within our existing portfolio, 86% of our customers (based on gross April rent) continued to pay their rent in full for April 2020.
The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, other investments, and our 10% cash allocation mentioned above, we may decide to temporarily invest any unused proceeds from our public offering in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen a slow down in transaction volume, which has adversely impacted our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.
We believe that our cash on-hand, anticipated net offering proceeds, anticipated financing activities and cash resulting from the expense support provided by the Advisor will be sufficient to meet our liquidity needs for the foreseeable future.
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2020	2019	Change
Total cash provided by (used in):
Operating activities	$1,816	$3,624	$(1,808)
Investing activities	(15,884)	(43,588)	27,704
Financing activities	387,686	50,576	337,110
Net increase in cash, cash equivalents and restricted cash	$373,618	$10,612	$363,006
Cash provided by operating activities during the three months ended March 31, 2020 decreased by approximately $1.8 million as compared to the same period in 2019, primarily due to payment to the Advisor of previously supported expenses, partially offset by growth in our property operations. Cash used in investing activities during the three months ended March 31, 2020 decreased by approximately $27.7 million as compared to the same period in 2019 due to our limited acquisition activity during the three months ended March 31, 2020 as compared to the same period in 2019. Cash provided by financing activities during the three months ended March 31, 2020 increased approximately $337.1 million as compared to the same period in 2019 primarily due to an increase in net proceeds raised in our public offerings of $415.3 million, partially offset by a decrease of $76.7 million in our net borrowing activity.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loan. As of March 31, 2020, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had no amounts outstanding under our line of credit and $307.5 million outstanding under our term loan with an effective interest rate of 2.63%, which includes the effect of the interest rate swap agreements. The unused portion under our line of credit was $315.0 million, and we had $314.9 million amounts available as of March 31, 2020. The unused and available portions under our term loan were both $107.5 million as of March 31, 2020. Our $315.0 million line of credit matures in November 2023, and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.
In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payment could change. In addition, uncertainty about the extent and manner of future changes may result in interest rate and/or payments that are higher or lower than if LIBOR were to remain available in the current form.
As of March 31, 2020, our line of credit and term loan are our only indebtedness with maturities beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2020, we have interest rate swaps in place to hedge LIBOR on $300.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Mortgage Notes. As of March 31, 2020, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 5.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to “Note 4 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of March 31, 2020.
Offering Proceeds. As of March 31, 2020, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $1.05 billion ($978.8 million net of direct selling costs). These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital during the three months ended March 31, 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained during the remainder of 2020. In addition, due to the economic disruption created by the COVID-19 pandemic, we expect the pace of capital raising to be slower in the near term and to return to a pace more consistent with or slower than the pace we experienced during 2019.

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2020, approximately 5.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 94.6% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 44.6% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 50.0% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the second quarter of 2020, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the second quarter of 2020, or April 30, 2020, May 31, 2020 and June 30, 2020 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the second quarter of 2020 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions
($ in thousands)	Provided by Expense Support (1)		Provided by Operating Activities		Proceeds from Financing Activities		Proceeds from DRIP (2)		Gross Distributions (3)	Total Cash Flows from Operating Activities
2020
March 31	$4,534	44.6%	$548	5.4%	$—	—%	$5,076	50.0%	$10,158	$1,816
Total	$4,534	44.6%	$548	5.4%	$—	—%	$5,076	50.0%	$10,158	$1,816
2019
December 31	$947	14.8%	$—	—%	$2,216	34.6%	$3,242	50.6%	$6,405	$(2,151)
September 30	1,776	31.2%	1,057	18.5	—	—	2,866	50.3	5,699	4,019
June 30	2,120	45.2%	256	5.5	—	—	2,319	49.4	4,695	961
March 31	1,295	36.6%	503	14.2	—	—	1,744	49.2	3,542	3,624
Total	$6,138	30.2%	$1,816	8.9%	$2,216	10.9%	$10,171	50.0%	$20,341	$6,453

(1)
For the three months ended March 31, 2020 and the year ended December 31, 2019, the Advisor provided expense support of $4.5 million and $6.1 million, respectively. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. We did not reimburse the Advisor for any amounts pursuant to the expense support agreement in 2020. We reimbursed the Advisor $13.6 million during the year ended December 31, 2019. See “Note 7 to the Condensed Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor during the quarter. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2019 Form 10-K for a description of the expense support agreement.

(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.
For the three months ended March 31, 2020, our cash flows provided by operating activities on a GAAP basis were $1.8 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $10.2 million. For the three months ended March 31, 2019, our cash flows provided by operating activities on a GAAP basis were $3.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $3.5 million.
Refer to “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. For the three months ended March 31, 2020, we received eligible redemption requests for approximately 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.7 million, or an average price of $9.83 per share. For the three months ended March 31, 2019, we received eligible redemption requests for 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.8 million, or an average price of $10.02 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.
SUBSEQUENT EVENTS
Status of the Public Offerings
As of May 6, 2020, we had raised gross proceeds of $1.2 billion from the sale of 116.0 million shares of our common stock in our public offerings, including $20.2 million from the sale of 2.0 million shares of our common stock through our distribution reinvestment plan. These proceeds include $697.5 million from the sale of 66.5 million shares of our common stock in 2020. We believe that the increased pace at which we raised capital during 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following their receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained during the remainder of 2020 and expect sales of our common shares to return to a pace more consistent with the pace we experienced during 2019. As of May 6, 2020, approximately $1.25 billion in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $488.1 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.
Completed Acquisitions
On April 14, 2020, the Company acquired one industrial building located in the Houston market. The total purchase price was $9.5 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
On April 15, 2020, the Company acquired one industrial building located in the Denver market. The total purchase price was approximately $11.6 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
On May 11, 2020, the Company acquired two industrial buildings located in the Dallas market. The total purchase price was approximately $70.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.
Acquisitions Under Contract
As of May 6, 2020, we had entered into contracts to acquire properties with an aggregate contract purchase price of approximately $237.1 million, comprised of eight industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. Within our existing portfolio, we collected approximately 86% of our April rent (based on gross rent), compared to average annual collections of over 99% prior to the pandemic.

In April and May 2020, we received certain rent relief requests, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each tenant rent relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Not all tenant requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.
CONTRACTUAL OBLIGATIONS
A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. Except as otherwise disclosed in “Note 4 to the Condensed Consolidated Financial Statements” relating to borrowings under our line of credit and term loan, there have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2019 Form 10-K.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of March 31, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2020, our debt outstanding consisted of borrowings under our term loan and mortgage notes.
Fixed Interest Rate Debt. As of March 31, 2020, our fixed interest rate debt consisted of $300.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $49.3 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 97.9% of our total debt as of March 31, 2020. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, were $351.5 million and $356.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2020. Based on our debt as of March 31, 2020, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.
Variable Interest Rate Debt. As of March 31, 2020, our variable interest rate debt consisted of $7.5 million under our term loan, which represented 2.1% of our total debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $7.5 million of borrowings. A hypothetical 10%

change in the average interest rate on the outstanding balance of our variable interest rate debt as of March 31, 2020, would change our annual interest expense by approximately $0.1 million.
Derivative Instruments. As of March 31, 2020, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. This includes one interest rate swap with a notional amount of $50.0 million that will become effective in May 2020. See “Note 4 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2019 Form 10-K, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K.
RISKS RELATED TO INVESTING IN OUR PUBLIC OFFERING
Because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.
In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par for property-level mortgages or corporate-level credit facilities that are intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases such difference may be significant. As a further example, we estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2020 was $4.9 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $4.9 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2020. By valuing our debt (inclusive of associated interest rate hedges) at par value rather than fair value, our NAV per share as of March 31, 2020 is approximately 0.5%, or $0.05 per share higher than if we valued our debt and associated interest rate hedges at fair value. As of March 31, 2020, we classified all of our debt as intended to be held to maturity.
Interest rate changes may cause volatility in our monthly NAV.
In accordance with our valuation procedures, we generally will use the fair value of our assets and liabilities related to assets held for sale, if any, to determine our monthly NAV. The fair value of certain of our assets and such liabilities may be very sensitive to interest rate changes, such as fixed rate borrowings and interest rate hedges that are not intended to be held to maturity. As a result, changes in projected forward interest rates may cause volatility in our monthly NAV.
RISKS RELATED TO OUR GENERAL BUSINESS OPERATIONS AND OUR CORPORATE STRUCTURE
The current outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and will likely have an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause customers to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.
In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 100 countries, including the United States. COVID-19 has also spread to every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19.
The outbreak of COVID-19 in many countries, including the United States, continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines and restrictions on travel.

Nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. We expect that additional states and cities will implement similar restrictions and there can be no assurances as to the length of time these restrictions will remain in place. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.
The effects of COVID-19 or another pandemic could adversely affect us and/or our customers due to, among other factors:

•
the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel—to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;

•
difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;

•	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;

•
customers’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;

•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;

•	our inability to raise capital in our ongoing public offering, if investors are reluctant to purchase our shares;

•	our inability to deploy capital due to slower transaction volume which may be dilutive to stockholders; and

•	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.
Because our property investments are located in the United States, COVID-19 has begun and will continue to impact our properties and operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.
Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. A significant number of our customers have requested rent concessions and more customers may request rent concessions or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.
The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets has created extreme uncertainty and volatility with respect to the current and future values of real estate, and therefore our NAV per share, as well as the market value of our debt (including associated interest rate hedges). As a result, our NAV per share may not reflect the actual realizable value of our underlying properties at any given time or the market value of our debt (including associated interest rate hedges).
The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it is expected to have a negative impact on the overall real estate market. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 outbreak or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2020 was $4.9 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $4.9 million, or $0.05 per share, as of March 31, 2020.
RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES
Investments in real estate-related securities will be subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate-related securities.
We may invest in real estate-related securities and our investments may consist of real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed in this prospectus.
The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. For example, equity markets are experiencing significant disruption as a result of the outbreak of COVID-19. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. Downturns in equity and debt markets, such as the one we are currently experiencing, will significantly impact the value of our real-estate related securities
Real estate-related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility, (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (iv) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to pay dividends.
RISKS RELATED TO OUR TAXATION AS A REIT
Changes to the U.S. federal income tax laws, including the enactment of certain tax reform measures, could have an adverse impact on our business and financial results.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.
We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the federal tax laws on an investment in our shares.
INVESTMENT COMPANY RISKS
We are not registered as an investment company under the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.
The Company, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as "investment companies" under the Investment Company Act. The operation of a business in a manner so as not to be subject to regulation as an investment company requires an analysis of and compliance with complex laws, regulations and SEC staff interpretations, not all of which are summarized herein. Although we could modify our business methods at any time, at the present time we focus our activities on investments in real estate, buildings, and other assets that can be referred to as "sticks and bricks" and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate related securities, and will otherwise be considered to be in the real estate business.
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
These and other requirements are intended to provide benefits or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect to register as an "investment company" under the Investment Company Act.
We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to ensure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity (on a consolidated basis) and that no such entity holds itself out as being engaged primarily in the business of investing in securities. If an entity were to hold investment securities having a value exceeding 40% of the value of the entity's total assets (on a consolidated basis), and no other exclusion from registration was available, that entity might be required to register as an investment company. In order to avoid such a result, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.
If the Company, the Operating Partnership or any subsidiary owns assets that qualify as "investment securities" and the value of such assets exceeds 40% of the value of its total assets (on a consolidated basis), the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for entities, among other things, "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate." This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity's portfolio be comprised of qualifying interests and an additional 25% of the entity's portfolio be comprised of real estate-

related interests although this percentage may be reduced to the extent that more than 55% of the entity's assets are invested in qualifying interests, (as such terms have been interpreted by the staff of the SEC) and no more than 20% of such entity's total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat as real estate-related interests those assets that do not qualify for treatment as qualifying interests, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying interests and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests and/or real estate-related interests. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
The preceding summary does not purport to be a complete summary of our share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.1 to this Quarterly Report on Form 10-Q.
Refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our redemption history.
The table below summarizes the redemption activity for the three months ended March 31, 2020:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Redeemed Under the Plans or Programs (1)
January 31, 2020	44,747	$9.80	44,747	—
February 29, 2020	17,604	9.91	17,604	—
March 31, 2020	4,787	9.76	4,787	—
Total	67,138	$9.83	67,138	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS
The exhibits required by this item are set forth on the Exhibit Index attached hereto.
EXHIBIT INDEX

Exhibit Number	Description

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

10.1
Sixth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of November 15, 2019. Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.2
Incremental Revolving Commitment Assumption Agreement, dated as of September 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Bank of America, N.A. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.3
Incremental Term Loan and Revolving Commitment Assumption Agreement, dated as of December 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Zions Bancorporation, N.A. Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on March 13, 2020.

101
The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed on May 12, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

May 12, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

May 12, 2020	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)