Form 10-Q
period 2020-06-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2020-08-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Registrant’s telephone number, including area code: (303) 228-2200

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

As of August 5, 2020, there were 115,912,885 shares of the registrant’s Class T common stock, 6,048,515 shares of the registrant’s Class W common stock and 2,512,585 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2020	2019
	(unaudited)
ASSETS
Net investment in real estate properties	$1,162,065	$878,721
Cash and cash equivalents	434,513	51,178
Straight-line and tenant receivables	7,518	4,590
Due from affiliates	207	153
Acquisition deposits	4,000	500
Other assets	2,088	3,631
Total assets	$1,610,391	$938,773
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$11,026	$5,258
Debt, net	461,153	460,211
Due to affiliates	26,824	30,538
Distributions payable	5,393	2,241
Distribution fees payable to affiliates	41,398	16,467
Other liabilities	31,023	16,855
Total liabilities	576,817	531,570
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	3,631	724
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 110,468 and 45,240 shares issued and outstanding, respectively	1,105	452
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 5,566 and 2,736 shares issued and outstanding, respectively	56	27
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 2,398 and 1,299 shares issued and outstanding, respectively	24	13
Additional paid-in capital	1,110,874	451,526
Accumulated deficit	(70,433)	(47,730)
Accumulated other comprehensive (loss) income	(11,684)	2,190
Total stockholders’ equity	1,029,942	406,478
Noncontrolling interests	1	1
Total equity	1,029,943	406,479
Total liabilities and equity	$1,610,391	$938,773

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues:
Rental revenues	$18,345	$7,001	$35,122	$12,964
Total revenues	18,345	7,001	35,122	12,964
Operating expenses:
Rental expenses	4,283	1,549	8,371	2,971
Real estate-related depreciation and amortization	10,728	3,887	20,448	7,015
General and administrative expenses	1,130	638	1,952	1,243
Advisory fees, related party	5,096	1,547	7,156	2,735
Acquisition costs and reimbursements	753	696	1,612	1,574
Other expense reimbursements, related party	664	491	1,493	963
Total operating expenses	22,654	8,808	41,032	16,501
Other expenses:
Interest expense and other	2,821	1,154	5,697	2,355
Total expenses before expense support	25,475	9,962	46,729	18,856
Total expense support from (reimbursement to) the Advisor, net	5,788	1,045	10,322	(1,160)
Net expenses after expense support	(19,687)	(8,917)	(36,407)	(20,016)
Net loss	(1,342)	(1,916)	(1,285)	(7,052)
Net loss attributable to redeemable noncontrolling interest	4	4	4	18
Net loss attributable to noncontrolling interests	—	—	—	—
Net loss attributable to common stockholders	$(1,338)	$(1,912)	$(1,281)	$(7,034)
Weighted-average shares outstanding	115,419	34,452	95,026	30,248
Net loss per common share - basic and diluted	$(0.01)	$(0.06)	$(0.01)	$(0.23)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(1,342)	$(1,916)	$(1,285)	$(7,052)
Change from cash flow hedging derivatives	(1,613)	—	(13,938)	—
Comprehensive loss	$(2,955)	$(1,916)	$(15,223)	$(7,052)
Comprehensive loss attributable to redeemable noncontrolling interests	8	—	68	—
Comprehensive loss attributable to common stockholders	$(2,947)	$(1,916)	$(15,155)	$(7,052)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	28,700	$286	$259,611	$(16,600)	$—	$1	$243,298
Net loss (excludes $4 to redeemable noncontrolling interest)	—	—	—	(1,912)	—	—	(1,912)
Issuance of common stock	8,318	84	86,886	—	—	—	86,970
Share-based compensation	—	—	56	—	—	—	56
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,066)	—	—	—	(5,066)
Trailing distribution fees	—	—	(3,666)	818	—	—	(2,848)
Redemptions of common stock	(25)	—	(245)	—	—	—	(245)
Distributions to stockholders	—	—	—	(4,695)	—	—	(4,695)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(13)	—	—	—	(13)
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$—	$1	$315,545
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	99,802	$997	$933,087	$(56,089)	$(10,075)	$1	$867,921
Net loss (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	(1,338)	—	—	(1,338)
Change from cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	—	(1,609)	—	(1,609)
Issuance of common stock	18,709	188	196,156	—	—	—	196,344
Share-based compensation	—	—	362	—	—	—	362
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(10,076)	—	—	—	(10,076)
Trailing distribution fees	—	—	(7,819)	2,710	—	—	(5,109)
Redemptions of common stock	(79)	—	(780)	—	—	—	(780)
Distributions to stockholders	—	—	—	(15,716)	—	—	(15,716)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(56)	—	—	—	(56)
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss (excludes $18 to redeemable noncontrolling interest)	—	—	—	(7,034)	—	—	(7,034)
Issuance of common stock	16,829	168	175,236	—	—	—	175,404
Share-based compensation	—	—	359	—	—	—	359
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(9,834)	—	—	—	(9,834)
Trailing distribution fees	—	—	(7,278)	1,438	—	—	(5,840)
Redemptions of common stock	(101)	(1)	(1,008)	—	—	—	(1,009)
Distributions to stockholders	—	—	—	(8,237)	—	—	(8,237)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(37)	—	—	—	(37)
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$—	$1	$315,545
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net loss (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	(1,281)	—	—	(1,281)
Change from cash flow hedging activities (excludes $64 attributable to redeemable noncontrolling interest)	—	—	—	—	(13,874)	—	(13,874)
Issuance of common stock	69,303	694	723,802	—	—	—	724,496
Share-based compensation	—	—	976	—	—	—	976
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(34,447)	—	—	—	(34,447)
Trailing distribution fees	—	—	(29,381)	4,452	—	—	(24,929)
Redemptions of common stock	(146)	(1)	(1,439)	—	—	—	(1,440)
Distributions to stockholders	—	—	—	(25,874)	—	—	(25,874)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(163)	—	—	—	(163)
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(1,285)	$(7,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	20,448	7,015
Straight-line rent and amortization of above- and below-market leases	(3,923)	(1,752)
Other	1,466	825
Changes in operating assets and liabilities:
Tenant receivables and other assets	2,137	(152)
Accounts payable and accrued liabilities	(1,113)	1,615
Due from / to affiliates, net	940	4,082
Net cash provided by operating activities	18,670	4,581
Investing activities:
Real estate acquisitions	(293,833)	(253,093)
Acquisition deposits	(4,000)	(150)
Capital expenditures	(2,734)	(556)
Net cash used in investing activities	(300,567)	(253,799)
Financing activities:
Proceeds from line of credit	—	170,000
Repayments of line of credit	(107,000)	(147,000)
Proceeds from term loan	107,500	90,000
Debt issuance costs paid	(50)	(1,348)
Proceeds from issuance of common stock	682,793	164,800
Offering costs paid upon issuance of common stock	(5,099)	—
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(7,546)	(2,503)
Distribution fees paid to affiliates	(3,926)	(1,318)
Redemptions of common stock	(1,440)	(1,009)
Net cash provided by financing activities	665,232	271,622
Net increase in cash, cash equivalents and restricted cash	383,335	22,404
Cash, cash equivalents and restricted cash, at beginning of period	51,178	19,021
Cash, cash equivalents and restricted cash, at end of period	$434,513	$41,425

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”), which updates various codification topics related to financial instruments by clarifying or improving the disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” (“ASU 2020-04”), which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments only apply to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to contract modifications made and hedging relationships entered into after December 31, 2022. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2020, the FASB issued a Staff Question-and-Answer to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under the new lease standard, which we adopted on January 1, 2019. The guidance did not have a material effect on the Company's condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company must make estimates as to collectability of its accounts receivable related to rental income and straight-line rent. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of COVID-19 on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of June 30, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the condensed consolidated financial statements. The allowance for doubtful accounts as of June 30, 2020 was approximately $34,000 and the Company had no allowance for doubtful accounts as of December 31, 2019.

3. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2020, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Norcross Industrial Center	3/23/2020	1	$9,505
Port 146 Distribution Center	4/14/2020	1	9,571
Lima Distribution Center	4/15/2020	1	11,622
Valwood Crossroads	5/11/2020	2	69,999
Eaglepoint Logistics Center	5/26/2020	1	40,216
7A Distribution Center II	5/27/2020	1	23,218
Legacy Logistics Center	6/3/2020	1	39,718
Logistics Center at 33	6/4/2020	1	63,285
Intermodal Logistics Center	6/29/2020	1	28,628
Total Acquisitions		10	$295,762

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions.

During the six months ended June 30, 2020, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2020
Land	$73,961
Building and improvements	194,977
Intangible lease assets	29,342
Above-market lease assets	389
Below-market lease liabilities	(2,907)
Total purchase price (1)	$295,762

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2020, as of the respective date of each acquisition, was 6.3 years.

4. INVESTMENT IN REAL ESTATE

As of June 30, 2020 and December 31, 2019, the Company’s investment in real estate properties consisted of 55 and 45 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2020	December 31, 2019
Land	$335,582	$261,620
Building and improvements	763,184	564,669
Intangible lease assets	107,427	77,294
Construction in progress	2,452	1,126
Investment in real estate properties	1,208,645	904,709
Less accumulated depreciation and amortization	(46,580)	(25,988)
Net investment in real estate properties	$1,162,065	$878,721

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2020 and December 31, 2019 included the following:

	As of June 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$105,531	$(21,094)	$84,437	$75,787	$(11,734)	$64,053
Above-market lease assets (1)	1,896	(385)	1,511	1,507	(211)	1,296
Below-market lease liabilities (2)	(16,106)	4,052	(12,054)	(13,199)	2,494	(10,705)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,825	$577	$2,540	$1,134
Above-market lease amortization	(90)	(27)	(174)	(44)
Below-market lease amortization	770	357	1,557	662
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$5,912	$2,122	$11,059	$3,840
Intangible lease asset amortization	4,816	1,765	9,389	3,175

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2020	2019	Maturity Date	2020	2019
Line of credit (1)	1.46%	3.26%	November 2023	$—	$107,000
Term loan (2)	2.24	2.85	February 2024	415,000	307,500
Fixed-rate mortgage notes (3)	3.71	3.71	August 2024 - December 2027	49,250	49,250
Total principal amount / weighted-average (4)	2.39%	3.04%		$464,250	$463,750
Less unamortized debt issuance costs				$(4,054)	$(4,602)
Add mark-to-market adjustment on assumed debt, net				957	1,063
Total debt, net				$461,153	$460,211
Gross book value of properties encumbered by debt				$116,512	$117,049

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of June 30, 2020, total commitments for the line of credit were $315.0 million and the unused and available portions under the line of credit were both $314.9 million.

(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of June 30, 2020, total commitments for the term loan were $415.0 million, and there were no unused nor available amounts. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(4)	The weighted-average remaining term of the Company’s debt was approximately 3.8 years as of June 30, 2020, excluding any extension options on the line of credit.

As of June 30, 2020, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	415,000	38,000	453,000
Thereafter	—	—	11,250	11,250
Total principal payments	$—	$415,000	$49,250	$464,250

(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

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

As of June 30, 2020, the Company’s line of credit and term loan are the only indebtedness with maturities beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of June 30, 2020, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of June 30, 2020.

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

During the next 12 months, the Company estimates that approximately $3.5 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(11,748)
As of December 31, 2019
Interest rate swaps	4	$200,000	Other assets	$2,190

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019. There were no cash flow hedges in place as of June 30, 2019.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Derivative Instruments Designated as Cash Flow Hedges
Loss recognized in AOCI	$(2,185)	$—	$(14,326)	$—
Amount reclassified from AOCI into interest expense	572	—	388	—
Total interest expense and other presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	2,821	—	5,697	—

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2020
Liabilities
Derivative instruments	$—	$(11,748)	$—	$(11,748)
Total liabilities measured at fair value	$—	$(11,748)	$—	$(11,748)
As of December 31, 2019
Assets
Derivative instruments	$—	$2,190	$—	$2,190
Total assets measured at fair value	$—	$2,190	$—	$2,190

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

Nonrecurring Fair Value of Financial Measurements

As of June 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Line of credit	$—	$—	$107,000	$107,000
Term loan	415,000	407,605	307,500	307,500
Fixed rate mortgage notes	49,250	50,228	49,250	50,326

(1)	The carrying value reflects the principal amount outstanding.

7. STOCKHOLDERS’ EQUITY

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of June 30, 2020, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,141,935	$55,787	$21,175	$1,218,897
DRIP	21,291	981	569	22,841
Total offering	$1,163,226	$56,768	$21,744	$1,241,738
Number of shares issued:
Primary offering	108,605	5,551	2,125	116,281
DRIP	2,118	98	57	2,273
Stock grants	—	6	3	9
Total offering	110,723	5,655	2,185	118,563

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2019
Balance as of March 31, 2019	27,542	626	532	28,700
Issuance of common stock:
Primary shares	7,005	848	256	8,109
DRIP	200	6	3	209
Redemptions	(25)	—	—	(25)
Balance as of June 30, 2019	34,722	1,480	791	36,993
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	92,954	4,697	2,151	99,802
Issuance of common stock:
Primary shares	16,898	848	230	17,976
DRIP	678	38	16	732
Stock grants	—	—	1	1
Redemptions	(62)	(17)	—	(79)
Balance as of June 30, 2020	110,468	5,566	2,398	118,432
FOR THE SIX MONTHS ENDED JUNE 30, 2019
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	14,645	1,311	433	16,389
DRIP	350	8	6	364
Stock grants	—	—	76	76
Redemptions	(32)	—	(69)	(101)
Balance as of June 30, 2019	34,722	1,480	791	36,993
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	64,289	2,813	872	67,974
DRIP	1,041	61	26	1,128
Stock grants	—	—	201	201
Redemptions	(102)	(44)	—	(146)
Balance as of June 30, 2020	110,468	5,566	2,398	118,432

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2020
June 30	$0.13625	$5,194	$7,812	$2,710	$15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.27250	$8,533	$12,889	$4,452	$25,874
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.54500	$6,635	$10,171	$3,535	$20,341

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019
Number of eligible shares redeemed	146	101
Aggregate dollar amount of shares redeemed	$1,440	$1,009
Average redemption price per share	$9.86	$9.99

8. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2020	2019	2020	2019	June 30, 2020 '	December 31, 2019
Expensed:
Advisory fee—fixed component	$2,111	$911	$3,896	$1,581	$793	$593
Advisory fee—performance component	2,985	636	3,260	1,154	3,261	2,913
Acquisition expense reimbursements (1)	748	696	1,449	1,574	478	182
Other expense reimbursements (2)	664	491	1,493	963	226	473
Total	$6,508	$2,734	$10,098	$5,272	$4,758	$4,161
Additional Paid-In Capital:
Selling commissions	$4,607	$1,788	$17,465	$3,606	$—	$—
Dealer manager fees	3,400	1,529	12,892	3,330	—	—
Offering costs (3)	2,069	1,749	4,090	2,898	20,008	21,269
Distribution fees—current	2,710	818	4,452	1,438	916	389
Distribution fees—trailing (4)	5,109	2,848	24,929	5,840	41,398	16,467
Total	$17,895	$8,732	$63,828	$17,112	$62,322	$38,125

(1)	Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset. Beginning January 1, 2020, the Company either pays directly or reimburses the Advisor for such expenses.
(2)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the advisory agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.6 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, and $1.4 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(3)	The Company is reimbursing the Advisor for all organization and offering costs incurred on its behalf as of December 31, 2019 ratably over 60 months. Since January 1, 2020, the Company either pays directly or reimburses the Advisor for offering costs as and when incurred.
(4)	The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the condensed consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares.

Expense Support Agreement

The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement, which has been extended through December 31, 2020. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2019 Form 10-K for a description of the expense support agreement. As of June 30, 2020, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $27.1 million. Of this amount, total reimbursements to the Advisor was $16.8 million, and $10.3 million remains available to be reimbursed, subject to certain conditions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Fees deferred	$2,111	$911	$3,896	$1,581
Other expenses supported	6,860	1,209	9,609	1,834
Total expense support from Advisor	8,971	2,120	13,505	3,415
Reimbursement of previously deferred fees and other expenses supported	(3,183)	(1,075)	(3,183)	(4,575)
Total expense support from (reimbursement to) Advisor, net (1)	$5,788	$1,045	$10,322	$(1,160)

(1)	As of June 30, 2020 and December 31, 2019, approximately $3.2 million and $5.4 million, respectively, was payable to the Advisor by the Company and is included in due to affiliates on the condensed consolidated balance sheets.

9. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Distributions payable	$5,393	$1,683
Distribution fees payable to affiliates	41,398	13,299
Distributions reinvested in common stock	11,346	3,671
Accrued offering costs	20,008	17,017
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	2,913	723
Accrued acquisition expense reimbursements	478	4,423
Non-cash selling commissions and dealer manager fees	30,357	6,936
Mortgage notes assumed on real estate acquisitions at fair value	—	50,418

Restricted Cash

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$51,178	$19,016
Restricted cash (1)	—	5
Cash, cash equivalents and restricted cash	$51,178	$19,021
End of period:
Cash and cash equivalents	$434,513	$41,395
Restricted cash (2)	—	30
Cash, cash equivalents and restricted cash	$434,513	$41,425

(1)	As of December 31, 2019, the Company did not have any restricted cash. As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements.
(2)	As of June 30, 2020, the Company did not have any restricted cash. As of June 30, 2019, restricted cash consisted of cash held in escrow in connection with a property acquisition.

10. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current pandemic of the novel coronavirus (COVID-19). The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, transportation, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, the Company has had customers request rent deferral or rent abatement during this pandemic. The outbreak has triggered a period of global economic slowdown and could trigger a global recession.

The COVID-19 pandemic could have material and adverse effects on the Company’s financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity severely impacts the Company’s customers’ businesses, financial condition and liquidity and may cause customers to be unable to fully meet their obligations to the Company or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact the Company’s future compliance with financial covenants of the Company’s credit facility and other debt agreements; and
●	weaker economic conditions could cause the Company to recognize impairment in value of its tangible or intangible assets.

While COVID-19 has not had a material effect on the Company as of the date of this report, the extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

11. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2020.

12. SUBSEQUENT EVENTS

Status of the Public Offerings

As of August 5, 2020, the Company had raised gross proceeds of $1.3 billion from the sale of 124.7 million shares of its common stock in its public offerings, including $28.2 million from the sale of 2.8 million shares of its common stock through its distribution reinvestment plan. As of August 5, 2020, approximately $1.2 billion in shares of the Company’s common stock remained available for sale pursuant to its follow-on public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $480.1 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $69.2 million, comprised of four industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

Interests Purchase

On July 15, 2020, the Company entered into an Interest Purchase Agreement (the “Agreement”) with Industrial Property Operating Partnership LP, the operating partnership of Industrial Property Trust (“IPT”), in order to acquire interests in two portfolios aggregating 83 industrial properties, which properties are described below.  The interest purchase closed upon signing.

The Agreement conveys all of the ownership interests (the “Interests) in IPT Real Estate Holdco LLC (“IPT Holdco”), which in turn owns all the interests in: (i) IPT BTC I LP LLC (the “BTC I LP”), the owner of a 19.9% limited partner interest in Build-To-Core Industrial Partnership I LP (“BTC I”); (ii) IPT BTC I GP LLC (the “BTC I GP”), the owner of a 0.1% general partner interest in BTC I; (iii) IPT BTC II LP LLC (the “BTC II LP”), the owner of a 7.9% limited partner interest in Build-To-Core Industrial Partnership II LP (“BTC II”); and (iv) IPT BTC II GP LLC (the “BTC II GP”), the owner of a 0.1% general partner interest in BTC II.  The purchase price for the Interests was $301 million in cash paid at closing, exclusive of due diligence expenses and other closing costs.  The Company funded the acquisition of the Interests using proceeds from the Company’s public offering.

The external advisor to IPT is an affiliate of the Company’s external advisor, BCI IV Advisors LLC (the “Advisor”). The Company and IPT also have certain common officers. Certain officers of IPT and certain trustees of the IPT board of trustees (the “IPT Board”) are also stockholders of the Company. The Company and IPT are also sponsored by affiliates of Black Creek Group, LLC, and such sponsors hold partnership units in the operating partnerships of the Company and IPT, respectively. In addition, certain trustees of IPT are also members of the Company’s board of directors. The IPT Board and the Company’s board of directors each established a special committee of independent trustees or directors, as applicable, to review and approve the Agreement and the transactions contemplated thereby, including the sale of the Interests. The members of the IPT special committee did not overlap with members of the Company’s special committee, and none of the members of the Company’s special committee are trustees of IPT. All of the members of the Company’s special committee were disinterested in the Agreement, including the sale of the Interests. Each of the special committees engaged legal counsel and an independent financial advisor to assist the special committees in their evaluation and negotiation of the transactions contemplated by the Agreement. CBRE Capital Advisors, Inc., the independent financial advisor to the IPT special committee, delivered a fairness opinion to the IPT special committee. Duff & Phelps, the independent financial advisor to the Company special committee, delivered a fairness opinion to the Company special committee. The Agreement and the transactions contemplated thereby, including the sale of the Interests, were approved by the special committees of each of the Company and IPT.

The BTC Portfolio

BTC I and BTC II together own a portfolio (the “BTC Portfolio”) consisting of 64 acquired or completed industrial buildings totaling approximately 16.6 million square feet on approximately 504 acres located in 16 markets throughout the U.S., with 92 customers, which is 79.2% leased with a weighted-average remaining lease term (based on square feet) of approximately 4.8 years as of July 15, 2020; 10 buildings under construction totaling 2.9 million square feet; eight buildings in the pre-construction phase for an additional 2.5 million square feet; and one land parcel. More specifically, as of July 15, 2020:

●	BTC I owned a real estate portfolio that consisted of 41 acquired or completed buildings totaling approximately 11.5 million square feet that were approximately 87.8% leased; three buildings under construction totaling 0.6 million square feet; two buildings in the pre-construction phase for an additional 0.4 million square feet; and one land parcel.
●	BTC II owned a real estate portfolio that consisted of 23 acquired or completed buildings totaling approximately 5.1 million square feet that were approximately 59.5% leased; seven buildings under construction totaling 2.3 million square feet; and six buildings in the pre-construction phase for an additional 2.1 million square feet.

There were no customers that individually lease more than 10% of the total rentable area of the BTC Portfolio as of July 15, 2020.

Related-Party Agreements

Amendment to Advisory Agreement

On July 15, 2020, in connection with the acquisition of the Interests, the Company, BCI IV Operating Partnership LP (the Company’s operating partnership, referred to as the “Operating Partnership”) and the Advisor entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Advisory Agreement (2020), dated as of June 12, 2020. Amendment No. 1 provides that the Advisor shall receive a development fee in connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development properties or overseeing the provision of these services by third parties on behalf of the Company. The fee will be an amount that will be equal to 4.0% of total project cost of the development property (or the Company’s proportional interest therein with respect to real property held in joint ventures or other entities that are co-owned). If the Advisor engages a third party to provide development services, the third party will be compensated directly by the Company, and the Advisor will receive the development fee if it provides development oversight services.

BTC I Services Agreement and Incentive Distributions Sharing

Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership of BTC I, as amended (the “BTC I Partnership Agreement”), the BTC I GP will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC I Advisory Services”). As compensation for providing the BTC I Advisory Services, the BTC I Partnership will pay the BTC I GP, or its designee, certain fees in accordance with the terms of the BTC I Partnership Agreement. On February 12, 2015, the BTC I GP and Industrial Property Advisors LLC, the external Advisor to IPT (the “IPT Advisor”) and an entity owned by affiliates of the Advisor, entered into an agreement that Industrial Property Advisors LLC subsequently assigned to Industrial Property Advisors Sub I LLC (the “BTC I SLP”), an entity owned by affiliates of the Advisor. Pursuant to this agreement (the “BTC I Services Agreement”), the BTC I GP appointed the BTC I SLP to provide the BTC I Advisory Services and has assigned to the BTC I SLP the fees payable pursuant to the BTC I Partnership Agreement for providing the BTC I Advisory Services. As a result of the payment of the fees pursuant to the BTC I Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the BTC I SLP pursuant to the BTC I Services Agreement, and (ii) the percentage interest of the BTC I Partnership owned by the BTC I GP and the BTC I LP.

In connection with the sale of the Interests pursuant to the Agreement, the parties to the BTC I Services Agreement amended such agreement to make certain conforming changes to reflect the new indirect ownership structure of BTC I as a result of the sale of the Interests.

In addition, the BTC I Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to BTC I GP and the BTC I SLP, which are subject to certain return thresholds being achieved. BTC I GP and the BTC I SLP have agreed to split such incentive distributions such that BTC I SLP will receive 60% of the incentive distributions attributable to interests in BTC I which are not owned by the BTC I GP or BTC I LP.

The BTC I SLP has also entered into an agreement with the BTC I GP and the BTC I LP, dated September 15, 2016, providing that if the BTC I GP and the BTC I LP propose to transfer all (but not less than all) of their respective interests to an unrelated third party, then they can require the BTC I SLP to transfer its special limited partnership interest to the purchaser on the same terms and conditions.

BTC II Services Agreement and Incentive Distributions Sharing

Pursuant to the Agreement of Limited Partnership of BTC II, as amended (the “BTC II Partnership Agreement”), the BTC II GP will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC II Advisory Services”). As compensation for providing the BTC II Advisory Services, the BTC II Partnership will pay the BTC II GP, or its designee, certain fees in accordance with the terms of the BTC II Partnership Agreement. On May 19, 2017, the BTC II GP and Industrial Property Advisors Sub III LLC (the “BTC II Service Provider”), an entity owned by affiliates of the Advisor, entered into that certain agreement (the “BTC II Services Agreement”), pursuant to which the BTC II GP appointed the BTC II Service Provider to provide the BTC II Advisory Services and has assigned to the BTC II Service Provider the fees payable pursuant to the BTC II Partnership Agreement for providing the BTC II Advisory Services. As a result of the payment of the fees pursuant to the BTC II Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the BTC II Service Provider pursuant to the BTC II Services Agreement, and (ii) the percentage interest of the BTC II Partnership owned by the BTC II GP and the BTC II LP.

In connection with the sale of the Interests pursuant to the Agreement, the parties to the BTC II Services Agreement amended such agreement to make certain conforming changes to reflect the new indirect ownership structure of BTC II as a result of the sale of the Interests.

In addition, the BTC II Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to BTC II GP and Industrial Property Advisors Sub IV LLC (the “BTC II SLP”), an entity owned by affiliates of the Advisor, which are subject to certain return thresholds being achieved. BTC II GP and the BTC II SLP have agreed to split such incentive distributions such that BTC II SLP will receive 80% of the incentive distributions attributable to interests in BTC II which are not owned by the BTC II GP or BTC II LP.

BTC I Partnership Agreement

The BTC I Partnership Agreement is by and among: (a) the BTC I GP; (b) the BTC I LP; (c) the BTC I SLP; (d) bcIMC (WCBAF) Realpool Global Investment Corporation, a Canadian corporation, as a limited partner (“BCIMC WCBAF”); (e) bcIMC (College) US Realty Inc., a Canadian corporation, as a limited partner (“BCIMC College”); (f) bcIMC (Municipal) US Realty Inc., a Canadian

corporation, as a limited partner (“BCIMC Municipal”); (g) bcIMC (Public Service) US Realty Inc., a Canadian corporation, as a limited partner (“BCIMC Public Service”); (h) bcIMC (Teachers) US Realty Inc., a Canadian corporation, as a limited partner (“BCIMC Teachers”); (i) bcIMC (WCB) US Realty Inc., a Canadian corporation, as a limited partner (“BCIMC WCB”); and (j) bcIMC (Hydro) US Realty Inc., a Canadian corporation, as a limited partner (“BCIMC Hydro” and, together with BCIMC WCBAF, BCIMC College, BCIMC Municipal, BCIMC Public Service, BCIMC Teachers and BCIMC WCB, collectively, the “BCIMC Limited Partner”).

The BTC I Partnership Agreement sets forth certain rights and obligations among the Partners, including the following key provisions:

Investments

The BTC I portfolio is summarized above. Approximately 89% of the capital commitments of BTC I have already been called and invested and the identification period for new investments has expired. The remaining 11% of capital commitments can be called to finalize development projects that are underway if existing sources of liquidity, including cash flow from operations or additional debt capacity, are not sufficient.

Management

The BTC I GP manages the day-to-day operations of BTC I, subject to the rights of the BCIMC Limited Partner to approve certain major decisions, including, but not limited to: the acquisition and sale of investments; the creation or assumption of debt financing; entering into or terminating certain material agreements; settling material litigation; materially changing the tax or legal structure of BTC I; entering into certain affiliate transactions; waiver of certain material rights; winding up, dissolution or liquidation of BTC I; and any merger or consolidation of BTC I.

As compensation for the BTC I GP providing acquisition and asset management services and, to the extent applicable, development management and development oversight services or acting as the sole guarantor of indebtedness of BTC I, BTC I will pay the BTC I GP, or its designee, certain fees in accordance with the terms of the BTC I Partnership Agreement. As described above, pursuant to the BTC I Services Agreement the BTC I GP appointed the BTC I SLP to provide the BTC I Advisory Services and has assigned to the BTC I SLP the fees payable pursuant to the BTC I Partnership Agreement for providing the BTC I Advisory Services. As a result of the payment of the fees pursuant to the BTC I Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the BTC I SLP pursuant to the BTC I Services Agreement, and (ii) the percentage interest of the BTC I Partnership owned by the BTC I GP and the BTC I LP. Thus, the Company is not affected by these fees either positively or negatively.

The BTC I GP is required to have the properties in the BTC I portfolio appraised by an independent appraiser within the calendar year following acquisition with respect to core investments and within the calendar year following the date of stabilization (as defined in the BTC I Partnership Agreement) with respect to development and value-add investments. Thereafter, the BTC I GP is required to have such investments appraised by an independent appraiser annually.

Distributions

The BTC I Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the BTC I GP, which are subject to certain return thresholds being achieved.

Term

The term of BTC I shall continue until February 12, 2025 or such other date approved by the BTC I GP, the BTC I LP and the BCIMC Limited Partner. Upon expiration of the term, BTC I shall be dissolved and wound up unless otherwise approved by unanimous written consent of the partners.

Removal of General Partner; Transfer of Interests; Buy-Sell Rights

The BTC I GP may be removed for “cause,” as defined in the BTC I Partnership Agreement, which includes, but is not limited to: (i) the commission by the BTC I GP of an uncured material breach, a willful bad act, or gross negligence which has a material adverse effect on the BTC I Partnership; (ii) an unpermitted change in control of the Company; or (iii) the bankruptcy of the BTC I GP. If the BCIMC Limited Partner requests the removal of the General Partner, the removal determination will be made by binding arbitration. If the arbitration results in a determination to remove the BTC I GP, then the BCIMC Limited Partner will appoint a replacement general partner from a previously approved list of third-party real estate and investment management companies. The commencement of an arbitration proceeding to remove the General Partner will result in the BCIMC Limited Partner having the right to trigger the “buy-sell mechanism” described below with respect to the BTC I Partnership’s entire investment portfolio.

Each of the BTC I LP and the BCIMC Limited Partner will not be permitted to transfer their respective interests in BTC I to a third party until the date on which 85% of the rentable space of BTC I’s last acquired development investment has been leased to tenants under leases for which the lease commencement date has occurred and such tenants have taken occupancy of their premises and have commenced base rent payments (the “Trigger Date”), at which time each of the BTC I LP and the BCIMC Limited Partner will be permitted to transfer all (but not less than all) of their respective interests, subject to certain limitations and requirements (including, with respect to a transfer of the BTC I LP’s interest in BTC I to a transferee, the requirement that there be a concurrent transfer by the BTC I GP of its interest in BTC I to such transferee, which transfer shall be subject to the limitations set forth in the immediately succeeding sentence). Following the Trigger Date, the BTC I GP also will be permitted to transfer its interest in BTC I to a third party institutional transferee meeting certain conditions set forth in the BTC I Partnership Agreement, subject to the approval of the BCIMC Limited Partner. Each partner may transfer its respective interest to an affiliate of such partner at any time, subject to certain limitations. With respect to a transfer to a third party, any non-transferring partner will have a right of first offer with respect to the transferring partner’s interest, as well as customary tag-along rights.

At any time after the Trigger Date, the BTC I LP or the BCIMC Limited Partner will have the right to trigger a buy-sell mechanism. For purposes of the buy-sell mechanism, the BTC I LP and the BTC I GP will be deemed a single party. Upon delivery of a buy-sell notice, the buy-sell mechanism shall commence by any party offering to purchase the entire interest of the other party and the offeree must either sell its interest at the offered price or elect to buy the interest of the offering partner at the offered price. The BTC I LP and the BTC I GP will have a one-time right to delay any liquidation of the portfolio and the buy-sell process for up to 90 days (which in certain events may be extended to not more than six months in aggregate) if the Company is pursuing a transaction by which its common shares would become listed on a national securities exchange.

Not more than 12 months prior to the expiration of the Term, each of the BTC I LP and the BCIMC Limited Partner will have the right to cause a forced sale of the investment portfolio and other assets of BTC I for a proposed portfolio price, subject to a right of first offer in favor of the non-initiating partners to acquire the entire interest of the initiating partner for a price determined in accordance with the terms of the BTC I Partnership Agreement (the “ROFO Price”). In the event the non-initiating partners decline to purchase the interest of the initiating Partner for the ROFO Price, the initiating partner will have the right to market the portfolio to a third party at a price not less than 98% of the initiating partner’s original proposed portfolio price. The initiating partner may thereafter elect to present a forced sale of the portfolio for a price less than 98% of the initiating partner’s original proposed portfolio price, subject to a right of first refusal in favor of the non-initiating partners.

Dissolution and Liquidation

BTC I shall be dissolved on the first to occur of the following: bankruptcy of BTC I, withdrawal of the BTC I GP, sale of all or substantially all of the property of BTC I, at the time there is no limited partner, or the expiration of the Term. Upon dissolution of BTC I, the assets shall be liquidated and distributed in the following order of priority: payment of the expenses of the liquidation, satisfaction of BTC I debt and all other liabilities to creditors other than partners who are creditors, the satisfaction of any liabilities to partners who are creditors, and to the partners.

Dispute Resolution

In the event of (i) a dispute as to “cause” (as described above) or (ii) a deadlock event prior to the Trigger Date, each of the BTC I LP and the BCIMC Limited Partner may deliver a written arbitration notice to the other Partners and initiate a final and binding arbitration procedure as described in the BTC I Partnership Agreement

Articles of Amendment

On August 4, 2020, the Company filed Articles of Amendment (the "Charter Amendment”) to its Third Articles of Amendment and Restatement (the “Charter”) with the Maryland State Department of Assessments and Taxation. The Charter Amendment revised Section 12.2 of Article XII of the Charter, which sets forth the voting rights of stockholders. This amendment removed language that certain state securities administrators believe could be used to dilute common stockholder voting rights, in the event that the Company has classes or series of stock in the future with special voting rights. As the Company does not have any classes or series of stock with special voting rights, such as preferred stock, the Company does not expect this amendment to have a meaningful impact on the Company or its stockholders.

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material.

The Company has continued to receive certain rent relief requests in July and August 2020, most often in the form of rent deferral requests, as a result of COVID-19. The Company is evaluating each customer relief request on an individual basis, considering a number of factors. Where appropriate, the Company has restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning itself to recapture abated rent over time; however, rent relief requests have remained steady and have not had a material impact on the Company’s condensed consolidated financial statements as of June 30, 2020. Not all customer requests will ultimately result in modification of lease agreements, nor is the Company forgoing its contractual rights under its lease agreements. The Company can provide no assurances that it will be able to recover unpaid rent.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to GAAP; and
●	Our ability to continue to qualify as a REIT.

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

As of June 30, 2020, we had raised gross proceeds of approximately $1.2 billion from the sale of 118.6 million shares of our common stock and the issuance of notes payable in our public offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

As of June 30, 2020, we owned and managed a real estate portfolio that included 55 industrial buildings totaling approximately 11.6 million square feet located in 18 markets throughout the U.S., with 103 customers, and was 97.1% leased and occupied with a weighted-average remaining lease term (based on square feet) of 4.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.

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

Our primary investment objectives include the following:

●	preserving and protecting our stockholders’ capital contributions;
●	providing current income to our stockholders in the form of regular cash distributions; and

●	realizing capital appreciation upon the potential sale of our assets or other liquidity events.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. See our valuation procedures, incorporated by reference as Exhibit 99.2 to this Quarterly Report on Form 10-Q, for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by Altus Group U.S. Inc. (the “Independent Valuation Advisor”). All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our board of directors. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation procedures and such appraisals are reviewed by the Independent Valuation Advisor. As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in the Operating Partnership (“OP Units”) held directly or indirectly by the Sponsor, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately to the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from net book value on a GAAP basis. Most significantly, the valuation of our real estate assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor on a monthly basis. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Other examples that will cause our NAV to differ from our GAAP net book value include the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. Third party appraisers may value our individual real estate assets using appraisal standards that deviate from fair value standards under GAAP. The use of such appraisal standards may cause our NAV to deviate from GAAP fair value principles. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2020 and December 31, 2019:

	As of	As of
(in thousands)	June 30, 2020	December 31, 2019
Investments in industrial properties	$1,242,700	$923,600
Cash and cash equivalents	434,513	51,178
Other assets	7,429	1,423
Line of credit, term loan and mortgage notes	(464,250)	(464,826)
Other liabilities	(23,408)	(11,092)
Accrued performance component of advisory fee	(3,261)	(2,913)
Accrued fixed component of advisory fee	(793)	(593)
Aggregate Fund NAV	$1,192,930	$496,777
Total Fund Interests outstanding	118,593	49,302

The following table sets forth the NAV per Fund Interest as of June 30, 2020:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$1,192,930	$1,111,199	$55,990	$22,110	$3,631
Fund Interests outstanding	118,593	110,468	5,566	2,198	361
NAV Per Fund Interest	$10.0591	$10.0591	$10.0591	$10.0591	$10.0591

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2020, we estimated approximately $42.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We intend for our NAV to reflect our estimated value on the date that we determine our NAV. As such, we do not deduct the liability for estimated future distribution fees in our calculation of NAV that may become payable after the date as of which our NAV is calculated.

The valuations of our real property as of June 30, 2020 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the hypothetical changes listed below would result in the following effects on the value of our real properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and our corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2020 was $5.3 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $5.3 million, or $0.05 per share, as of June 30, 2020. As of June 30, 2020, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our share returns assuming we continue to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Performance

Our NAV decreased from $10.0763 per share as of December 31, 2019 to $10.0591 per share as of June 30, 2020. The decrease in NAV was primarily driven by the repayment of organization and offering costs that were previously funded on behalf of the Company by the Advisor, partially offset by the performance of our real estate portfolio in the second quarter, which includes the performance of eight operating properties acquired during the six months ended June 30, 2020, for an aggregate purchase price of $277.0 million. Additionally, in light of current economic conditions, the Independent Valuation Advisor recently made certain COVID-19 related adjustments to the cash flows used to determine our real estate valuations, which ultimately drive our NAV. The adjustments primarily relate to increased credit loss reserves in light of potential business disruptions caused by COVID-19. We believe these adjustments reflect the current risk to our portfolio as a result of COVID-19, and the Independent Valuation Advisor will continue to update these assumptions as events unfold.

As noted above, effective February 29, 2020, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our Class I share return assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the February 29, 2020 NAV:

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of June 30, 2020)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(3.49)%	(2.53)%	(0.17)%	2.98%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.21)%	(2.69)%	(0.33)%	2.92%
Difference	(0.28)%	0.16%	0.16%	0.06%

Class T Share Total Return (without Sales Charge) (3)	1.06%	2.07%	4.54%	4.78%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.35%	1.90%	4.36%	4.71%
Difference	(0.29)%	0.17%	0.18%	0.07%

Class W Share Total Return (3)	1.18%	2.32%	5.05%	5.35%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.47%	2.15%	4.87%	5.25%
Difference	(0.29)%	0.17%	0.18%	0.10%

Class I Share Total Return (3)	1.31%	2.57%	5.57%	5.82%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.60%	2.40%	5.39%	5.74%
Difference	(0.29)%	0.17%	0.18%	0.08%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offering or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. From December 31, 2019 and through August 5, 2020, we raised over $788.8 million in equity capital. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. As a result, our balance sheet as of June 30, 2020 was strong with over $400.0 million of cash and less than 30% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus cash and cash equivalents. We have continued to see steady capital inflows from new investors who invested $189.0 million of new capital into the Company during the second quarter. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. In addition, our portfolio was 97.1% leased and occupied as of June 30, 2020 and is diversified across 55 assets totaling 11.6 million square feet. Our buildings contain a diverse roster of 103 customers, large and small, spanning a multitude of industries and sectors across 18 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time.

Our tenured and experienced asset management teams are working directly with our customers to manage through these turbulent times. Many of our customers’ businesses have been disrupted and some of our more impacted customers are experiencing lost revenue. Our teams are working with these customers to ensure they take advantage of any available insurance and government stimulus programs, which may help them pay rent whether in full or in part. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. After adjusting for customers with such forbearance agreements in place, we received or agreed to defer 99% of our rent originally payable for the second quarter of 2020, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to such forbearance agreements with approximately 5% of our customers (based on second quarter gross rent). Within our existing portfolio, and without adjusting for the effects of these forbearance agreements, we received 94% of our contractual rent for the second quarter of 2020, and 97% of our contractual rent for July. Rent relief requests have remained steady and did not have a material impact on our results of operations for the six months ended June 30, 2020. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a significant risk, we believe our NAV as of June 30, 2020 currently reflects this uncertainty, as the Independent Valuation Advisor has proactively increased credit loss reserves that may result from forbearance agreements or increased vacancies in the broader market since the start of the COVID-19 pandemic. While we have not yet seen a reduction in deployment, going forward, the market disruption may slow our pace of deployment as sellers may be less willing to transact. Slower deployment of capital into income producing real estate further reduces near-term cash flow generated to cover our distributions to our stockholders and may cause us to reduce our NAV in future periods in the absence of asset appreciation or expense support from the Advisor. However, we believe our strong balance sheet and ability as an operator will allow us to be a patient buyer of assets in order to maximize long-term total return and value creation for our stockholders.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During the six months ended June 30, 2020, we completed the following activities:

●	Our NAV was $10.0591 per share as of June 30, 2020 as compared to $10.0763 per share as of December 31, 2019.
●	We raised $724.5 million of gross equity capital from our public offerings during the six months ended June 30, 2020.
●	We acquired 10 industrial buildings comprised of 3.1 million square feet for an aggregate purchase price of approximately $295.8 million, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We entered into interest rate swaps with an aggregate notional amount of $150.0 million during the first quarter of 2020 to hedge LIBOR on our term loan, including one that became effective during the second quarter. These interest rate swaps, in combination with those already in place, effectively fix LIBOR at a weighted-average of 1.14% and result in an all-in interest rate on our term loan ranging from 1.84% to 2.60% depending on our consolidated leverage ratio.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2020	December 31, 2019	June 30, 2019
Portfolio data:
Total buildings	55	45	34
Total rentable square feet	11,618	8,486	5,677
Total number of customers	103	103	86
Percent occupied of total portfolio (1)	97.1%	98.7%	99.1%
Percent leased of total portfolio (1)	97.1%	100.0%	99.6%

(1)	See “Overview—General” above for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2020 Compared to the Same Periods in 2019

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2020 as compared to the same periods in 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 17 buildings totaling approximately 3.2 million square feet owned as of April 1, 2019, which represented 27.2% of total rentable square feet, 35.6% of total revenues, and 35.4% of net operating income for the three months ended June 30, 2020. The same store operating portfolio for the six month periods presented below included 13 buildings totaling approximately 2.7 million square feet owned as of January 1, 2019, which represented 23.6% of total rentable square feet, 31.0% of total revenues, and 31.4% of net operating income for the six months ended June 30, 2020.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	Change	%Change	2020	2019	Change	%Change
Rental revenues:
Same store operating properties	$6,538	$6,341	$197	3.1%	$10,891	$10,656	$235	2.2%
Other properties	11,807	660	11,147	NM	24,231	2,308	21,923	NM
Total rental revenues	18,345	7,001	11,344	NM	35,122	12,964	22,158	NM
Rental expenses:
Same store operating properties	(1,567)	(1,429)	(138)	9.7%	(2,479)	(2,387)	(92)	3.9%
Other properties	(2,716)	(120)	(2,596)	NM	(5,892)	(584)	(5,308)	NM
Total rental expenses	(4,283)	(1,549)	(2,734)	NM	(8,371)	(2,971)	(5,400)	NM
Net operating income:
Same store operating properties	4,971	4,912	59	1.2%	8,412	8,269	143	1.7%
Other properties	9,091	540	8,551	NM	18,339	1,724	16,615	NM
Total net operating income	14,062	5,452	8,610	NM	26,751	9,993	16,758	NM
Other (expenses) income:
Real estate-related depreciation and amortization	(10,728)	(3,887)	(6,841)	NM	(20,448)	(7,015)	(13,433)	NM
General and administrative expenses	(1,130)	(638)	(492)	77.1%	(1,952)	(1,243)	(709)	57.0%
Advisory fees, related party	(5,096)	(1,547)	(3,549)	NM	(7,156)	(2,735)	(4,421)	NM
Acquisition costs and reimbursements	(753)	(696)	(57)	8.2%	(1,612)	(1,574)	(38)	2.4%
Other expense reimbursements, related party	(664)	(491)	(173)	35.2%	(1,493)	(963)	(530)	55.0%
Interest expense and other	(2,821)	(1,154)	(1,667)	NM	(5,697)	(2,355)	(3,342)	NM
Total expense support from (reimbursement to) the Advisor, net	5,788	1,045	4,743	NM	10,322	(1,160)	11,482	NM
Total other expenses	(15,404)	(7,368)	(8,036)	NM	(28,036)	(17,045)	(10,991)	64.5%
Net loss	(1,342)	(1,916)	574	30.0%	(1,285)	(7,052)	5,767	81.8%
Net loss attributable to redeemable noncontrolling interest	4	4	—	—%	4	18	(14)	77.8%
Net loss attributable to noncontrolling interests	—	—	—	—%	—	—	—	—%
Net loss attributable to common stockholders	$(1,338)	$(1,912)	$574	30.0%	$(1,281)	$(7,034)	$5,753	81.8%
Weighted-average shares outstanding	115,419	34,452	80,967		95,026	30,248	64,778
Net loss per common share - basic and diluted	$(0.01)	$(0.06)	$0.04		$(0.01)	$(0.23)	$0.22

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $11.3 million and $22.2 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio during the past 12 months. For the three and six months ended June 30, 2020, non-same store rental revenues reflect the addition of 42 and 38 buildings we have acquired since January 1, 2019 and April 1, 2019, respectively. Same store rental revenues increased $0.2 million, or 3.1%, and $0.2 million, or 2.2%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, repair and maintenance, and utilities. Total rental expenses increased by approximately $2.7 million and $5.4 million for the three and six months ended June 30, 2020, respectively, as compared to the same period in 2019, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2019. Same store rental expenses increased by $0.1 million, or 9.7%, and $0.1 million, or 3.9%, for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to an increase in portfolio-wide property taxes, partially offset by a decrease in repairs and maintenance, including lower snow removal and HVAC costs.

Other Expenses. Other expenses, in aggregate, increased by approximately $8.0 million and $11.0 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense and advisory fees totaling an aggregate amount of $10.4 million and $17.9 million for the three and six months ended June 30, 2020, respectively, as a result of the growth in our portfolio as compared to the same periods in 2019;
●	an increase in interest expense of $1.7 million and $3.3 million for the three and six months ended June 30, 2020, respectively, primarily related to: (i) an increase in the interest expense from the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019 of $0.9 million for the three and six months ended June 30, 2020 as compared to the same periods in 2019; and (ii) an increase in the interest expense of $0.8 million and $2.8 million from borrowings under the term loan due to an increase in average net borrowings of $273.0 million and $270.6 million for the three and six months ended June 30, 2020, respectively; partially offset by a decrease in interest from borrowings under the line of credit due to a decrease in average net borrowings of $12.7 million and $20.3 million for the three and six months ended June 30, 2020, respectively, as compared to the same periods in 2019; and

Partially offset by:

●	a net increase in the expense support from the Advisor of $4.7 million and $11.5 million for the three and six months ended June 30, 2020, respectively, due to the $5.8 million and $10.3 million of net expense support received for the three and six months ended June 30, 2020, respectively, as compared to the $1.0 million of net expense support received for the three months ended June 30, 2019 and the net reimbursement to the Advisor of $1.2 million pursuant to the expense support agreement between us and the Advisor of deferred fees and other expenses that were previously supported for the six months ended June 30, 2019.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2020 and 2019.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

					For the Period
					From Inception
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(August 12, 2014) to
(in thousands, except per share data)	2020	2019	2020	2019	June 30, 2020
GAAP net loss attributable to common stockholders	$(1,338)	$(1,912)	$(1,281)	$(7,034)	$(27,844)
GAAP net loss per common share	(0.01)	$(0.06)	(0.01)	$(0.23)	$(1.66)
Reconciliation of GAAP net income (loss) to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(1,338)	$(1,912)	$(1,281)	$(7,034)	$(27,844)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	10,728	3,887	20,448	7,015	46,225
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization	(33)	(9)	(62)	(18)	(104)
NAREIT FFO attributable to common stockholders	$9,357	$1,966	$19,105	$(37)	$18,277
NAREIT FFO per common share	$0.08	$0.06	$0.20	$(0.00)	$1.09
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$9,357	$1,966	$19,105	$(37)	$18,277
Add (deduct) Company-defined adjustments:
Acquisition costs and reimbursements	753	696	1,612	1,574	9,580
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(2)	(2)	(5)	(4)	(11)
Company-defined FFO attributable to common stockholders	$10,108	$2,660	$20,712	$1,533	$27,846
Company-defined FFO per common share	$0.09	$0.08	$0.22	$0.05	$1.66
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$10,108	$2,660	$20,712	$1,533	$27,846
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(2,505)	(907)	(3,923)	(1,752)	(10,017)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases	8	2	12	4	20
MFFO attributable to common stockholders	$7,611	$1,755	$16,801	$(215)	$17,849
MFFO per common share	$0.07	$0.05	$0.18	$(0.01)	$1.06
Weighted-average shares outstanding	115,419	34,452	95,026	30,248	16,793

We believe that: (i) our NAREIT FFO of $9.4 million, or $0.08 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $15.7 million, or $0.14 per share, for the three months ended June 30, 2020; (ii) our NAREIT FFO of $19.1 million, or $0.20 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $25.9 million, or $0.27 per share, for the six months ended June 30, 2020; and (iii) our NAREIT FFO of $18.3 million, or $1.09 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $51.4 million, or $2.02 per share, for the period from inception (August 12, 2014) to June 30, 2020, are not indicative of future performance as we are in the acquisition phase of our life cycle and still receive expense support from the Advisor. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, since December 31, 2019 and through August 5, 2020, we have raised over $788.8 million in equity capital. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. As a result, our balance sheet as of June 30, 2020 was strong with over $400.0 million of cash and less than 30% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus cash and cash equivalents. We have continued to see steady capital inflows from new investors who invested $189.0 million of new capital into the Company during the second quarter. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. In addition, our portfolio was 97.1% leased as of June 30, 2020 and is diversified across 55 assets totaling 11.6 million square feet. Our buildings contain a diverse roster of 103 customers, large and small, spanning a multitude of industries and sectors across 18 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Within our existing portfolio, we collected 94% of our contractual rent for the second quarter of 2020, and 97% of our contractual rent for July.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2020	2019	Change
Total cash provided by (used in):
Operating activities	$18,670	$4,581	$14,089
Investing activities	(300,567)	(253,799)	(46,768)
Financing activities	665,232	271,622	393,610
Net increase in cash, cash equivalents and restricted cash	$383,335	$22,404	$360,931

Cash provided by operating activities during the six months ended June 30, 2020 increased by approximately $14.1 million as compared to the same period in 2019, primarily due to the growth in our property operations. Cash used in investing activities during the six months ended June 30, 2020 increased by approximately $46.8 million as compared to the same period in 2019. While acquisition volume was comparable between periods, we assumed two mortgage notes in the aggregate amount of $49.3 million in connection with an acquisition in 2019, resulting in decreased cash flows used in investing activities as compared to 2020. Cash provided by financing activities during the six months ended June 30, 2020 increased approximately $393.6 million as compared to the same period in 2019 primarily due to an increase in net proceeds raised in our public offerings of $510.3 million, partially offset by a decrease of $111.2 million in our net borrowing activity.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. As of June 30, 2020, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had no amounts outstanding under our line of credit and $415.0 million outstanding under our term loan with an effective interest rate of 2.24%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $314.9 million as of June 30, 2020. There were no unused nor available amounts under our term loan as of June 30, 2020. Our $315.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

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

As of June 30, 2020, our line of credit and term loan are our only indebtedness with maturities beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of June 30, 2020, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2020, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 4.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2020.

Offering Proceeds. As of June 30, 2020, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $1.24 billion ($1.17 billion net of direct selling costs). These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained throughout 2020. Although we have continued to steadily raise capital, with $189.0 million of new capital inflows during the second quarter, we have noted a slowdown in capital raising, which we attribute primarily to the COVID-19 pandemic. In addition, due to the economic disruption created by the COVID-19 pandemic, we expect the pace of capital raising to be slower in the near term and to return to a pace more consistent with or slower than the pace we experienced during 2019.

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2020, approximately 2.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 97.9% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 48.1% of our total gross distributions were paid from cash provided by expense support from the Advisor, and 49.8% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2020, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2020, or July 31, 2020, August 31, 2020 and September 30, 2020 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the third quarter of 2020 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2020
June 30,	$7,904	50.3%	$—	—%	$—	—%	$7,812	49.7%	$15,716	$16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	48.1%	$547	2.1%	$—	—%	$12,889	49.8%	$25,874	$18,670
2019
December 31,	$947	14.8%	$—	—%	$2,216	34.6%	$3,242	50.6%	$6,405	$(2,147)
September 30,	1,776	31.2	1,057	18.5	—	—	2,866	50.3	5,699	4,019
June 30,	2,120	45.2	256	5.5	—	—	2,319	49.4	4,695	957
March 31,	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542	3,624
Total	$6,138	30.2%	$1,816	8.9%	$2,216	10.9%	$10,171	50.0%	$20,341	$6,453

(1)	For the six months ended June 30, 2020 and the year ended December 31, 2019, the Advisor provided expense support of $13.5 million and $6.1 million, respectively. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. We reimbursed the Advisor $3.2 million and $13.6 million during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. See “Note 8 to the Condensed Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor during the quarter. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2019 Form 10-K for a description of the expense support agreement.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the six months ended June 30, 2020, our cash flows provided by operating activities on a GAAP basis were $18.7 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $25.9 million. For the six  months ended June 30, 2019, our cash flows provided by operating activities on a GAAP basis were $4.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $8.2 million.

Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the six months ended June 30, 2020, we received eligible redemption requests for approximately 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.4 million, or an average price of $9.86 per share. For the six months ended June 30, 2019, we received eligible redemption requests for 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.0 million, or an average price of $9.99 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for further description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of August 5, 2020, we had raised gross proceeds of $1.3 billion from the sale of 124.7 million shares of our common stock in our public offerings, including $28.2 million from the sale of 2.8 million shares of our common stock through our distribution reinvestment plan. These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following their receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained throughout 2020. Although we have continued to steadily raise capital, with $189.0 million of new capital inflows during the second quarter, we have noted a slowdown in capital raising, which we attribute primarily to the COVID-19 pandemic. We expect sales of our common shares to return to a pace more consistent with the pace we experienced during 2019. As of August 5, 2020, approximately $1.2 billion in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $480.1 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.

Acquisitions Under Contract

We have entered into contracts to acquire properties with an aggregate contract purchase price of approximately $69.2 million, comprised of four industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.

Interests Purchase and Related Agreements

See “Note 11 to the Consolidated Financial Statements” for information regarding the Interest Purchase Agreement, Related-Party Agreements and the BTC I Partnership Agreement.

Articles of Amendment

On August 4, 2020, we filed Articles of Amendment (the “Charter Amendment”) to our Third Articles of Amendment and Restatement (the “Charter”) with the Maryland State Department of Assessments and Taxation. The Charter Amendment revised Section 12.2 of Article XII of our Charter, which sets forth the voting rights of our stockholders. The Charter Amendment removed language that certain state securities administrators believe could be used to dilute common stockholder voting rights, in the event that we have classes or series of stock in the future with special voting rights. As we have no classes or series of stock with special voting rights, such as preferred stock, we do not expect this amendment to have a meaningful impact on us or our stockholders.

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers and business partners. While we did not incur significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material.

We continued to receive certain rent relief requests in July and August 2020, most often in the form of rent deferral requests, as a result of COVID-19. We are evaluating each customer relief request on an individual basis, considering a number of factors. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. After adjusting for customers with such forbearance agreements in place, we received or agreed to defer 99% of our rent originally payable for July, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to forbearance agreements with approximately 2% of our customers (based on July gross rent). Within our existing portfolio, and without adjusting for the effects of these forbearance agreements, we collected approximately 97% of our rent (based on gross rent) for July. Not all customer requests will ultimately result in modification of lease agreements, nor are we forgoing our contractual rights under our lease agreements. We can provide no assurances that we will be able to recover unpaid rent.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of June 30, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2020, our debt outstanding consisted of borrowings under our term loan and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2020, our fixed interest rate debt consisted of $350.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $49.3 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 86.0% of our total debt as of June 30, 2020. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2020, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, were $394.0 million and $399.3 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2020. Based on our debt as of June 30, 2020, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of June 30, 2020, our variable interest rate debt consisted of $65.0 million under our term loan, which represented 14.0% of our total debt. Interest rate changes on the variable portion of our variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $65.0 million of borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our variable interest rate debt as of June 30, 2020, would increase our annual interest expense by approximately $0.2 million.

Derivative Instruments. As of June 30, 2020, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of our Form 10-Q for the three months ended March 31, 2020 (“Form 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K and Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

There have been no material changes to the risk factors disclosed in our 2019 Form 10-K and Form 10-Q.

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

The table below summarizes the redemption activity for the three months ended June 30, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
April 30,2020	31,210	$9.83	31,210	—
May 31,2020	12,735	9.87	12,735	—
June 30, 2020	35,376	9.85	35,376	—
Total	79,321	$9.86	79,321	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

3.1

Third Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on June 30, 2017 (“Pre-Effective Amendment”).

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3

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

10.1

Amended and Restated Advisory Agreement (2020), dated as of June 12, 2020, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2020.

10.2

Third Amended and Restated Expense Support Agreement, dated as of June 12, 2020, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2020.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on July 15, 2020.

101

The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, filed on August 11, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

August 11, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

August 11, 2020	By:	/s/ THOMAS G. MCGONAGLE
Thomas G. McGonagle Managing Director, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)