Form 10-Q
period 2020-09-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2020-11-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 4, 2020, there were 127,092,473 shares of the registrant’s Class T common stock, 7,338,782 shares of the registrant’s Class W common stock and 2,879,694 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2020	2019
	(unaudited)
ASSETS
Net investment in real estate properties	$1,184,924	$878,721
Investment in unconsolidated joint venture partnerships	301,282	—
Cash and cash equivalents	180,683	51,178
Straight-line and tenant receivables	9,130	4,590
Due from affiliates	70	153
Acquisition deposits	1,600	500
Other assets	5,668	3,631
Total assets	$1,683,357	$938,773
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$13,867	$5,258
Debt, net	461,374	460,211
Due to affiliates	26,517	30,538
Distributions payable	5,862	2,241
Distribution fees payable to affiliates	42,624	16,467
Other liabilities	29,110	16,855
Total liabilities	579,354	531,570
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	3,634	724
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 119,632 and 45,240 shares issued and outstanding, respectively	1,196	452
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 6,326 and 2,736 shares issued and outstanding, respectively	63	27
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 2,672 and 1,299 shares issued and outstanding, respectively	27	13
Additional paid-in capital	1,207,354	451,526
Accumulated deficit	(97,517)	(47,730)
Accumulated other comprehensive (loss) income	(10,880)	2,190
Total stockholders’ equity	1,100,243	406,478
Noncontrolling interests	126	1
Total equity	1,100,369	406,479
Total liabilities and equity	$1,683,357	$938,773

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues:
Rental revenues	$21,313	$12,548	$56,435	$25,512
Total revenues	21,313	12,548	56,435	25,512
Operating expenses:
Rental expenses	5,059	3,142	13,430	6,113
Real estate-related depreciation and amortization	13,231	6,966	33,679	13,981
General and administrative expenses	1,035	574	2,987	1,817
Advisory fees, related party	5,496	2,151	12,652	4,886
Acquisition costs and reimbursements	750	793	2,362	2,367
Other expense reimbursements, related party	730	482	2,223	1,445
Total operating expenses	26,301	14,108	67,333	30,609
Other (income) expenses:
Equity in loss from unconsolidated joint venture partnerships	629	—	629	—
Interest expense and other	3,013	2,776	8,710	5,131
Total expenses before expense support	29,943	16,884	76,672	35,740
Total (reimbursement to) expense support from the Advisor, net	(4,438)	658	5,884	(502)
Net expenses after reimbursement and expense support	(34,381)	(16,226)	(70,788)	(36,242)
Net loss	(13,068)	(3,678)	(14,353)	(10,730)
Net loss attributable to redeemable noncontrolling interest	38	6	42	24
Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net loss attributable to common stockholders	$(13,031)	$(3,672)	$(14,312)	$(10,706)
Weighted-average shares outstanding	124,798	41,808	105,022	34,144
Net loss per common share - basic and diluted	$(0.10)	$(0.09)	$(0.14)	$(0.31)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net loss	$(13,068)	$(3,678)	$(14,353)	$(10,730)
Change from cash flow hedging derivatives	806	820	(13,132)	820
Comprehensive loss	$(12,262)	$(2,858)	$(27,485)	$(9,910)
Comprehensive loss attributable to redeemable noncontrolling interests	36	5	104	23
Comprehensive loss attributable to common stockholders	$(12,226)	$(2,853)	$(27,381)	$(9,887)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	36,993	$370	$337,563	$(22,389)	$—	$1	$315,545
Net loss (excludes $6 to redeemable noncontrolling interest)	—	—	—	(3,672)	—	—	(3,672)
Change from cash flow hedging activities	—	—	—	—	820	—	820
Issuance of common stock	7,553	75	78,845	—	—	—	78,920
Share-based compensation	—	—	54	—	—	—	54
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,437)	—	—	—	(4,437)
Trailing distribution fees	—	—	(3,253)	992	—	—	(2,261)
Redemptions of common stock	(42)	—	(396)	—	—	—	(396)
Distributions to stockholders	—	—	—	(5,699)	—	—	(5,699)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(15)	—	—	—	(15)
Balance as of September 30, 2019	44,504	$445	$408,361	$(30,768)	$820	$1	$378,859
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943
Net loss (excludes $38 attributable to redeemable noncontrolling interest)	—	—	—	(13,032)	—	1	(13,031)
Change from cash flow hedging activities (excludes $2 attributable to redeemable noncontrolling interest)	—	—	—	—	804	—	804
Issuance of common stock	10,379	103	108,059	—	—	—	108,162
Share-based compensation	—	—	284	—	—	—	284
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,826)	—	—	—	(5,826)
Trailing distribution fees	—	—	(4,178)	2,952	—	—	(1,226)
Redemptions of common stock	(181)	(2)	(1,773)	—	—	—	(1,775)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders	—	—	—	(17,004)	—	(1)	(17,005)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(86)	—	—	—	(86)
Balance as of September 30, 2020	128,630	$1,286	$1,207,354	$(97,517)	$(10,880)	$126	$1,100,369
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss (excludes $24 to redeemable noncontrolling interest)	—	—	—	(10,706)	—	—	(10,706)
Change from cash flow hedging activities	—	—	—	—	820	—	820
Issuance of common stock	24,382	243	254,081	—	—	—	254,324
Share-based compensation	—	—	413	—	—	—	413
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(14,271)	—	—	—	(14,271)
Trailing distribution fees	—	—	(10,531)	2,430	—	—	(8,101)
Redemptions of common stock	(143)	(1)	(1,404)	—	—	—	(1,405)
Distributions to stockholders	—	—	—	(13,936)	—	—	(13,936)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(52)	—	—	—	(52)
Balance as of September 30, 2019	44,504	$445	$408,361	$(30,768)	$820	$1	$378,859
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net loss (excludes $42 attributable to redeemable noncontrolling interest)	—	—	—	(14,313)	—	1	(14,312)
Change from cash flow hedging activities (excludes $62 attributable to redeemable noncontrolling interest)	—	—	—	—	(13,070)	—	(13,070)
Issuance of common stock	79,682	797	831,861	—	—	—	832,658
Share-based compensation	—	—	1,260	—	—	—	1,260
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(40,273)	—	—	—	(40,273)
Trailing distribution fees	—	—	(33,559)	7,404	—	—	(26,155)
Redemptions of common stock	(327)	(3)	(3,212)	—	—	—	(3,215)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders	—	—	—	(42,878)	—	(1)	(42,879)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(249)	—	—	—	(249)
Balance as of September 30, 2020	128,630	$1,286	$1,207,354	$(97,517)	$(10,880)	$126	$1,100,369

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net loss	$(14,353)	$(10,730)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	33,679	13,981
Equity in loss from unconsolidated joint venture partnerships	629	—
Straight-line rent and amortization of above- and below-market leases	(6,362)	(2,898)
Other	1,999	1,091
Changes in operating assets and liabilities:
Tenant receivables and other assets	372	(1,335)
Accounts payable and accrued liabilities	1,166	3,891
Due from / to affiliates, net	1,884	4,600
Net cash provided by operating activities	19,014	8,600
Investing activities:
Real estate acquisitions	(326,916)	(428,937)
Acquisition deposits	(1,600)	(500)
Capital expenditures	(4,883)	(1,269)
Investment in unconsolidated joint venture partnerships	(301,839)	—
Net cash used in investing activities	(635,238)	(430,706)
Financing activities:
Proceeds from line of credit	—	301,000
Repayments of line of credit	(107,000)	(277,000)
Proceeds from term loan	107,500	200,000
Debt issuance costs paid	(2,780)	(1,672)
Proceeds from issuance of common stock	778,685	238,059
Offering costs paid in connection with issuance of common stock	(7,619)	—
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(13,040)	(4,258)
Distribution fees paid to affiliates	(6,802)	(2,255)
Redemptions of common stock	(3,215)	(1,405)
Net cash provided by financing activities	745,729	452,469
Net increase in cash, cash equivalents and restricted cash	129,505	30,363
Cash, cash equivalents and restricted cash, at beginning of period	51,178	19,021
Cash, cash equivalents and restricted cash, at end of period	$180,683	$49,384

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” and “BCI IV” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries.

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

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company plans to adopt ASU 2020-06 when it becomes effective for the Company, as of the reporting period beginning January 1, 2021. The Company’s initial analysis indicates that the adoption of this standard will not have a material effect on its condensed consolidated financial statements.

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

In April 2020, the FASB issued a Staff Question-and-Answer to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under the new lease standard, which the Company adopted on January 1, 2019. The guidance did not have a material effect on the Company's condensed consolidated financial statements. However, its future impact to the Company is dependent upon the extent of lease concessions granted to customers as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible future concessions.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Investment in Unconsolidated Joint Venture Partnerships

The Company analyzes its investment in an unconsolidated joint venture under GAAP to determine if the joint venture is a variable interest entity (“VIE”) and whether the requisite substantial participating rights described in the GAAP are held by the partners not affiliated with the Company. If the joint venture is not a VIE and the partners not affiliated with the Company hold substantial participating rights, the Company accounts for its investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s net income (loss), distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investment in unconsolidated joint venture partnerships on its condensed consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in loss of unconsolidated joint venture partnerships on the condensed consolidated statements of operations. The outside basis portion of the Company’s unconsolidated joint venture partnerships is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, the Company evaluates whether the loss is other than temporary. If the Company concludes it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to the Company’s investment in unconsolidated joint venture partnerships for the nine months ended September 30, 2020. See “Note 5” for additional information regarding the Company’s investment in unconsolidated joint venture partnerships.

Revenue Recognition

The Company must make estimates as to collectability of its accounts receivable related to rental income and straight-line rent. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of COVID-19 on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of September 30, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the condensed consolidated financial statements. The allowance for doubtful accounts as of September 30, 2020 was approximately $6,000 and the Company had no allowance for doubtful accounts as of December 31, 2019.

3. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2020, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Norcross Industrial Center	3/23/2020	1	$9,505
Port 146 Distribution Center	4/14/2020	1	9,571
Lima Distribution Center	4/15/2020	1	11,622
Valwood Crossroads	5/11/2020	2	69,999
Eaglepoint Logistics Center	5/26/2020	1	40,216
7A Distribution Center II	5/27/2020	1	23,218
Legacy Logistics Center	6/3/2020	1	39,718
Logistics Center at 33	6/4/2020	1	63,285
Intermodal Logistics Center	6/29/2020	1	28,628
Executive Airport II & III	9/3/2020	2	33,200
Total Acquisitions		12	$328,962

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions.

During the nine months ended September 30, 2020, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2020
Land	$83,452
Building and improvements	218,686
Intangible lease assets	29,342
Above-market lease assets	389
Below-market lease liabilities	(2,907)
Total purchase price (1)	$328,962

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2020, as of the respective date of each acquisition, was 6.3 years.

4. INVESTMENT IN REAL ESTATE

As of September 30, 2020 and December 31, 2019, the Company’s consolidated investment in real estate properties consisted of 57 and 45 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2020	December 31, 2019
Land	$345,072	$261,620
Building and improvements	788,010	564,669
Intangible lease assets	107,904	77,294
Construction in progress	3,940	1,126
Investment in real estate properties	1,244,926	904,709
Less accumulated depreciation and amortization	(60,002)	(25,988)
Net investment in real estate properties	$1,184,924	$878,721

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2020 and December 31, 2019 included the following:

	As of September 30, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$106,008	$(27,345)	$78,663	$75,787	$(11,734)	$64,053
Above-market lease assets (1)	1,896	(576)	1,320	1,507	(211)	1,296
Below-market lease liabilities (2)	(16,106)	5,051	(11,055)	(13,199)	2,494	(10,705)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,630	$612	$4,170	$1,746
Above-market lease amortization	(191)	(70)	(365)	(114)
Below-market lease amortization	1,000	604	2,557	1,266
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$6,980	$3,629	$18,039	$7,469
Intangible lease asset amortization	6,251	3,337	15,640	6,512

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

On July 15, 2020, the Company acquired, from a subsidiary of Industrial Property Trust (“IPT”), interests in two joint venture partnerships with third party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investments in the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”) under the equity method on its consolidated balance sheets as the Company has the ability to exercise significant influence in each partnership but does not have control of the entities. See “Note 10” for further discussion of the transaction. The following table summarizes the Company’s investment in the BTC Partnerships:

	As of				Investment in Unconsolidated
	September 30, 2020		December 31, 2019		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	September 30,	December 31,
($ in thousands)	Percentage	Buildings (1)	Pecentage	Buildings (1)	2020	2019
BTC I Partnership	20.0%	42	0.0%	—	$261,494	$—
BTC II Partnership	8.0%	25	0.0%	—	39,788	—
Total BTC Partnerships		67		—	$301,282	$—

(1)	Represents acquired or completed buildings.

As of September 30, 2020, the book value of the Company’s investment in the BTC Partnerships was $301.3 million, which includes $168.2 million of outside basis difference. The outside basis difference represents the difference between the purchase price paid by the Company for the minority ownership interests in the joint venture partnerships, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnerships. This difference is a result of the fair value of the real estate and noncurrent nonfinancial assets and promote receivable at acquisition.

The following is a summary of certain operating data of the BTC I Partnership:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Operating Data:
Total revenues	$19,015	$16,506	$54,443	$44,434
Total operating expenses	14,226	11,519	38,794	31,772
Total other expenses (1)	(3,207)	(3,884)	(9,593)	(2,618)
Net income	1,582	1,103	6,056	10,044

(1)	Includes a gain of $5.6 million for the nine months ended September 30, 2019 related to the disposal of two industrial buildings. There were no dispositions during the three and nine months ended September 30, 2020 or for the three months ended September 30, 2019.

6. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its term loan and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2020	2019	Maturity Date	2020	2019
Line of credit (1)	1.45%	3.26%	November 2023	$—	$107,000
Term loan (2)	2.24	2.85	February 2024	415,000	307,500
Fixed-rate mortgage notes (3)	3.71	3.71	August 2024 - December 2027	49,250	49,250
Total principal amount / weighted-average (4)	2.39%	3.04%		$464,250	$463,750
Less unamortized debt issuance costs				$(3,780)	$(4,602)
Add mark-to-market adjustment on assumed debt, net				904	1,063
Total debt, net				$461,374	$460,211
Gross book value of properties encumbered by debt				$116,705	$117,049

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of September 30, 2020, total commitments for the line of credit were $315.0 million and the unused and available portions under the line of credit were both $314.9 million.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of September 30, 2020, total commitments for the term loan were $415.0 million, and there were no unused nor available amounts. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	Interest rates range from 3.59% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(4)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.5 years as of September 30, 2020, excluding any extension options on the line of credit.

As of September 30, 2020, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2020	$—	$—	$—	$—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	415,000	38,000	453,000
Thereafter	—	—	11,250	11,250
Total principal payments	$—	$415,000	$49,250	$464,250

(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payment could change. In addition, uncertainty about the extent and manner of future changes may result in interest rate and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

As of September 30, 2020, the Company’s line of credit and term loan are the only consolidated indebtedness with maturities beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of September 30, 2020, the Company has interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under its term loan. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of September 30, 2020.

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

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of September 30, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(10,942)
As of December 31, 2019
Interest rate swaps	4	$200,000	Other assets	$2,190

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2020 and 2019.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(59)	$983	$(14,385)	$983
Amount reclassified from AOCI into interest expense	865	(163)	1,253	(163)
Total interest expense and other presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	3,013	2,776	8,710	5,131

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2020
Liabilities
Derivative instruments	$—	$(10,942)	$—	$(10,942)
Total liabilities measured at fair value	$—	$(10,942)	$—	$(10,942)
As of December 31, 2019
Assets
Derivative instruments	$—	$2,190	$—	$2,190
Total assets measured at fair value	$—	$2,190	$—	$2,190

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps. The interest rate swaps are standard cash flow hedges whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which the Company has concluded are not material to the valuation. Due to the interest rate swaps being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instruments.

Nonrecurring Fair Value of Financial Measurements

As of September 30, 2020 and December 31, 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Line of credit	$—	$—	$107,000	$107,000
Term loan	415,000	409,469	307,500	307,500
Fixed rate mortgage notes	49,250	51,247	49,250	50,326

(1)	The carrying value reflects the principal amount outstanding.

8. STOCKHOLDERS’ EQUITY

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of September 30, 2020, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,232,304	$63,060	$23,478	$1,318,842
DRIP	28,901	1,408	750	31,059
Total offering	$1,261,205	$64,468	$24,228	$1,349,901
Number of shares issued:
Primary offering	117,185	6,274	2,356	125,815
DRIP	2,875	140	75	3,090
Stock grants	—	6	3	9
Total offering	120,060	6,420	2,434	128,914

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of June 30, 2019	34,722	1,480	791	36,993
Issuance of common stock:
Primary shares	6,315	713	257	7,285
DRIP	249	12	7	268
Redemptions	(41)	—	(1)	(42)
Balance as of September 30, 2019	41,245	2,205	1,054	44,504
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	110,468	5,566	2,398	118,432
Issuance of common stock:
Primary shares	8,580	723	231	9,534
DRIP	757	42	18	817
Stock grants	—	—	28	28
Redemptions	(173)	(5)	(3)	(181)
Balance as of September 30, 2020	119,632	6,326	2,672	128,630
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	20,960	2,024	690	23,674
DRIP	599	20	13	632
Stock grants	—	—	76	76
Redemptions	(73)	—	(70)	(143)
Balance as of September 30, 2019	41,245	2,205	1,054	44,504
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	72,869	3,536	1,103	77,508
DRIP	1,798	103	44	1,945
Stock grants	—	—	229	229
Redemptions	(275)	(49)	(3)	(327)
Balance as of September 30, 2020	119,632	6,326	2,672	128,630

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2020
September 30	$0.13625	$5,601	$8,451	$2,952	$17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.40875	$14,134	$21,340	$7,404	$42,878
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.54500	$6,635	$10,171	$3,535	$20,341

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019
Number of eligible shares redeemed	327	142
Aggregate dollar amount of shares redeemed	$3,215	$1,405
Average redemption price per share	$9.83	$9.87

9. NONCONTROLLING INTERESTS

During the nine months ended September 30, 2020, the Company acquired controlling interests in one subsidiary real estate investment trust (the “Subsidiary REIT”) that owns one building for a total purchase price of $22.4 million. The Company indirectly owns and controls the respective managing member of the Subsidiary REIT. Noncontrolling interests represent the portion of equity in the Subsidiary REIT that the Company does not own. Such noncontrolling interests are equity instruments presented in the condensed consolidated balance sheet as of September 30, 2020 as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. The Subsidiary REIT has 125 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $125,000. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member, for $1,000 per share, plus accumulated and unpaid dividends. As of September 30, 2020, the Subsidiary REIT had preferred dividends payable in the amount of approximately $3,900, which were recorded in distributions payable on the Company’s condensed consolidated balance sheet.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by BCI IV Advisors LLC (the “Advisor”) and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2020	2019	2020	2019	September 30, 2020	December 31, 2019
Expensed:
Advisory fee—fixed component	$2,561	$1,367	$6,457	$2,948	$895	$593
Advisory fee—performance component	2,935	784	6,195	1,938	6,195	2,913
Acquisition expense reimbursements (1)	750	793	2,199	2,367	770	182
Other expense reimbursements (2)	730	482	2,223	1,445	367	473
Total	$6,976	$3,426	$17,074	$8,698	$8,227	$4,161
Additional Paid-In Capital:
Selling commissions	$2,257	$1,695	$19,722	$5,301	$—	$—
Dealer manager fees	1,795	1,293	14,687	4,623	—	—
Offering costs (3)	1,774	1,449	5,864	4,347	19,185	21,269
Distribution fees—current	2,952	992	7,404	2,430	992	389
Distribution fees—trailing (4)	1,226	2,261	26,155	8,101	42,624	16,467
Total	$10,004	$7,690	$73,832	$24,802	$62,801	$38,125

(1)	Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset. Beginning January 1, 2020, the Company either pays directly or reimburses the Advisor for such expenses.
(2)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the advisory agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its condensed consolidated statements of operations. The Company reimbursed the Advisor approximately $0.6 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively, and $2.0 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(3)	The Company is reimbursing the Advisor for all organization and offering costs incurred on its behalf as of December 31, 2019 ratably over 60 months. Since January 1, 2020, the Company either pays directly or reimburses the Advisor for offering costs as and when incurred.
(4)	The distribution fees accrue daily and are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the condensed consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the condensed consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares.

Joint Venture Partnerships

Interests Purchase

On July 15, 2020, the Company acquired interests in two portfolios comprised of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase. As a result of the acquisition, the Company owns a 19.9% limited partner interest in the BTC I Partnership, a 0.1% general partner interest in the BTC I Partnership, a 7.9% limited partner interest in the BTC II Partnership, and a 0.1% general partner interest in the BTC II Partnership (collectively, the “Interests”). The purchase price for the Interests was $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. The Company funded the acquisition of the Interests using proceeds from its public offering.

The Company acquired the Interests from Industrial Property Operating Partnership LP (“IPT OP”), a subsidiary of IPT, which was a Maryland statutory trust that was advised by Industrial Property Advisors LLC (the “IPT Advisor”), an affiliate of the Company’s Advisor. IPT terminated its existence on July 28, 2020, following the sale of its interests in the BTC Partnerships. The Company and IPT also had certain common officers. Certain former officers of IPT and certain former trustees of the IPT board of trustees (the “IPT Board”) are also stockholders of the Company. Prior to the termination of IPT, the Company and IPT were also sponsored by affiliates of Black Creek Group, LLC, and such sponsors held partnership units in the operating partnerships of the Company and IPT, respectively, and certain former trustees of IPT were also members of the Company’s board of directors. The IPT Board and the Company’s board of directors each established a special committee of independent trustees or directors, as applicable, to review and approve the agreements between the Company and IPT OP and the transactions contemplated thereby, including the sale of the Interests. The members of the IPT special committee did not overlap with members of the Company’s special committee, and none of the members of the Company’s special committee were trustees of IPT. All of the members of the Company’s special committee were disinterested in the transactions, including the sale of the Interests. Each of the special committees engaged legal counsel and an independent financial advisor to assist the special committees in their evaluation and negotiation of the transactions. CBRE Capital Advisors, Inc., the independent financial advisor to the IPT special committee, delivered a fairness opinion to the IPT special committee. Duff & Phelps, the independent financial advisor to the Company special committee, delivered a fairness opinion to the Company special committee. The agreements between the Company and IPT OP and the transactions contemplated thereby, including the sale of the Interests, were approved by the special committees of each of the Company and IPT.

BTC I Services Agreement and Incentive Distributions Sharing

Pursuant to the Fourth Amended and Restated Agreement of Limited Partnership of the BTC I Partnership, as amended (the “BTC I Partnership Agreement”), the Company, as the general partner of the BTC I Partnership (the “BTC I GP”) will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC I Advisory Services”). As compensation for providing the BTC I Advisory Services, the BTC I Partnership will pay the BTC I GP, or its designee, certain fees in accordance with the terms of the BTC I Partnership Agreement. On February 12, 2015, the BTC I GP and IPT Advisor and an entity owned by affiliates of the Advisor, entered into an agreement that the IPT Advisor subsequently assigned to Industrial Property Advisors Sub I LLC (the “BTC I SLP”), an entity owned by affiliates of the Advisor. Pursuant to this agreement (the “BTC I Services Agreement”), the BTC I GP appointed the BTC I SLP to provide the BTC I Advisory Services and assigned to the BTC I SLP the fees payable pursuant to the BTC I Partnership Agreement for providing the BTC I Advisory Services. As a result of the payment of the fees pursuant to the BTC I Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the BTC I SLP pursuant to the BTC I Services Agreement, and (ii) the percentage interest of the BTC I Partnership owned by the Company through its general partner and limited partner interests.

In connection with the sale of the Interests, the parties to the BTC I Services Agreement amended such agreement to make certain conforming changes to reflect the new indirect ownership structure of the BTC I Partnership as a result of the sale of the Interests.

In addition, the BTC I Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the BTC I GP and the BTC I SLP, which are subject to certain return thresholds being achieved. The BTC I GP and the BTC I SLP have agreed to split such incentive distributions such that the BTC I SLP will receive 60% of the incentive distributions attributable to interests in the BTC I Partnership which are not owned by the BTC I GP or the BTC I LP.

Pursuant to the BTC I Partnership Agreement, the partners will be obligated to make capital contributions in proportion to their respective partnership interests with respect to each approved investment as well as with respect to any additional capital calls the BTC I GP makes from time to time, including with respect to the funding of incentive distributions, certain preservation costs, certain limited operating and capital variances and other items.

Pursuant to an agreement between the BTC I SLP and the subsidiaries through which the Company owns its general partner and limited partner interests in the BTC I Partnership, dated September 15, 2016, if the Company proposes to transfer all (but not less than all) of its respective interests in the BTC I Partnership to an unrelated third party, then the Company can require the BTC I SLP to transfer its special limited partnership interest to the purchaser on the same terms and conditions.

BTC II Services Agreement and Incentive Distributions Sharing

Pursuant to the Agreement of Limited Partnership of the BTC II Partnership, as amended (the “BTC II Partnership Agreement”), the Company, as the general partner of the BTC II Partnership (the “BTC II GP”) will provide, directly or indirectly by appointing an affiliate or a third party, acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC II Advisory Services”). As compensation for providing the BTC II Advisory Services, the BTC II Partnership will pay the BTC II GP, or its designee, certain fees in accordance with the terms of the BTC II Partnership Agreement. On May 19, 2017, the BTC II GP and Industrial Property Advisors Sub III LLC (the “BTC II Service Provider”), an entity owned by affiliates of the Advisor, entered into that certain agreement (the “BTC II Services Agreement”), pursuant to which the BTC II GP appointed the BTC II Service Provider to provide the BTC II Advisory Services and assigned to the BTC II Service Provider the fees payable pursuant to the BTC II Partnership Agreement for providing the BTC II Advisory Services. As a result of the payment of the fees pursuant to the BTC II Services Agreement, the fees payable to the Advisor pursuant to the Advisory Agreement will be reduced by the product of (i) the fees actually paid to the BTC II Service Provider pursuant to the BTC II Services Agreement, and (ii) the percentage interest of the BTC II Partnership owned by the Company through its general partner and limited partner interests.

In connection with the sale of the Interests, the parties to the BTC II Services Agreement amended such agreement to make certain conforming changes to reflect the new indirect ownership structure of the BTC II Partnership as a result of the sale of the Interests.

In addition, the BTC II Partnership Agreement contains procedures for making distributions to the parties, including incentive distributions to the BTC II GP and Industrial Property Advisors Sub IV LLC (the “BTC II SLP”), an entity owned by affiliates of the Advisor, which are subject to certain return thresholds being achieved. The BTC II GP and the BTC II SLP have agreed to split such incentive distributions such that the BTC II SLP will receive 80% of the incentive distributions attributable to interests in the BTC II Partnership which are not owned by the Company through its general partner and limited partner interests.

Pursuant to the BTC II Partnership Agreement, the partners will be obligated to make capital contributions in proportion to their respective partnership interests with respect to each approved investment as well as with respect to any additional capital calls the BTC II GP makes from time to time, including with respect to the funding of incentive distributions, certain preservation costs, certain limited operating and capital variances and other items.

Joint Venture Partnership Fees

For the period from July 16, 2020 through September 30, 2020, the BTC Partnerships (as described in “Note 5”) incurred in aggregate approximately $2.9 million in acquisition and asset management fees, which were paid to affiliates of the Advisor pursuant to the respective service agreements. As of September 30, 2020, the Company had amounts due from the BTC Partnerships in aggregate of approximately $14,000, which were recorded in due from affiliates on the condensed consolidated balance sheets.

Advisory Agreement

On July 15, 2020, in connection with the acquisition of the Interests, the Company, BCI IV Operating Partnership LP, the Company’s operating partnership (the “Operating Partnership”), and the Advisor entered into Amendment No. 1 (“Amendment No. 1”) to the Amended and Restated Advisory Agreement (2020), dated as of June 12, 2020. Amendment No. 1 provides that the Advisor shall receive a development fee in connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development properties or overseeing the provision of these services by third parties on behalf of the Company. The fee will be an amount that will be equal to 4.0% of total project cost of the development property (or the Company’s proportional interest therein with respect to real property held in joint ventures or other entities that are co-owned). If the Advisor engages a third party to provide development services, the third party will be compensated directly by the Company, and the Advisor will receive the development fee if it provides development oversight services.

Expense Support Agreement

The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement, which has been extended through December 31, 2020. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2019 Form 10-K for a description of the expense support agreement. As of September 30, 2020, the aggregate amount paid by the Advisor pursuant to the expense support agreement was $27.1 million. Of this amount, total reimbursements to the Advisor were $21.2 million, including $20.2 million that has been paid and $1.0 million that remains to be paid, and $5.9 million remains available to be reimbursed, subject to certain conditions.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Fees deferred	$—	$1,367	$3,896	$2,948
Other expenses supported	—	409	9,609	2,243
Total expense support from Advisor	—	1,776	13,505	5,191
Reimbursement of previously deferred fees and other expenses supported	(4,438)	(1,118)	(7,621)	(5,693)
Total (reimbursement to) expense support from Advisor, net (1)	$(4,438)	$658	$5,884	$(502)

(1)	As of September 30, 2020 and December 31, 2019, approximately $1.0 million and $5.4 million, respectively, was payable to the Advisor by the Company and is included in due to affiliates on the condensed consolidated balance sheets.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Distributions payable	$5,862	$2,024
Distribution fees payable to affiliates	42,624	15,560
Distributions reinvested in common stock	19,564	6,346
Accrued offering costs	19,185	18,466
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	2,913	723
Accrued acquisition expense reimbursements	770	4,016
Non-cash selling commissions and dealer manager fees	34,409	9,924
Mortgage notes assumed on real estate acquisitions at fair value	—	50,418

Restricted Cash

The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019
Beginning of period:
Cash and cash equivalents	$51,178	$19,016
Restricted cash (1)	—	5
Cash, cash equivalents and restricted cash	$51,178	$19,021
End of period:
Cash and cash equivalents	$180,683	$49,384
Restricted cash (2)	—	—
Cash, cash equivalents and restricted cash	$180,683	$49,384

(1)	As of December 31, 2019, the Company did not have any restricted cash. As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements.
(2)	As of September 30, 2020 and September 30, 2019, the Company did not have any restricted cash.

12. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, the Company has had customers request rent deferral or rent abatement during this pandemic. The outbreak has triggered a period of global economic slowdown and could trigger a global recession.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

13. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2020.

14. SUBSEQUENT EVENTS

Status of the Public Offerings

As of November 4, 2020, the Company had raised gross proceeds of $1.4 billion from the sale of 137.7 million shares of its common stock in its public offerings, including $37.0 million from the sale of 3.7 million shares of its common stock through its distribution reinvestment plan. As of November 4, 2020, approximately $1.0 billion in shares of the Company’s common stock remained available for sale pursuant to its follow-on public offering in any combination of Class T shares, Class W shares or Class I shares, including approximately $471.4 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.

Completed Acquisitions

On October 9, 2020, the Company acquired two industrial buildings located in the Cincinnati market. The total purchase price was approximately $30.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $54.8 million, comprised of four industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

Status of Secured Mortgage Notes

Subsequent to September 30, 2020, the Company entered into a secured fixed-rate mortgage note in the amount of $118.5 million with an interest rate of 2.90% and a term of seven years. The assets and credit of each of the Company’s properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.

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

As of September 30, 2020, we had raised gross proceeds of approximately $1.3 billion from the sale of 128.9 million shares of our common stock and the issuance of notes payable in our public offerings, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

On July 15, 2020, we acquired minority ownership interests in two joint venture partnerships, the BTC I Partnership and the BTC II Partnership, with third party investors for $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. As of the date of acquisition, the joint venture partnerships’ aggregate real estate portfolios consisted of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase.

As of September 30, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 124 industrial buildings totaling approximately 29.4 million square feet located in 23 markets throughout the U.S., with 191 customers, and was 81.1% occupied (86.3% leased) with a weighted-average remaining lease term (based on square feet) of 4.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of September 30, 2020, our total real estate portfolio included:

●	108 industrial buildings totaling approximately 26.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 90.8% occupied (94.3% leased); and

●	16 industrial buildings totaling approximately 3.4 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 67 buildings totaling approximately 17.5 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 5 of the Condensed Consolidated Financial Statements”).

Through September 30, 2020, we had directly acquired 57 buildings comprised of approximately 11.9 million square feet for an aggregate total purchase price of approximately $1.2 billion, as well as the minority ownership interests in the two joint venture partnerships, as described above. Also, through our minority ownership interests in our joint venture partnerships, we completed the development of three industrial buildings comprising an aggregate of 1.0 million square feet and total costs to complete the development of approximately $91.7 million during the period from July 16, 2020 through September 30, 2020. We funded these acquisitions and development activity primarily with proceeds from our public offering, institutional equity and debt financings.

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

We expect to manage our corporate financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed-rate mortgage loans, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although the Independent Valuation Advisor or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real property assets are determined by the Independent Valuation Advisor and real estate-related assets and other assets and liabilities are determined by the applicable pricing source. With respect to the valuation of our real property assets, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Unconsolidated real property assets held through joint ventures or partnerships are valued according to the valuation procedures set by such joint ventures or partnerships. At least once per year, each unconsolidated real property asset will be appraised by a third-party appraiser. If the valuation procedures of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real property assets, we will determine the estimated fair value of the unconsolidated real property assets for those interim periods. All parties engaged by us in connection with the calculation of our NAV, including Altus Group, ALPS Fund Services Inc. (“ALPS”) and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Advisor or ALPS. See Exhibit 99.2 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Advisor.

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

As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in our Operating Partnership (“OP Units”), which may be held directly or indirectly by the Advisor, the Sponsor and third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2020 and December 31, 2019:

	As of	As of
(in thousands)	September 30, 2020	December 31, 2019
Investments in industrial properties	$1,294,100	$923,600
Investment in unconsolidated joint venture partnerships	312,161	—
Cash and cash equivalents	180,683	51,178
Other assets	10,276	1,423
Line of credit, term loan and mortgage notes	(464,250)	(464,826)
Other liabilities	(26,328)	(11,092)
Accrued performance component of advisory fee	(6,195)	(2,913)
Accrued fixed component of advisory fee	(895)	(593)
Aggregate Fund NAV	$1,299,552	$496,777
Total Fund Interests outstanding	128,791	49,302

The following table sets forth the NAV per Fund Interest as of September 30, 2020:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$1,299,552	$1,207,131	$63,837	$24,942	$3,642
Fund Interests outstanding	128,791	119,632	6,326	2,472	361
NAV Per Fund Interest	$10.0904	$10.0904	$10.0904	$10.0904	$10.0904

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2020, we estimated approximately $43.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

The valuations of our real property as of September 30, 2020 were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.4%
Discount rate / internal rate of return	6.4%
Average holding period (years)	10.0

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.3%
	0.25% increase	(3.0)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2020 was $9.6 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $9.6 million, or $0.07 per share, as of September 30, 2020. As of September 30, 2020, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our share returns assuming we continue to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Performance

Our NAV increased from $10.0763 per share as of December 31, 2019 to $10.0904 per share as of September 30, 2020. The increase in NAV was primarily driven by the performance of our real estate portfolio, including the acquisition of eight operating properties acquired during the nine months ended September 30, 2020, for an aggregate purchase price of over $277.0 million, exclusive of due diligence expenses and other closing costs, as well as the acquisition of minority ownership interests in two joint venture partnerships for an aggregate purchase price of $301.0 million, partially offset by the repayment of organization and offering costs that were previously funded on behalf of the Company by the Advisor.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of September 30, 2020)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(3.14)%	(1.14)%	0.14%	3.22%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.30)%	(1.46)%	(0.19)%	3.10%
Difference	0.16%	0.32%	0.33%	0.12%

Class T Share Total Return (without Sales Charge) (3)	1.43%	3.52%	4.86%	4.87%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.26%	3.18%	4.51%	4.74%
Difference	0.17%	0.34%	0.35%	0.13%

Class W Share Total Return (3)	1.55%	3.90%	5.37%	5.46%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.38%	3.56%	5.02%	5.29%
Difference	0.17%	0.34%	0.35%	0.17%

Class I Share Total Return (3)	1.67%	4.28%	5.89%	5.90%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.51%	3.94%	5.54%	5.77%
Difference	0.16%	0.34%	0.35%	0.13%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. From December 31, 2019 through November 4, 2020, we raised over $924.6 million in equity capital. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. We have continued to see steady capital inflows from new investors who invested $304.5 million of new capital into the Company during the second and third quarters. As a result, our balance sheet as of September 30, 2020 was strong with $1.7 billion in assets, over $150.0 million of cash, and 26% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships and cash and cash equivalents. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. As of September 30, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio comprised of 124 industrial buildings totaling 29.4 million square feet, with 191 customers, spanning a multitude of industries and sectors across 23 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our total portfolio was 81.1% occupied (86.3% leased) as of September 30, 2020, with a weighted-average remaining lease term (based on square feet) of 4.8 years, and our operating portfolio was 90.8% occupied (94.3% leased). During the three months ended September 30, 2020, we leased approximately 1.2 million square feet, which included 1.0 million square feet of new and future leases and 0.2 million square feet of renewals, through 15 separate transactions with an average annual base rent of $5.53 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our asset management teams are working directly with our customers to manage through these turbulent times. Many of our customers’ businesses have been disrupted and some of our more impacted customers are experiencing lost revenue. Our teams are working with these customers to ensure they take advantage of any available insurance and government stimulus programs, which may help them pay rent whether in full or in part. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Within our total portfolio, after adjusting for customers with such forbearance agreements in place, we received or agreed to defer 98% of our rent originally payable for the third quarter of 2020, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to such forbearance agreements with approximately 1% of our customers (based on third quarter gross rent). Within our total portfolio, and without adjusting for the effects of such forbearance agreements, we received 97% of our contractual rent for the third quarter of 2020, and 97% of our contractual rent for October as of November 4, 2020. Rent relief requests have decreased in the three months ended September 30, 2020 and did not have a material impact on our results of operations for the nine months ended September 30, 2020. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a significant risk, we believe our NAV as of September 30, 2020 currently reflects this uncertainty. During the third quarter of 2020, we experienced a reduction of deployment due to increased demand for industrial properties, as well as the effects of COVID-19. Going forward, the market disruption may continue to slow our pace of deployment further as sellers may be less willing to transact. Slower deployment of capital into income producing real estate further reduces near-term cash flow generated to cover our distributions to our stockholders and may cause us to reduce our NAV in future periods in the absence of asset appreciation or expense support from the Advisor. However, we believe our strong balance sheet and ability as an operator will allow us to be a patient buyer of assets in order to maximize long-term total return.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During the nine months ended September 30, 2020, we completed the following activities:

●	Our NAV was $10.0904 per share as of September 30, 2020 as compared to $10.0763 per share as of December 31, 2019.
●	We raised $832.7 million of gross equity capital from our public offerings during the nine months ended September 30, 2020.
●	We acquired 12 industrial buildings comprised of 3.4 million square feet for an aggregate purchase price of approximately $329.0 million, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We closed a transaction to acquire interests in two joint venture partnerships, the BTC I Partnership and the BTC II Partnership, with third party investors for a purchase price of $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs.
●	For the period from July 16, 2020 through September 30, 2020, we, through our 20.0% ownership interest in the BTC I Partnership, completed the development of one industrial building comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $30.9 million.
●	For the period from July 16, 2020 through September 30, 2020, we, through our 8.0% ownership interest in the BTC II Partnership, completed the development of two industrial buildings comprising 0.7 million square feet for aggregate total costs to complete the development of approximately $60.8 million.
●	As of September 30, 2020, our joint venture partnerships had nine buildings under construction totaling approximately 2.7 million square feet and six buildings in the pre-construction phase for an additional 1.7 million square feet.
●	We entered into interest rate swaps with an aggregate notional amount of $150.0 million during the first quarter of 2020 to hedge LIBOR on our term loan, including one that became effective during the second quarter. These interest rate swaps, in combination with those already in place, effectively fix LIBOR at a weighted-average of 1.14% and result in an all-in interest rate on our term loan ranging from 1.84% to 2.60% depending on our consolidated leverage ratio.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2020	December 31, 2019	September 30, 2019
Portfolio data:
Consolidated buildings (1)	57	45	42
Unconsolidated buildings (1)	67	—	—
Total buildings	124	45	42
Rentable square feet of consolidated buildings (1)	11,884	8,486	7,642
Rentable square feet of unconsolidated buildings (1)	17,530	—	—
Total rentable square feet	29,414	8,486	7,642
Total number of customers (2)	191	103	96
Percent occupied of operating portfolio (2)(3)	90.8%	98.7%	97.2%
Percent occupied of total portfolio (2)(3)	81.1%	98.7%	97.2%
Percent leased of operating portfolio (2)(3)	94.3%	100.0%	97.9%
Percent leased of total portfolio (2)(3)	86.3%	100.0%	97.9%

(1)	Represents acquired or completed buildings.
(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Condensed Consolidated Financial Statements” for more details on our joint venture partnerships.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2020 Compared to the Same Periods in 2019

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2020 as compared to the same periods in 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 34 buildings totaling approximately 5.7 million square feet owned as of July 1, 2019, which represented 47.8% of total rentable square feet, 54.0% of total revenues, and 53.0% of net operating income for the three months ended September 30, 2020. The same store operating portfolio for the nine month periods presented below included 13 buildings totaling approximately 2.7 million square feet owned as of January 1, 2019, which represented 23.0% of total rentable square feet, 29.0% of total revenues, and 29.3% of net operating income for the nine months ended September 30, 2020.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	Change	%Change	2020	2019	Change	%Change
Rental revenues:
Same store operating properties	$11,501	$11,495	$6	0.1%	$16,377	$16,027	$350	2.2%
Other properties	9,812	1,053	8,759	NM	40,058	9,485	30,573	NM
Total rental revenues	21,313	12,548	8,765	69.9	56,435	25,512	30,923	NM
Rental expenses:
Same store operating properties	(2,882)	(2,973)	91	3.1%	(3,773)	(3,681)	(92)	2.5%
Other properties	(2,177)	(169)	(2,008)	NM	(9,657)	(2,432)	(7,225)	NM
Total rental expenses	(5,059)	(3,142)	(1,917)	61.0	(13,430)	(6,113)	(7,317)	NM
Net operating income:
Same store operating properties	8,619	8,522	97	1.1%	12,604	12,346	258	2.1%
Other properties	7,635	884	6,751	NM	30,401	7,053	23,348	NM
Total net operating income	16,254	9,406	6,848	72.8	43,005	19,399	23,606	NM
Other (expenses) income:
Real estate-related depreciation and amortization	(13,231)	(6,966)	(6,265)	89.9	(33,679)	(13,981)	(19,698)	NM
General and administrative expenses	(1,035)	(574)	(461)	80.3%	(2,987)	(1,817)	(1,170)	64.4%
Advisory fees, related party	(5,496)	(2,151)	(3,345)	NM	(12,652)	(4,886)	(7,766)	NM
Acquisition costs and reimbursements	(750)	(793)	43	5.4%	(2,362)	(2,367)	5	0.2%
Other expense reimbursements, related party	(730)	(482)	(248)	51.5%	(2,223)	(1,445)	(778)	53.8%
Equity in loss from unconsolidated joint venture partnerships	(629)	—	(629)	—%	(629)	—	(629)	—%
Interest expense and other	(3,013)	(2,776)	(237)	8.5	(8,710)	(5,131)	(3,579)	69.8
Total (reimbursement to) expense support from the Advisor, net	(4,438)	658	(5,096)	NM	5,884	(502)	6,386	NM
Total other expenses	(29,322)	(13,084)	(16,238)	NM	(57,358)	(30,129)	(27,229)	90.4%
Net loss	(13,068)	(3,678)	(9,390)	NM %	(14,353)	(10,730)	(3,623)	33.8%
Net loss attributable to redeemable noncontrolling interest	38	6	32	NM %	42	24	18	75.0%
Net loss attributable to noncontrolling interests	(1)	—	(1)	—%	(1)	—	(1)	—%
Net loss attributable to common stockholders	$(13,031)	$(3,672)	$(9,359)	NM %	$(14,312)	$(10,706)	$(3,606)	33.7%
Weighted-average shares outstanding	124,798	41,808	82,990		105,022	34,144	70,878
Net loss per common share - basic and diluted	$(0.10)	$(0.09)	$(0.01)		$(0.14)	$(0.31)	$0.17

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $8.8 million and $30.9 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio. For the three and nine months ended September 30, 2020, non-same store rental revenues reflect the addition of 44 and 23 buildings we have acquired since January 1, 2019 and July 1, 2019, respectively. Same store rental revenues remained consistent for the three months ended September 30, 2020. For the nine months ended September 30, 2020, same store rental revenues increased $0.4 million, or 2.2%, as compared to the same period in 2019, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, repair and maintenance, and utilities. Total rental expenses increased by approximately $1.9 million and $7.3 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2019 and July 1, 2019. Same store rental expenses decreased by $0.1 million, or 3.1%, for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to a credit related to a 2019 tax appeal related to one of our properties, that was settled in the third quarter of 2020, partially offset by an increase in property taxes for certain of our assets. Same store rental expenses increased $0.1 million, or 2.5%, for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to an increase in property taxes for certain of our assets, partially offset by a decrease in repairs and maintenance, including lower snow removal and landscaping costs.

Other Expenses. Other expenses, in aggregate, increased by approximately $16.2 million for the three months ended September 30, 2020, as compared to the same period in 2019, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $10.1 million for the three months ended September 30, 2020, as a result of the growth in our portfolio as compared to the same period in 2019; and
●	a net decrease in the expense support from the Advisor of $5.1 million for the three months ended September 30, 2020, due to the $4.4 million of net reimbursement to the Advisor of deferred fees and other expenses that were previously supported pursuant to the expense support agreement between us and the Advisor, as compared to the $0.7 million of net expense support received for the three months ended September 30, 2019.

Other expenses, in aggregate, increased by approximately $27.2 million for the nine months ended September 30, 2020, as compared to the same period in 2019, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $28.6 million for the nine months ended September 30, 2020 as a result of the growth in our portfolio as compared to the same period in 2019; and
●	an increase in interest expense of $3.6 million for the nine months ended September 30, 2020 primarily related to: (i) an increase in the interest expense from the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019 of $0.9 million, as compared to the same period in 2019 and (ii) an increase in the interest expense of $2.7 million from borrowings under the term loan due to an increase in average net borrowings of $259.0 million, as compared to the same period in 2019; partially offset by a decrease in interest from borrowings under the line of credit due to lower average net borrowings of $40.1 million for the nine months ended September 30, 2020, as compared to the same period in 2019.

Partially offset by:

●	a net increase in expense support from the Advisor of $6.4 million for the nine months ended September 30, 2020, due to the $5.9 million of net expense support received for the nine months ended September 30, 2020, as compared to the $0.5 million of net reimbursement to the Advisor of deferred fees and other expenses that were previously supported pursuant to the expense support agreement between us and the Advisor for the nine months ended September 30, 2019.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2020 and 2019.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO, Company-defined FFO and MFFO:

					For the Period
					From Inception
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(August 12, 2014) to
(in thousands, except per share data)	2020	2019	2020	2019	September 30, 2020
GAAP net loss attributable to common stockholders	$(13,031)	$(3,672)	$(14,312)	$(10,706)	$(40,875)
GAAP net loss per common share	(0.10)	$(0.09)	(0.14)	$(0.31)	$(1.91)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(13,031)	$(3,672)	$(14,312)	$(10,706)	$(40,875)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	13,231	6,966	33,679	13,981	59,456
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	1,370	—	1,370	—	1,370
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization and our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(42)	(14)	(102)	(32)	(139)
NAREIT FFO attributable to common stockholders	$1,528	$3,280	$20,635	$3,243	$19,812
NAREIT FFO per common share	$0.01	$0.08	$0.20	$0.09	$0.92
Reconciliation of NAREIT FFO to Company-defined FFO:
NAREIT FFO attributable to common stockholders	$1,528	$3,280	$20,635	$3,243	$19,812
Add (deduct) Company-defined adjustments:
Acquisition costs and reimbursements	750	793	2,362	2,367	10,330
Redeemable noncontrolling interest's share of acquisition expense reimbursements, related party	(2)	(1)	(7)	(5)	(13)
Company-defined FFO attributable to common stockholders	$2,276	$4,072	$22,990	$5,605	$30,129
Company-defined FFO per common share	$0.02	$0.10	$0.22	$0.16	$1.41
Reconciliation of Company-defined FFO to MFFO:
Company-defined FFO attributable to common stockholders	$2,276	$4,072	$22,990	$5,605	$30,129
Add (deduct) MFFO adjustments:
Straight-line rent and amortization of above/below-market leases	(2,439)	(1,146)	(6,362)	(2,898)	(12,456)
Our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	(157)	—	(157)	—	(157)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases and our share of straight-line rent and amortization of above/below market leases of unconsolidated joint venture partnerships	7	3	18	7	27
MFFO attributable to common stockholders	$(313)	$2,929	$16,489	$2,714	$17,543
MFFO per common share	$(0.00)	$0.07	$0.16	$0.08	$0.82
Weighted-average shares outstanding	124,798	41,808	105,022	34,144	21,431

We believe that: (i) our NAREIT FFO of $1.5 million, or $0.01 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $17.0 million, or $0.14 per share, for the three months ended September 30, 2020; (ii) our NAREIT FFO of $20.6 million, or $0.20 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $42.9 million, or $0.41 per share, for the nine months ended September 30, 2020; and (iii) our NAREIT FFO of $19.8 million, or $0.92 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $68.4 million, or $2.16 per share, for the period from inception (August 12, 2014) to September 30, 2020, are not indicative of future performance as we are in the acquisition phase of our life cycle and still receive expense support from the Advisor. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from our public offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, cash resulting from the expense support provided by the Advisor and cash generated from operating activities. We currently intend to maintain an allocation of 10% of our NAV to cash-related liquidity. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our public offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, since December 31, 2019 and through November 4, 2020, we have raised over $924.6 million in equity capital. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. As a result, we ended the third quarter with $1.7 billion in assets and 26% leverage, calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships and cash and cash equivalents. We have continued to see steady capital inflows from new investors who invested $304.5 million of new capital into the Company during the second and third quarters. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2020 and our expectations regarding the pace of capital raising in the near term. As of September 30, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio comprised of 124 industrial buildings totaling 29.4 million square feet, with a diverse roster of 191 customers, large and small, spanning a multitude of industries and sectors across 23 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our total portfolio was 81.1% occupied (86.3% leased) as of September 30, 2020, with a weighted-average remaining lease term (based on square feet) of 4.8 years. Within our total portfolio, after adjusting for customers with forbearance agreements in place, we received or agreed to defer 98% of our rent originally payable for the third quarter of 2020, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to such forbearance agreements with approximately 1% of our customers (based on third quarter gross rent).Within our total portfolio, and without adjusting for the effects of forbearance agreements, we received 97% of our contractual rent for the third quarter of 2020, and 97% of our contractual rent for October as of November 4, 2020.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019	Change
Total cash provided by (used in):
Operating activities	$19,014	$8,600	$10,414
Investing activities	(635,238)	(430,706)	(204,532)
Financing activities	745,729	452,469	293,260
Net increase in cash, cash equivalents and restricted cash	$129,505	$30,363	$99,142

Cash provided by operating activities during the nine months ended September 30, 2020 increased by approximately $10.4 million as compared to the same period in 2019, primarily due to the growth in our property operations. Cash used in investing activities during the nine months ended September 30, 2020 increased by approximately $204.5 million as compared to the same period in 2019 primarily due to our acquisition of minority ownership interests in two joint venture partnerships for an aggregate purchase price of $301.0 million, exclusive of due diligence expenses and other closing costs, and an increase in capital expenditures of $3.6 million, partially offset by a decrease in acquisition volume of directly owned properties, as compared to the same period in 2019. Cash provided by financing activities during the nine months ended September 30, 2020 increased approximately $293.3 million as compared to the same period in 2019 primarily due to an increase in net proceeds raised in our public offerings of $528.5 million, driven in part by the influx of capital following the completion of IPT’s asset sale in January 2020, partially offset by a decrease of $224.6 million in our net borrowing activity.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. As of September 30, 2020, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had no amounts outstanding under our line of credit and $415.0 million outstanding under our term loan with an effective interest rate of 2.24%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $314.9 million as of September 30, 2020. There were no unused nor available amounts under our term loan as of September 30, 2020. Our $315.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

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

As of September 30, 2020, our line of credit and term loan are our only consolidated indebtedness with maturities beyond 2021 that have exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of September 30, 2020, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2020, we had property-level borrowings of approximately $49.3 million of principal outstanding with a weighted-average remaining term of 4.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.71%. Refer to

“Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2020.

Offering Proceeds. As of September 30, 2020, aggregate gross proceeds raised since inception from our public and private offerings, including proceeds raised through our distribution reinvestment plan, were $1.35 billion ($1.27 billion net of direct selling costs). These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained throughout 2020. We have continued to steadily raise capital, with $304.5 million of new capital inflows during the second and third quarters of 2020. In addition, due to the economic disruption created by the COVID-19 pandemic, we expect the pace of capital raising to be slower in the near term and to return to a pace more consistent with or slower than the pace we experienced during 2019.

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2020, approximately 2.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 97.9% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 29.0% of our total gross distributions were paid from cash provided by expense support from the Advisor, 19.1% were funded with proceeds from financing activities, and 49.8% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the expense support agreement), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2020, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2020, or October 31, 2020, November 30, 2020 and December 31, 2020 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the fourth quarter of 2020 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2020
September 30,	$—	—%	$344	2.0%	$8,209	48.3%	$8,451	49.7%	$17,004	$344
June 30,	7,904	50.3	—	—	—	—	7,812	49.7	15,716	16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	29.0%	$891	2.1%	$8,209	19.1%	$21,340	49.8%	$42,878	$19,014
2019
December 31,	$947	14.8%	$—	—%	$2,216	34.6%	$3,242	50.6%	$6,405	$(2,147)
September 30,	1,776	31.2	1,057	18.5	—	—	2,866	50.3	5,699	4,019
June 30,	2,120	45.2	256	5.5	—	—	2,319	49.4	4,695	957
March 31,	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542	3,624
Total	$6,138	30.2%	$1,816	8.9%	$2,216	10.9%	$10,171	50.0%	$20,341	$6,453

(1)	For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Advisor provided expense support of $13.5 million and $6.1 million, respectively. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. We reimbursed the Advisor $7.6 million and $13.6 million during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. See “Note 10 to the Condensed Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor during the quarter. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2019 Form 10-K for a description of the expense support agreement.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the nine months ended September 30, 2020, our cash flows provided by operating activities on a GAAP basis were $19.0 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $42.9 million. For the nine months ended September 30, 2019, our cash flows provided by operating activities on a GAAP basis were $8.6 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $13.9 million.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the nine months ended September 30, 2020, we received eligible redemption requests for approximately 0.3 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.2 million, or an average price of $9.83 per share. For the nine months ended September 30, 2019, we received eligible redemption requests for 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.4 million, or an average price of $9.87 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of November 4, 2020, we had raised gross proceeds of $1.4 billion from the sale of 137.7 million shares of our common stock in our public offerings, including $37.0 million from the sale of 3.7 million shares of our common stock through our distribution reinvestment plan. These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following their receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, we do not expect that this increased pace will be sustained throughout 2020. Although we have continued to steadily raise capital, with $304.5 million of new capital inflows during the second and third quarters, we have noted a slowdown in capital raising, which we attribute primarily to the COVID-19 pandemic. We expect sales of our common shares to return to a pace more consistent with the pace we experienced during 2019. As of November 4, 2020, approximately $1.0 billion in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $471.4 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.

Completed Acquisitions

On October 9, 2020, we acquired two industrial buildings located in the Cincinnati market. The total purchase price was approximately $30.2 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

We have entered into contracts to acquire properties with an aggregate contract purchase price of approximately $54.8 million, comprised of four industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.

Status of Secured Mortgage Notes

Subsequent to September 30, 2020, we entered into a secured fixed-rate mortgage note in the amount of $118.5 million with an interest rate of 2.90% and a term of seven years. The assets and credit of each of our properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2019 was disclosed in our 2019 Form 10-K. Except as otherwise disclosed in “Note 6 to the Condensed Consolidated Financial Statements” relating to borrowings under our line of credit and term loan, there have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2019 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We plan to adopt ASU 2020-06 when it becomes effective for us, as of the reporting period beginning January 1, 2021. Our initial analysis indicates that the adoption of this standard will not have a material effect on our condensed consolidated financial statements.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Form 10-K. As of September 30, 2020, our critical accounting estimates have not changed from those described in our 2019 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2020, our consolidated debt outstanding consisted of borrowings under our term loan and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2020, our consolidated fixed interest rate debt consisted of $350.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $49.3 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 86.0% of our total consolidated debt as of September 30, 2020. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $396.6 million and $399.3 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2020. Based on our debt as of September 30, 2020, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of September 30, 2020, our consolidated variable interest rate debt consisted of $65.0 million under our term loan, which represented 14.0% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2020, we were exposed to market risks related to fluctuations in interest rates on $65.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2020, would increase our annual interest expense by approximately $0.2 million.

Derivative Instruments. As of September 30, 2020, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2019 Form 10-K and Part II, Item 1A, “Risk Factors” of our Form 10-Q for the three months ended March 31, 2020 (the “First Quarter 2020 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2019 Form 10-K and our First Quarter 2020 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update the risk factors disclosed in our 2019 Form 10-K and our First Quarter 2020 10-Q, there have been no material changes to the risk factors disclosed in our 2019 Form 10-K and our First Quarter 2020 10-Q.

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

Between March and May 2020, nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Beginning in early May 2020, parts of the U.S. began to ease the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. However, due to the recent increases in COVID-19 cases, these lockdown restrictions may be reinstated in certain areas to varying degrees in the future. Additionally, there is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our customers to avoid adverse effects on our and our customers’ operations and businesses. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.

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
•	Uncertainty related to whether the U.S. Congress or state legislatures will pass additional laws providing for additional economic stimulus packages, governmental funding, or other relief programs, whether such measures will be enacted, whether our customers will be eligible or will apply for any such funds, whether the funds, if available, could be used by our customers to pay rent, and whether such funds will be sufficient to supplement our customers’ rent and other obligations to us;
•	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
•	our inability to raise capital in our ongoing public offering, if investors are reluctant to purchase our shares;
•	our inability to deploy capital due to slower transaction volume which may be dilutive to stockholders; and
•	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.

Because our property investments are located in the United States, COVID-19 continues to impact our properties and operating results given its continued spread within the United States reduces occupancy, increases the cost of operation, results in limited hours or necessitates the closure of such properties. In addition, quarantines, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of such properties to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our properties and operating results.

Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Whereas a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third quarter. However, more customers may request rent deferrals or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

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

The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it has had a negative impact on the overall real estate market, with a particularly adverse impact on certain sectors, including hospitality, shopping malls, gaming, and student living. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 pandemic or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2020 was $9.6 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $9.6 million, or $0.07 per share, as of September 30, 2020.

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

The table below summarizes the redemption activity for the three months ended September 30, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
July 31,2020	74,876	$9.73	74,876	—
August 31,2020	69,550	9.95	69,550	—
September 30, 2020	35,730	9.90	35,730	—
Total	180,156	$9.85	180,156	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

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

4.1	Share Redemption Program, effective as of November 1, 2017. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on November 2, 2017.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3	Form of Subscription Agreement. Incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A (File No. 333-229136) on August 30, 2019.

10.1*	Interest Purchase Agreement, dated as of July 15, 2020, by and among BCI IV Portfolio Real Estate Holdco LLC and Industrial Property Operating Partnership LP.

10.2*	Amendment No. 1 to the Amended and Restated Advisory Agreement (2020), dated as of July 15, 2020, by and among BCI IV Operating Partnership LP and BCI IV Advisors LLC.

10.3*

Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated December 30, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., and bcIMC (Hydro) US Real Inc.

10.4*	First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of July 15, 2020, by IPT BTC I GP LLC.

10.5*

Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 19, 2017, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Inestment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc.

10.6*

First Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated January 31, 2018, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc.

10.7*

Second Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 10, 2019, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, QR Master Holdings USA II LP and QuadReal US Holdings Inc.

Exhibit Number	Description

10.8*	Third Amendment to the Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of July 15, 2020, by IPT BTC II GP LLC.

10.9*	Second Amended and Restated Agreement, dated as of September 15, 2016, by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC.

10.10*	First Amendment to the Second Amended and Restated Agreement, dated as of July 15, 2020, by and among IPT BTC I GP LLC and Industrial Property Advisors Sub I LLC.

10.11*	Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC.

10.12*	First Amendment to the Agreement, dated as of July 15, 2020, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC.

10.13

Form of Indemnification Agreement entered into between Black Creek Industrial REIT IV Inc. and each of Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moor and John S. Hagestad as of February 9, 2016, Rajat Dhanda as of May 17, 2017, Scott W. Recknor as of September 1, 2017, Jeffrey W. Taylor as of December 9, 2019 and Scott A. Seager as of August 12, 2020. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 14, 2020.

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

101

The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed on November 10, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

November 10, 2020	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

November 10, 2020	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)