Form 10-K
period 2020-12-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2021-03-05
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2020 cannot be calculated because no established market exists for the registrant’s common stock.

As of March 1, 2021, there were 138,845,767 shares of the registrant’s Class T common stock, 8,977,107 shares of the registrant’s Class W common stock and 4,000,429 shares of the registrant’s Class I common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2021.

BLACK CREEK INDUSTRIAL REIT IV INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds from our public offerings, the expected use of net proceeds from our public offerings, our reliance on BCI IV Advisors LLC (the “Advisor”) and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and

●	Our ability to continue to qualify as a REIT.

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

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 4. These risks include, among others:

●	There is no assurance that we will be able to achieve our investment objectives. We have experienced net loss, as defined by GAAP.
●	There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify, suspend or terminate our share redemption program if it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
●	A portion of the proceeds received in this offering is expected to be used to satisfy redemption requests. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
●	The transaction price may not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investments may be substantially less. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes) and will not be based on any public trading market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September. Shares are subject to a 5.0% early redemption discount if they have been outstanding for less than one year. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
●	The transaction price may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	In connection with this offering, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of this offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of this offering and future offerings may negatively impact our ability to pay distributions and our stockholders overall return.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we expect to face lease expirations across our portfolio regularly, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop, depending on the likelihood of a renewal or a new lease on similar terms.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager, and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.
●	This is a “blind pool” offering; our stockholders will not have the opportunity to evaluate all of the investments we will make before we make them.
●	This is a “best efforts” offering and if we are unable to raise substantial funds, then we will be more limited in our investments.
●	We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this report and in other filings we make with the SEC from time to time.
●	The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. Our distributions may exceed our taxable income, which would represent a return of capital for tax purposes. A return of capital is a return of our stockholders investment rather than a return of earnings or gains and will be made after deductions of fees and expenses payable in connection with our offering. Some or all of our future distributions may be paid from these sources as well as from the sales of assets, cash resulting from a waiver or deferral of fees, and from our cash balances. There is no limit on distributions that may be made from these sources, however, our Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders overall return.
●	If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
●	Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.

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

On February 18, 2016, the SEC declared our registration statement for our initial public offering of up to $2.0 billion of shares of our common stock effective. On September 5, 2019, our initial public offering was terminated immediately upon effectiveness of our registration statement for our follow-on public offering of up to $2.0 billion of shares of our common stock, and our follow-on public offering commenced the same day. Under our follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws.

Pursuant to our public offering, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for further detail.

Additionally, we intend to initiate a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placements will be exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions.

As of December 31, 2020, we had raised gross proceeds of approximately $1.5 billion from the sale of 141.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offerings.

On July 15, 2020, we acquired minority ownership interests in two joint venture partnerships, which include Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”), with third party investors for $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. As of the date of acquisition, the joint venture partnerships’ aggregate real estate portfolios consisted of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase.

As of December 31, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 132 industrial buildings totaling 30.3 million square feet located in 23 markets throughout the U.S., with 205 customers, and was 84.9% occupied (87.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2020, our total real estate portfolio included:

●	121 industrial buildings totaling approximately 28.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91.0% occupied (94.2% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years; and
●	11 industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements” for detail regarding our acquisition activity for the year ended December 31, 2020.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the amended and restated advisory agreement (2021), dated February 16, 2021 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends June 12, 2021, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Investment Objectives

Our primary investment objectives include the following:

●	preserving and protecting our stockholders’ capital contributions;
●	providing current income to our stockholders in the form of regular distributions; and
●	realizing capital appreciation upon the potential sale of our assets or other liquidity event.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate-related debt. As of December 31, 2020, our portfolio was comprised entirely of industrial properties. See Item 2, “Properties,” for further detail.

Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint venture partnerships or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that may present greater risk than industrial properties. The BTC I Partnership invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 80.0% development investments, and (ii) 20.0% core and value-add investments, and the BTC II Partnership invests in an industrial real estate portfolio targeted to be comprised of approximately (i) 70.0% development investments, and (ii) 30.0% core and value-add investments.

Business Strategy

We seek to provide income in the form of regular distributions to our stockholders by generating sustained internal growth in rental income. The keys to long-term rental income growth are maintaining a stabilized occupancy rate (generally above 90%) through active leasing efforts, negotiating contractual rent increases on existing leases and renewals on expiring leases, cultivating strong customer relationships, and controlling operating expenses.

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed-rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint venture partnerships or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, including Black Creek Diversified Property Fund Inc. (“DPF”), Black Creek Industrial Fund LP (“BCIF”) and Build-To-Core Industrial Partnership III LLC (“BTC III”), some of which have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2020, there was one customer that individually represented more than 5.0% of total annualized base rent (assuming 100% ownership of our unconsolidated properties), and our 10 largest customers represented approximately 31.7% of total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases such difference may be significant. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $13.4 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $13.4 million, or $0.09 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2020. As of December 31, 2020, we classified all of our debt as intended to be held to maturity.

There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders do sell their shares to us, they may receive less than the price they paid.

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month, and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since Class T shares are sold at the transaction price plus applicable upfront selling commissions and dealer manager fees, holders of Class T shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, holders of our common stock that have not held their shares for at least one year will be eligible for redemption at 95% of the transaction price on the redemption date, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of our common stock may receive less than the price they paid for their shares upon redemption by us.

Our ability to redeem our stockholders’ shares may be limited. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time.

Our share redemption program contains significant restrictions and limitations. For example, if holders of our common stock do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price on the redemption date.

We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of Class T, Class W, and Class I shares (based on the price at which the shares are redeemed) will be limited for each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and for each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. With respect to the limitations described above, (i) provided that this share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that this share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions, which could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.

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

We are offering shares of our common stock at the transaction price, plus applicable selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes as described above) and will not be based on any public market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September, subject to a 5.0% reduction, for early redemption of shares of our common stock that have not been outstanding for at least one year. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.

In order to provide liquidity to fund redemptions, we currently intend to maintain a number of sources of aggregate liquidity including cash, cash equivalents, other short-term investments, U.S. government securities, agency securities, liquid real estate-related securities and undrawn amounts under our corporate line of credit of 10% of our equity. In addition, we may draw down amounts under our corporate line of credit. These measures may result in lower returns to our stockholders.

Although the majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, in order to provide liquidity to fund redemptions, we currently intend to maintain, under normal operating circumstances and subject to any limitations and requirements relating to our qualification as a REIT, a number of sources of liquidity including cash, cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities, liquid real estate-related securities and undrawn amounts under our corporate line of credit (“cash-related liquidity”) of 10% of our equity. In addition, we may draw down amounts under our corporate line of credit to cover any difference in our cash-related liquidity allocation, ensuring an allocation to cash-related liquidity of 10% of our equity. Our allocation of a portion of our equity to liquid investments may result in lower returns than if we had invested in additional properties and using borrowings for redemptions will reduce the funds available to retire debt or acquire additional properties, which may result in reduced profitability and restrict our ability to grow our NAV.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. The redemptions of Class T, Class W and Class I shares are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity). Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in our public offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. As of December 31, 2020, we had raised gross proceeds of approximately $1.5 billion from the sale of approximately 141.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offerings.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies that are used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In determining the amount of such discount, consideration may be given to a variety of factors, including, without limitation, the nature and length of such restriction. As a result, the realizable value of our interest in joint ventures or partnerships used in the calculation of our NAV may be lower than the value that would be derived if a minority or liquidity discount had not been applied, which could then have a negative impact on our calculation of NAV. Similarly, if any such properties held in a joint venture or partnership in which we own a minority interest are transferred to us as part of a liquidation of the assets of the joint venture or partnership or other transaction resulting in our ownership of 100% of such properties, it could have a positive impact on the calculation of our NAV. In some cases, the impact may be significant. As an example, we estimate the fair value of our minority ownership interests in the BTC Partnerships as of December 31, 2020 would have been $48.3 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $48.3 million, or $0.34 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2020.

In addition to being a month old when share purchases and redemptions take place, our NAV may not represent the then-current enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor, the Sponsor and Black Creek Capital Markets, LLC (the “Dealer Manager”) to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our public offering, and the price at which our stockholders’ shares may be redeemed by us pursuant to our share redemption program, will generally be based on our monthly NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for our stockholders’ investment.

In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the Independent Valuation Advisor and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV, including the engagement of independent third parties such as the Independent Valuation Advisor, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Advisor. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend any ongoing public offering and our share redemption program.

Our NAV is not subject to GAAP, is not independently audited and involves subjective judgments by the Independent Valuation Advisor and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and are not subject to independent audit. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the Independent Valuation Advisor should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Advisor and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Advisor and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. See our valuation procedures, filed as Exhibit 99.2 to this Annual Report on Form 10-K, for more details regarding our valuation methodologies, assumptions and procedures.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our Independent Valuation Advisor’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, rotation of different third-party appraisal firms, the financial condition of our customers, or lease expirations. For example, we expect to regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We will be at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated revenues and expenses on a monthly basis based on actual leases and expenses in that month. On a periodic basis, we will adjust the revenues and expense accruals we estimated to reflect the revenues and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV.

Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as the basis for our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. This is true whether the acquisition is funded with cash, equity or a combination thereof. However, the Independent Valuation Advisor always has the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the Independent Valuation Advisor believes that the purchase price for a recent acquisition does not reflect the current value of the property, the Independent Valuation Advisor has the ability to adjust the valuation for purposes of our NAV downwards immediately after acquisition. Even if the Independent Valuation Advisor does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our valuation procedures could be less than what we pay for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. We may make acquisitions (with cash or equity) of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

The realizable value of specific properties may change before the value is adjusted by the Independent Valuation Advisor and reflected in the calculation of our NAV.

Our valuation procedures generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer from an unrelated third party to sell one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Where possible, adjustments generally will be made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Advisor determines that events warrant adjustments to certain assumptions (including probability of occurrence) that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Sponsor (or the Advisor, if the Sponsor elects to have the performance component of the advisory fee paid to the Advisor) will earn a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Sponsor or the Advisor, as applicable, will earn a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%.

As a result of the manner in which the performance component is calculated, as described above, the performance component is not directly tied to the performance of the shares our stockholders purchase, the class of shares they purchase, or the time period during which they own their shares. The performance component may be payable to the Advisor or the Sponsor even if the NAV of a stockholder’s shares at the time the performance component is calculated is below the stockholder’s purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on at stockholder’s purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, our stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Advisor or the Sponsor for all or any portion of such calendar year. In addition, if the Sponsor or the Advisor earns the performance component of the advisory fee in any given year, neither of them will be obligated to return any portion of it based on our subsequent performance.

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

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2020, approximately 1.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.6% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 20.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, 28.6% of our total gross distributions were funded with proceeds from financing activities and 49.8% were funded with proceeds from the issuance of shares under our distribution reinvestment plan.

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

At some point in the future, we may internalize the functions performed for us by the Advisor. The method by which we could internalize these functions could take many forms. We may hire our own group of executives and other employees or we may acquire the Advisor or its assets, including its existing workforce. Any internalization transaction could result in significant payments to the owners of the Advisor, including in the form of our stock which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the Sponsor. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of the costs of being self-managed or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by the Advisor or its affiliates. Internalization transactions have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate assets or to pay distributions.

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

We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2020, 18.3%, 11.0%, 10.5% and 10.4% of our total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) was concentrated in the Southern California, Dallas, Pennsylvania, and New Jersey markets, respectively. As a result of this geographic concentration, our business is dependent on the economy in these markets generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital in this offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend this offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in this offering, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

We are dependent on customers for revenue and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations and returns to our stockholders.

Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. As of December 31, 2020, our top five customers represented 22.8% of our total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties), our top ten customers represented 31.7% of our total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties) and there was one customer that individually represented more than 5.0% of our total annualized base rent of our consolidated and unconsolidated properties (assuming 100% ownership of our unconsolidated properties). Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

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

Between March and May 2020, nearly all U.S. cities and states, including cities and states where our properties are located, have also reacted by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on types of construction projects that may continue. Beginning in early May 2020, parts of the U.S. began to ease the lockdown restrictions and allow for the reopening of businesses. The gradual reopening of retail, manufacturing, and office facilities came with required or recommended safety protocols. However, due to the continuation of new COVID-19 cases, these lockdown restrictions were reinstated in certain areas to varying degrees. Additionally, there is no assurance that the reopening of businesses, even if those businesses adhere to recommended safety protocols, will enable us or many of our customers to avoid adverse effects on our and our customers’ operations and businesses. The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and has triggered a period of global economic slowdown or global recession.

The effects of COVID-19 or another pandemic could adversely affect us and/or our customers due to, among other factors:

●	the unavailability of personnel, including executive officers and other leaders that are part of the management team and the inability to recruit, attract and retain skilled personnel—to the extent management or personnel are impacted in significant numbers by the outbreak of pandemic or epidemic disease and are not available or allowed to conduct work—business and operating results may be negatively impacted;
●	difficulty accessing debt and equity capital on attractive terms, or at all—a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our and our customers’ ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis, and may adversely affect the valuation of financial assets and liabilities, any of which could affect our ability to meet liquidity and capital expenditure requirements or have a material adverse effect on our business, financial condition, results of operations and cash flows;
●	an inability to operate in affected areas, or delays in the supply of products or services from the vendors that are needed to operate effectively;
●	customers’ inability to pay rent on their leases or our inability to re-lease space that is or becomes vacant, which inability, if extreme, could cause us to: (i) no longer be able to pay distributions at our current rates or at all in order to preserve liquidity and (ii) be unable to meet our debt obligations to lenders, which could cause us to lose title to the properties securing such debt, trigger cross-default provisions, or could cause us to be unable to meet debt covenants, which could cause us to have to sell properties or refinance debt on unattractive terms;
●	Uncertainty related to whether the U.S. Congress or state legislatures will pass additional laws providing for additional economic stimulus packages, governmental funding, or other relief programs, whether such measures will be enacted, whether our customers will be eligible or will apply for any such funds, whether the funds, if available, could be used by our customers to pay rent, and whether such funds will be sufficient to supplement our customers’ rent and other obligations to us;
●	an inability to ensure business continuity in the event our continuity of operations plan is not effective or improperly implemented or deployed during a disruption;
●	our inability to raise capital in our ongoing public offering, if investors are reluctant to purchase our shares;
●	our inability to deploy capital due to slower transaction volume which may be dilutive to stockholders; and
●	our inability to satisfy redemption requests and preserve liquidity, if demand for redemptions exceeds the limits of our share redemption program or ability to fund redemptions.

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

Customers and potential customers of the properties we own operate in industries that are being adversely affected by the disruption to business caused by this global outbreak. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Although a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third and fourth quarters. However, as a result of COVID-19 or another future pandemic, more customers may request rent deferrals or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if the economic downturn is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

Although multiple vaccines have been approved for use, there is uncertainty as to when a sufficient portion of the population will be vaccinated such that restrictions and safety protocols can be relaxed. The rapid development and fluidity of this situation precludes any prediction as to the ultimate impact of COVID-19. The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration of the outbreak, vaccine distribution, travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, and the uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

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

The current outbreak of COVID-19 and resulting impacts on the U.S. economy and financial markets have created extreme uncertainty and volatility with respect to the current and future values of real estate and real estate-related assets, borrowings and hedges. The recent COVID-19 pandemic is expected to continue to have a significant impact on local, national and global economies and has resulted in a world-wide economic slowdown. The fallout from the ongoing pandemic on our investments is uncertain; however, it has had a negative impact on the overall real estate market, with a particularly adverse impact on certain sectors, including hospitality, shopping malls, gaming, and student living. In addition, slower transaction volume may result in less data for assessing real estate values. This increases the risk that our NAV per share may not reflect the actual realizable value of our underlying properties at any given time, as valuations and appraisals of our properties and real estate-related assets are only estimates of market value as of the end of the prior month and may not reflect the changes in values resulting from the COVID-19 pandemic, as this impact is occurring rapidly and is not immediately quantifiable. To the extent real estate values decline after the date we disclose our NAV, whether due to the COVID-19 pandemic or otherwise, (i) we may overpay to redeem our shares, which would adversely affect the investment of non-redeeming stockholders, and (ii) new investors may overpay for their investment in our common stock, which would heighten their risk of loss. Furthermore, because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV. This risk may be exacerbated by the current market volatility, which can lead to large and sudden swings in the fair value of our assets and liabilities. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $13.4 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $13.4 million, or $0.09 per share, as of December 31, 2020.

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

Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to the Operating Partnership.

In connection with contributions of property to the Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations.

Tax protection agreements may require our Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under a tax protection agreement, our Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.

Certain provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.

Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:

●	redemption rights of qualifying parties;
●	a requirement that we may not be removed as the general partner of the operating partnership without our consent;
●	transfer restrictions on our Operating Partnership units (“OP Units”);
●	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and
●	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

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

Limited partners in the Operating Partnership have the right to vote on certain amendments to the sixth amended and restated limited operating partnership agreement of the Operating Partnership as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. In addition, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other hand. Our directors and officers have duties to our company and our stockholders under Maryland law in connection with their management of our company.

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

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could cause our leverage ratio to increase or subject us to liabilities from litigation or otherwise.

We, through the Operating Partnership, intend to initiate a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the purchase option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the purchase option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the trust an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required. Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a fair market value purchase option (the “FMV Option”) to reacquire the real estate through a purchase of interests in the Delaware statutory trust, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease we are responsible for subleasing the property to occupying tenants until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments until such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

We may own beneficial interests in trusts owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the anticipated future launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements expected to be used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

Properties that are placed into the DST Program (the “DST Program Asset”) may later be reacquired through exercise of the option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Program Asset in terms of basis and built-in-gain. As a result, if the applicable DST Program Asset is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute 1031 exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Investor Loans to acquire interests in Delaware Statutory Trusts as part of the DST Program may default on such loans.

As part of the DST Program, the BCIX Lender will provide DST Investor Loans to certain DST Investors who acquire interests in Delaware Statutory Trusts.  DST Investor Loans will be secured by the DST Investor’s interests in the Delaware Statutory Trust acquired using the DST Investor Loan, and will be non-recourse to the borrowing DST Investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the DST Program Asset underlying the Delaware Statutory Trust interest acquired by the DST Investor declines after the DST Investor’s borrowing with respect to a DST Investor Loan, or if there is otherwise a default on a DST Investor Loan.

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

Cash redemptions to holders of OP Units will reduce cash available for distribution to our stockholders or to honor their redemption requests under our share redemption program.

The holders of OP Units (other than us) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 225.0 million classified as Class I shares, 1.2 billion classified as Class T shares and 75.0 million classified as Class W shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares or OP Units to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

●	A merger, tender offer or proxy contest;
●	The assumption of control by a holder of a large block of our securities; and/or
●	The removal of incumbent management.

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

Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:

●	Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;
●	Periods of increased interest rates could result in, among other things, an increase in defaults by customers, a decline in our property values, and make it more difficult for us to dispose of our properties at an attractive price;
●	Rising vacancy rates for commercial property, particularly in large metropolitan areas;
●	Our inability to attract and maintain quality customers;
●	Default or breaches by our customers of their contractual obligations;
●	Increases in our operating costs, including the need for capital improvements;
●	Increases in the taxes levied on our business;
●	Regulatory changes affecting the real estate industry, including zoning rules; and
●	Susceptibility of certain areas to natural disasters.

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

Risks related to the development of properties may have an adverse effect on our results of operations and returns to our stockholders.

The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:

●	Long periods of time may elapse between the commencement and the completion of our projects;
●	Construction and development costs may exceed original estimates;

●	The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;
●	The level of interest of potential customers for a recently launched development may be low;
●	There could be delays in obtaining necessary permits;
●	The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;
●	Construction and sales may not be completed on time, resulting in a cost increase;
●	It may be difficult to acquire land for new developments or properties;
●	Labor may be in limited availability;
●	Changes in tax, real estate and zoning laws may be unfavorable to us; and
●	Unforeseen environmental or other site conditions.

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

We have entered, and may continue to enter, into joint venture partnerships with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

●	The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;
●	That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
●	That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
●	That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.

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

As of December 31, 2020, we had approximately $582.8 million of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Borrowings under our line of credit and portions of our borrowings under our term loan are, and certain of our future debt may be, subject to the fluctuation of market interest rates such as the LIBOR, Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

Furthermore, U.S. and international regulators and law enforcement agencies have conducted investigations into a number of rates or indices which are deemed to be “reference rates.” Actions by such regulators and law enforcement agencies may result in changes to the manner in which certain reference rates are determined, their discontinuance, or the establishment of alternative reference rates. On November 30, 2020, U.S. and UK regulators and the Financial Conduct Authority (the “FCA”), which regulates LIBOR, made a series of announcements regarding the end of U.S. Dollar (USD) LIBOR. Collectively, these announcements call for no new LIBOR contracts after December 31, 2021, while giving legacy contracts sufficient time to wind-down, in that LIBOR (other than one-week and two-month LIBOR, which are rarely used) will be available for legacy contracts until June 30, 2023. As a result, we do not intend to use LIBOR as a reference rate in any of our debt agreements entered into after December 31, 2021.

At this time, it is not possible to predict the effect that these developments, the discontinuance of LIBOR, or the discontinuation, modification or other reforms to any other reference rate, or the establishment of alternative reference rates may have on our floating rate indebtedness. The use of alternative reference rates or other reforms could cause the interest rates for our floating rate indebtedness to be materially higher than expected.

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

We may enter into credit facility arrangements with lenders pursuant to which, subject to certain conditions, they commit to lend us money, provide us with letters of credit or provide other financial services to us. If we fail to comply with the covenants in such arrangements, the lenders could declare us in default, accelerate the maturities of our borrowings and refuse to make loans or provide other financial services to us. Or, if a lender becomes unable or unwilling to honor its commitments to us, we may not receive the loans and other financial services for which we negotiated. In such a situation, a replacement lender may be difficult or impossible to find quickly or at all. If we are unable to receive loans and other financial services, our liquidity and business could be negatively impacted.

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES

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

We may invest in mezzanine loans, B-notes, and other junior financings that substantially take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests of either the entity owning the property or the entity that owns the interest in the entity owning the property. These types of investments involve a higher degree of risk than senior mortgage lending secured by income producing property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan in whole or in part. In addition, there may be significant delays and costs associated with the process of foreclosing on collateral securing or supporting these investments. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal. Further, even if we are successful in foreclosing on the equity interests serving as collateral for certain mezzanine loans, such foreclosure could result in us inheriting all of the liabilities of the underlying mortgage borrower, including the senior mortgage on the applicable property. This may result in both increased costs to us and a negative impact on our overall debt covenants and occupancy levels. In many cases a significant restructuring of the senior mortgage may be required in order for us to be willing to retain longer term ownership of the property. If we are unsuccessful in restructuring the underlying mortgage debt in these scenarios, the mortgage lender ultimately may foreclose on the property causing us to lose any of our remaining investment.

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

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so-called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

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

We may invest in real estate-related securities and our investments may consist of real estate related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate related securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate related debt investments discussed herein.

The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. For example, equity markets are experiencing significant disruption as a result of the outbreak of COVID-19. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. Downturns in equity and debt markets, such as the one we are currently experiencing, will significantly impact the value of our real-estate related securities.

Real estate related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility, (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (iv) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate related securities and the ability of the issuers thereof to pay dividends.

RISKS RELATED TO THE ADVISOR AND ITS AFFILIATES

Our Advisor faces conflicts of interest because certain of the fees it receives for services performed are based on our NAV, the procedures for which the Advisor will assist our board of directors in developing, overseeing, implementing and coordinating.

The Advisor assists our board of directors in developing, overseeing, implementing and coordinating our NAV procedures. It will assist our Independent Valuation Advisor in valuing our real property portfolio by providing the firm with property-level information, including (i) historical and projected operating revenues and expenses of the property; (ii) lease agreements on the property; and (iii) the revenues and expenses of the property. Our Independent Valuation Advisor assumes and relies upon the accuracy and completeness of all such information, does not undertake any duty or responsibility to verify independently any of such information and relies upon us and our Advisor to advise if any material information previously provided becomes inaccurate or was required to be updated during the period of its review. In addition, the Advisor may have some discretion with respect to valuations of certain assets and liabilities, which could affect our NAV. Because the Advisor is paid certain fees for its services based on our NAV, the Advisor could be motivated to influence our NAV and NAV procedures such that they result in an NAV exceeding realizable value, due to the impact of higher valuations on the compensation to be received by the Advisor. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and our stockholder’s shares may be worth less than the purchase price.

Advisory fees may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

The advisory fees we pay the Advisor or the Sponsor, as applicable, are made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. Because the performance component is based on our NAV, the Advisor may be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail dispositions of assets or share redemptions to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor or the Sponsor.

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

Our executive officers, some of our directors and other key personnel are also officers, directors, managers, key personnel and/or holders of an ownership interest in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	public offerings of equity by us, which may result in increased advisory fees for the Advisor;
●	competition for customers from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us; and
●	investments through a joint venture or other co-ownership arrangements, which may result in increased fees for the Advisor.

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

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for one other entity sponsored or advised by affiliates of the Sponsor. In addition, we may compete with other entities sponsored or advised by affiliates of the Sponsor for the same investors and investment opportunities.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Brian R. Lange, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, Scott A. Seager, Jeffrey W. Taylor, J. R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

The fees we pay to entities sponsored or advised by affiliates of our Sponsor in connection with our offerings of securities and in connection with the management of our investments were not determined on an arm’s-length basis, and therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The Advisor, affiliates of the Advisor and the Dealer Manager have earned and will continue to earn fees, performance allocations, commissions and expense reimbursements from us. The fees, performance allocations, commissions and expense reimbursements paid and to be paid to the Advisor, affiliates of the Advisor and the Dealer Manager for services they provided us in connection with past offerings and in connection with our public offering were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. Pursuant to the lease allocation guidelines, if we have an opportunity to bid on a lease with a prospective customer and one or more of these other entities has a potentially competing property, then, under certain circumstances, we may not be permitted to bid on the opportunity and in other circumstances, we and the other entities will be permitted to participate in the bidding process. The lease allocation guidelines are overseen by a joint management committee consisting of our Combined Industrial Advisors committee and certain other management representatives associated with other entities to which affiliates of the Advisor are providing similar services.

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

The Sponsor may from time to time grant to certain Investment Vehicles certain exclusivity, rotation or other priority (each, a “Special Priority”) with respect to Industrial Investments or other investment opportunities. Current existing Special Priorities have been granted to (i) Build-to-Core Industrial Partnership III LLC (“BTC III”), pursuant to which BTC III will be presented one out of every five qualifying value-add Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as the capital commitments on or prior to February 26, 2021 have been called or committed, and one out of every three qualifying development Industrial Investments (subject to the terms and conditions of the BTC III partnership agreement) until such time as capital commitments thereunder have been fully committed: (ii) Black Creek Industrial Fund LP (“BCIF”) pursuant to which BCIF will be presented one out of every three potential development Industrial Investments, one out of every five potential value-add Industrial Investments, and one out of every three potential core Industrial Investments (subject to terms and conditions of the BCIF partnership agreement) until such time as capital commitments accepted by BCIF on or prior to March 31, 2020 have been called or committed,: and (iii) the BTC II Partnership pursuant to which the BTC II Partnership will be presented one out of every three qualifying development Industrial Investments (subject to terms and conditions of the BTC II Partnership agreement) until such time as capital commitments thereunder have been fully committed; provided, however, that if BTC II declines such qualifying opportunity, then we will have the option to retain the opportunity on our own. The Sponsor or its affiliates may grant additional special priorities in the future and from time to time. In addition, to the extent that a potential conflict of interest arises with respect to an investment opportunity other than an Industrial Investment, the Sponsor currently expects to manage the potential conflict of interest by allocating the investment in accordance with the principles of the Allocation Policy the Sponsor follows with respect to Industrial Investments.

“Allocation Factors” are those factors that the Sponsor maintains and updates from time to time based on review by the Sponsor’s Head of Real Estate. Current examples of Allocation Factors include:

●	Overall investment objectives, strategy and criteria, including product type and style of investing (for example, core, core plus, value-add and opportunistic);
●	The general real property sector or debt investment allocation targets of each program and any targeted geographic concentration;
●	The cash requirements of each program;
●	The strategic proximity of the investment opportunity to other assets;
●	The effect of the acquisition on diversification of investments, including by type of property, geographic area, customers, size and risk;
●	The policy of each program relating to leverage of investments;
●	The effect of the acquisition on loan maturity profile;
●	The effect on lease expiration profile;
●	Customer concentration;
●	The effect of the acquisition on ability to comply with any restrictions on investments and indebtedness contained in applicable governing documents, SEC filings, contracts or applicable law or regulation;
●	The effect of the acquisition on the applicable entity’s intention not to be subject to regulation under the Investment Company Act;
●	Legal considerations, such as Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Foreign Investment in Real Property Tax Act (“FIRPTA”), that may be applicable to specific investment platforms;
●	The financial attributes of the investment opportunity;
●	Availability of financing;
●	Cost of capital;
●	Ability to service any debt associated with the investment opportunity;
●	Risk return profiles;
●	Targeted distribution rates;
●	Anticipated future pipeline of suitable investments;
●	Expected holding period of the investment opportunity and the applicable entity’s remaining term;
●	Whether the applicable entity still is in its fundraising and acquisition stage, or has substantially invested the proceeds from its fundraising stage;
●	Whether the applicable entity was formed for the purpose of making a particular type of investment;

●	Affiliate and/or related party considerations;
●	The anticipated cash flow of the applicable entity and the asset;
●	Tax effects of the acquisition, including on REIT or partnership qualifications;
●	The size of the investment opportunity; and
●	The amount of funds available to each program and the length of time such funds have been available for investment.

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

Neither ordinary nor capital gain distributions with respect to our common stock, or gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
●	Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and
●	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

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

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

●	Limitations on the capital structure of the entity;
●	Restrictions on certain investments;
●	Prohibitions on transactions with affiliated entities; and
●	Public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

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

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because, if we have any securities that are considered to be investment securities held by an entity, then we will seek to ensure that holdings of investment securities in such entity will not exceed 40% of the total assets of that entity (on a consolidated basis) and that no such entity holds itself out as being engaged primarily in the business of investing in securities. If an entity were to hold investment securities having a value exceeding 40% of the value of the entity’s total assets (on a consolidated basis), and no other exclusion from registration was available, that entity might be required to register as an investment company. In order to avoid such a result, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or we may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets (on a consolidated basis), the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and an additional 25% of the entity’s portfolio be comprised of real estate-related interests although this percentage may be reduced to the extent that more than 55% of the entity’s assets are invested in qualifying interests (as such terms have been interpreted by the staff of the SEC and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat as real estate-related interests those assets that do not qualify for treatment as qualifying interests, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying interests and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests and/or real estate-related interests. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

As of December 31, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 132 industrial buildings totaling approximately 30.3 million square feet located in 23 markets throughout the U.S., with 205 customers, and was 84.9% occupied (87.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2020 acquisition activity. As of December 31, 2020, our total real estate portfolio included:

●	121 industrial buildings totaling approximately 28.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91.0% occupied (94.2% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years; and
●	11 industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 67 buildings totaling approximately 17.5 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 5 to the Consolidated Financial Statements”). Our consolidated portfolio has an estimated aggregate weighted-average purchase price capitalization rate of approximately 4.4% (4.7% excluding contractual free rent during a portion of the year following acquisition of certain of the properties). In addition, as of December 31, 2020, through our minority joint venture partnerships, we owned and managed 16 buildings either under construction or in the pre-construction phase totaling approximately 5.1 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data in the tables below. The purchase price capitalization rate is based on the property’s projected cash net operating income from in-place leases for the 12 months after the date of purchase, including any contractual rent increases contained in such leases for those 12 months, divided by the purchase price for the property, exclusive of transfer taxes, due diligence expenses and other closing costs including acquisition costs.

Through December 31, 2020, we had directly acquired 65 buildings comprised of approximately 12.8 million square feet for an aggregate total purchase price of approximately $1.4 billion, as well as the minority ownership interests in the two joint venture partnerships. Also, through our minority ownership interests in our joint venture partnerships, we completed the development of three industrial buildings comprising an aggregate of 1.0 million square feet and total costs to complete the development of approximately $91.7 million during the period from July 16, 2020 through December 31, 2020. We funded these acquisitions and development activity primarily with proceeds from our public offerings, institutional equity, and debt financings.

Unless otherwise indicated, the term “property” as used herein refers to one or more buildings in the same market that were acquired by us in the same transaction.

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2020:

		Percent of Rentable Square Feet
Building Type	Description	Total (1)	Consolidated (2)
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	82.3%	76.5%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	17.7	23.5
		100.0%	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2020. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnerships.
(2)	Represents only our consolidated properties.

Portfolio Overview and Market Diversification. As of December 31, 2020, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $5.82 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2020:

	Number of	Rentable Square Feet		Occupied	Leased	Annualized Base Rent (4)
($ and square feet in thousands)	Buildings (1)	Total (1)	Consolidated (2)	Rate (3)	Rate (3)	Total (1)		Consolidated (2)
Operating Properties:
Atlanta	9	2,383	—	78.5%	78.5%	$8,275	5.5%	$—	—%
Austin	6	562	119	90.4	93.9	3,826	2.6	836	1.2
Bay Area	3	845	—	67.7	89.3	6,267	4.2	—	—
Central Valley	3	1,454	382	78.3	78.3	6,560	4.4	2,291	3.4
Chicago	5	888	386	79.0	100.0	3,846	2.6	1,928	2.9
Cincinnati	2	294	294	100.0	100.0	1,408	0.9	1,408	2.1
Dallas	12	3,827	2,411	99.2	100.0	16,584	11.0	10,550	15.6
D.C. / Baltimore	4	570	463	100.0	100.0	4,811	3.2	3,795	5.6
Denver	1	152	152	100.0	100.0	685	0.5	685	1.0
Houston	2	487	—	82.4	82.4	2,003	1.3	—	—
Indianapolis	1	691	691	100.0	100.0	2,266	1.5	2,266	3.4
Las Vegas	5	851	851	98.2	98.2	5,857	3.9	5,857	8.7
New Jersey	12	2,313	1,107	97.9	97.9	15,527	10.4	6,722	10.0
Orlando	2	441	441	100.0	100.0	2,531	1.7	2,531	3.8
Pennsylvania	15	3,395	1,464	82.9	92.1	15,677	10.5	8,513	12.7
Portland	1	160	—	100.0	100.0	1,340	0.9	—	—
Reno	6	1,422	1,422	100.0	100.0	6,960	4.6	6,960	10.4
Salt Lake City	1	384	384	100.0	100.0	1,993	1.3	1,993	3.0
San Antonio	5	588	—	100.0	100.0	2,950	2.0	—	—
San Diego	2	268	—	100.0	100.0	2,275	1.5	—	—
Seattle	3	1,341	—	79.3	79.3	8,105	5.4	—	—
South Florida	3	289	282	100.0	100.0	2,200	1.5	1,940	2.9
Southern California	18	4,592	1,256	96.7	100.0	27,506	18.3	8,444	12.6
Total operating	121	28,197	12,105	91.0	94.2	149,452	99.7	66,719	99.3
Value-Add Properties:
Atlanta	1	138	138	—	—	—	—	—	—
Cincinnati	1	161	161	58.1	58.1	474	0.3	474	0.7
Houston	1	140	140	—	—	—	—	—	—
Las Vegas	2	267	266	—	—	—	—	—	—
New Jersey	2	648	—	—	—	—	—	—	—
Pennsylvania	1	149	—	—	—	—	—	—	—
Seattle	1	205	—	—	—	—	—	—	—
South Florida	2	436	—	—	—	—	—	—	—
Total value-add properties	11	2,144	705	4.4	4.4	474	0.3	474	0.7
Total portfolio	132	30,341	12,810	84.9%	87.8%	$149,926	100.0%	$67,193	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2020. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnerships.
(2)	Represents only our consolidated properties.
(3)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(4)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.

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

Lease Expirations. As of December 31, 2020, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.7 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2020, without giving effect to the exercise of renewal options or termination rights, if any:

		Occupied Square Feet				Annualized Base Rent (3)
($ and square feet in thousands)	Number of Leases (1)	Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
2021	26	1,393	5.4%	964	8.0%	$7,701	5.2%	$5,309	7.9%
2022	33	2,678	10.5	1,547	12.8	13,236	8.9	7,641	11.4
2023	35	3,602	14.1	1,720	14.2	21,348	14.3	10,361	15.4
2024	34	3,440	13.4	1,269	10.5	19,264	12.9	7,075	10.5
2025	29	3,943	15.4	2,511	20.8	22,149	14.8	12,897	19.2
2026	23	2,899	11.3	498	4.1	17,540	11.7	3,557	5.3
2027	12	2,367	9.2	1,417	11.7	12,747	8.5	8,225	12.2
2028	9	1,506	5.9	332	2.7	8,542	5.7	2,146	3.2
2029	15	2,209	8.6	1,342	11.1	14,065	9.4	7,691	11.4
Thereafter	9	1,574	6.2	488	4.1	12,708	8.6	2,291	3.5
Total occupied (4)	225	25,611	100.0%	12,088	100.0%	$149,300	100.0%	$67,193	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2020. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnership.
(2)	Represents only our consolidated properties.
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.
(4)	Excludes one lease of 0.1 million square feet that expired on December 31, 2020.

Customer Diversification. As of December 31, 2020, there was one customer that individually represented more than 5.0% of total occupied square feet of our total portfolio and one customer that individually represented more than 5.0% of total annualized base rent of our total portfolio. The following table reflects the 10 largest customers of our total portfolio, based on annualized base rent, which occupied a combined 7.9 million square feet as of December 31, 2020:

	% of Total	% of Total
Customer	Occupied Square Feet (1)	Annualized Base Rent (1)
Amazon.com Services LLC	5.3%	7.6%
Steelcase, Inc.	4.8	4.7
XPO Logistics Supply Chain, Inc.	4.4	4.2
Radial, Inc.	4.5	3.4
National Distribution Centers, LLC	3.4	2.9
SBS Transportation, Inc.	1.7	2.2
The Kroger Company	1.9	1.8
Clutter, Inc.	1.8	1.7
General Services Administration	1.0	1.6
Patagonia, Inc.	1.8	1.6
Total	30.6%	31.7%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2020. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnerships.

As of December 31, 2020, there were two customers that individually represented more than 5.0% of total occupied square feet of our consolidated portfolio and one customer that individually represented more than 5.0% of total annualized base rent of our consolidated portfolio. The following table reflects the 10 largest customers of our consolidated portfolio, based on annualized base rent, which occupied a combined 4.7 million square feet as of December 31, 2020:

	% of Total	% of Total
Customer	Occupied Square Feet (1)	Annualized Base Rent (1)
Radial, Inc.	9.7%	7.6%
Steelcase, Inc.	5.1	4.9
The Kroger Company	4.0	4.0
General Services Administration	2.2	3.7
Patagonia, Inc.	3.9	3.6
Boyd Flotation, Inc.	2.6	3.1
Amazon.com Services LLC	3.2	3.0
Hooker Furniture Corporation	2.7	2.4
Motivating Graphics, LLC	3.0	2.4
Dayton Parts, LLC	2.6	2.3
Total	39.0%	37.0%

(1)	Represents only our consolidated properties.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2020:

		Occupied Square Feet				Annualized Base Rent (3)
($ and square feet in thousands)	Number of Leases (1)	Total (1)		Consolidated (2)		Total (1)		Consolidated (2)
eCommerce / Fulfillment	13	4,075	15.8%	1,624	13.4%	$23,593	15.7%	$7,528	11.2%
Transportation / Logistics	22	3,791	14.7	1,050	8.7	23,448	15.6	5,747	8.6
Home Furnishings	13	2,757	10.7	1,645	13.6	15,566	10.4	9,394	14.0
Food & Beverage	18	2,107	8.2	965	8.0	12,928	8.6	5,851	8.7
Auto	17	2,213	8.6	1,325	11.0	10,499	7.0	5,409	8.0
Storage / Warehousing	16	1,482	5.8	748	6.2	9,118	6.1	4,140	6.2
Home Improvement	17	859	3.3	450	3.7	5,504	3.7	2,863	4.3
Appliance	4	1,119	4.3	379	3.1	5,243	3.5	1,725	2.6
Printing	7	913	3.5	770	6.4	5,151	3.4	4,015	6.0
Manufacturing	12	945	3.7	202	1.7	5,113	3.4	1,189	1.8
Other	87	5,499	21.4	2,930	24.2	33,763	22.6	19,332	28.6
Total	226	25,760	100.0%	12,088	100.0%	$149,926	100.0%	$67,193	100.0%

(1)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties, as of December 31, 2020. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnerships.
(2)	Represents only our consolidated properties.
(3)	Annualized base rent is calculated as monthly base rent including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2020, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our term loan and mortgage notes. As of December 31, 2020, we had approximately $582.8 million of consolidated indebtedness with a weighted-average interest rate of 2.49%, which includes the effect of interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2020 was 4.0 years, excluding extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2020 was $299.3 million. See “Note 6 to the Consolidated Financial Statements” for additional information.

ITEM 3.        LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. While we may consider a Liquidity Event, which may provide an additional source of value through the realization of capital appreciation, at any time in the future, we currently do not have a fixed time frame in which we intend to undertake such consideration and we are not obligated by our charter or otherwise to effect a liquidity event at any time.

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

Quarter	Low	High
2020
First Quarter	$10.0056	$10.0688
Second Quarter	$10.0591	$10.0629
Third Quarter	$10.0595	$10.0904
Fourth Quarter	$10.0920	$10.1437
2019
First Quarter	$10.0497	$10.0618
Second Quarter	$10.0477	$10.0583
Third Quarter	$10.0326	$10.0587
Fourth Quarter	$10.0611	$10.0763

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S., Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although the Independent Valuation Advisor or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real property assets are determined by the Independent Valuation Advisor and real estate-related assets and other assets and liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real property assets, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation process generally. Unconsolidated real property assets held through joint ventures or partnerships are valued by such joint ventures or partnerships according to their valuation procedures. At least once per calendar year, each unconsolidated real property asset will be appraised by a third-party appraiser. If the valuation procedures of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real property assets, we will determine the estimated fair value of the unconsolidated real property assets for those interim periods. All parties engaged by us in connection with the calculation of our NAV, including our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures or the identity or role of the Independent Valuation Advisor or ALPS Fund Services Inc. See Exhibit 99.2 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosures regarding real property valuations provided by the Independent Valuation Advisor.

As used below, “Fund Interests” means our outstanding shares of common stock, along with the partnership units in our operating partnership (“OP Units”), which may be held directly or indirectly by the Advisor, the Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2020 and September 30, 2020:

	As of
(in thousands)	December 31, 2020	September 30, 2020
Investments in industrial properties	$1,453,200	$1,294,100
Investment in unconsolidated joint venture partnerships	375,488	312,161
Cash and cash equivalents	232,369	180,683
Other assets	12,606	10,276
Line of credit, term loan and mortgage notes	(582,750)	(464,250)
Other liabilities	(43,248)	(26,328)
Accrued performance component of advisory fee	(9,640)	(6,195)
Accrued fixed component of advisory fee	(1,345)	(895)
Aggregate Fund NAV	$1,436,680	$1,299,552
Total Fund Interests outstanding	141,632	128,791

The following table sets forth the NAV per Fund Interest as of December 31, 2020:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$1,436,680	$1,324,422	$79,789	$28,808	$3,661
Fund Interests outstanding	141,632	130,565	7,866	2,840	361
NAV Per Fund Interest	$10.1437	$10.1437	$10.1437	$10.1437	$10.1437

The fair value of our assets and certain liabilities are calculated for purposes of determining our NAV per share using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.

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

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2020, we estimated approximately $46.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Other liabilities as of December 31, 2020 include a $17.1 million liability to reimburse the Advisor for outstanding organization and offering expenses that the Advisor paid on behalf of the Company prior to December 31, 2020. Our board of directors determined to accelerate this reimbursement in December 2020, and we have since repaid the entire outstanding balance. Accordingly, we recognized the entire outstanding liability and expense in December for purposes of determining our December NAV. We reimbursed the Advisor in full in January 2021.

Investment in unconsolidated joint venture partnerships as of December 31, 2020 includes a minority interest discount on the real property valuation component of the unconsolidated joint venture valuations to account for the restricted salability or transferability of those real properties given our minority ownership interests in the BTC Partnerships. We estimate the fair value of our minority ownership interests in the BTC Partnerships as of December 31, 2020 would have been $48.3 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $48.3 million, or $0.34 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2020.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to suspend or terminate our share redemption program at any time. Our NAV generally does not consider exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real property as of December 31, 2020, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $1.45 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.38 billion, representing an increase of approximately $75.2 million, or 5.5%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.3%
Discount rate / internal rate of return	6.4%
Average holding period (years)	10.0

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

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2020 was $13.4 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would be lower by approximately $13.4 million, or $0.09 per share, as of December 31, 2020. As of December 31, 2020, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our share returns assuming we continue to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Performance

Our NAV increased from $10.0763 per share as of December 31, 2019 to $10.1437 per share as of December 31, 2020. The increase in NAV was primarily driven by the performance of our real estate portfolio, including the acquisition of 15 operating properties acquired during the year ended December 31, 2020, for an aggregate purchase price of over $405.3 million, exclusive of due diligence expenses and other closing costs, as well as the acquisition of minority ownership interests in two joint venture partnerships for an aggregate purchase price of $301.0 million, partially offset by the repayment of organization and offering costs that were previously funded on behalf of the Company by the Advisor.

As noted above, effective February 29, 2020, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our returns assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the February 29, 2020 NAV:

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of December 31, 2020)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(2.93)%	0.49%	0.49%	3.49%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.32)%	(0.25)%	(0.25)%	3.25%
Difference	0.39%	0.74%	0.74%	0.24%

Class T Share Total Return (without Sales Charge) (3)	1.64%	5.22%	5.22%	5.01%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.23%	4.45%	4.45%	4.76%
Difference	0.41%	0.77%	0.77%	0.25%

Class W Share Total Return (3)	1.76%	5.73%	5.73%	5.63%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.35%	4.96%	4.96%	5.31%
Difference	0.41%	0.77%	0.77%	0.32%

Class I Share Total Return (3)	1.89%	6.25%	6.25%	6.04%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.48%	5.47%	5.47%	5.79%
Difference	0.41%	0.78%	0.78%	0.25%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

During 2020, the global pandemic and resulting shut down of large parts of the U.S. economy created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. For the year ended December 31, 2020, we raised over $968.6 million in equity capital. We believe that the increased pace at which we raised capital in early 2020, particularly in the first quarter, was primarily due to an influx of capital from Industrial Property Trust (“IPT”) shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. However, we continued to see steady capital inflows from new investors who invested $440.4 million of new capital into the Company during the remainder of 2020. We ended the year with $2.1 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in joint venture partnerships and $232.4 million in cash and cash equivalents, as well as 28.3% leverage, which is calculated as our total borrowings outstanding divided by the fair value of our real properties plus our net investment in unconsolidated joint venture partnerships plus cash and cash equivalents. See “Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised during 2020 and our expectations regarding the pace of capital raising in the near term. As of December 31, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 132 industrial buildings totaling approximately 30.3 million square feet located in 23 markets throughout the U.S., with 205 customers, and was 84.9% occupied (87.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.7 years. During the year ended December 31, 2020, we leased approximately 3.2 million square feet, which included 2.2 million square feet of new and future leases and 1.0 million square feet of renewals, through 38 separate transactions with an average annual base rent of $6.82 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our asset management teams are working directly with our customers to manage through these turbulent times. Many of our customers’ businesses have been disrupted and some of our more impacted customers are experiencing lost revenue. Our teams are working with these customers to ensure they take advantage of any available insurance and government stimulus programs, which may help them pay rent whether in full or in part. Where appropriate, we have restructured leases and may restructure additional leases to provide temporary rent relief needed by certain customers while positioning ourselves to recapture abated rent over time. Within our total portfolio, without adjusting for the effects of forbearance agreements, we received 98.7% of our rent originally payable for the year ended December 31, 2020, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to such forbearance agreements with approximately 1.2% of our customers (based on annual gross rent). Within our total portfolio, we received 98.4% of our contractual rent for January and February as of March 1, 2021. Rent relief requests decreased in the third and fourth quarters of 2020 and did not have a material impact on our results of operations for the year ended December 31, 2020. We can provide no assurances that we will be able to continue to collect rent at the same level that we did prior to the pandemic. Furthermore, we can provide no assurances that we will be able to recover unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a significant risk, we believe our NAV as of December 31, 2020 currently reflects this uncertainty. During the third quarter of 2020, we experienced a reduction of deployment due to increased demand for industrial properties, as well as the effects of COVID-19. Deployment increased in the fourth quarter of 2020 with the acquisition of eight buildings in four markets. Going forward, the market disruption may continue to slow our pace of deployment further as sellers may be less willing to transact. Slower deployment of capital into income producing real estate further reduces near-term cash flow generated to cover our distributions to our stockholders and may cause us to reduce our NAV in future periods in the absence of asset appreciation or expense support from the Advisor. However, we believe our strong balance sheet and ability as an operator will allow us to be a patient buyer of assets in order to maximize long-term total return.

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

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price. This deduction is referred to as an Early Redemption Deduction. However, our board of directors has determined to waive the 5.0% early redemption deduction for shares redeemed from February of 2021 through at least the end of September of 2021, even if the shares have been outstanding for less than one year. The Early Redemption Deduction may also be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. To have shares redeemed, a stockholder’s redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

Provided that the share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month. Also, provided that the share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (1) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (2) proceeds from sales of new shares in this offering (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our public offerings and/or sales of our assets.

Should redemption requests, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Company as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of the company as a whole, then we may choose to redeem fewer shares than have been requested to be redeemed, or none at all. In the event that we determine to redeem some but not all of the shares submitted for redemption during any month for any of the foregoing reasons, shares submitted for redemption during such month will be redeemed on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next month or quarter, or upon the recommencement of the share redemption program, as applicable. If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

The preceding summary does not purport to be a complete summary of our share redemption program and is qualified in its entirety by reference to the share redemption program, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details regarding our redemption history.

The table below summarizes the redemption activity for the three months ended December 31, 2020:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
October 31, 2020	53,646	$9.81	53,646	—
November 30, 2020	64,270	10.02	64,270	—
December 31, 2020	48,583	9.92	48,583	—
Total	166,499	$9.92	166,499	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

Distributions

Each year, we make distributions, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

We intend to accrue and continue to make distributions on a regular basis. Distributions are paid on a monthly basis and are calculated as of monthly record dates. Distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in our public offerings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2020, approximately 1.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.6% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically 20.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, 28.6% were funded with proceeds from financing activities, and 49.8% were funded with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 10 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

As of March 1, 2021, we had 138.8 million shares of our Class T common stock, 9.0 million shares of our Class W common stock and 4.0 million shares of our Class I common stock outstanding, held by a total of 26,171 stockholders, 1,581 stockholders and 795 stockholders, respectively, including shares held by our affiliates.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

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

On February 18, 2016, the SEC declared our registration statement for our initial public offering of up to $2.0 billion of shares of its common stock effective. On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of our registration statement for our follow-on public offering of up to $2.0 billion of shares of our common stock, and our follow-on public offering commenced the same day. Under our follow-on public offering, we are offering up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan. Our follow-on public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal securities laws. We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws.

Pursuant to our public offerings, we offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value” for further detail.

Additionally, we intend to initiate the DST Program. These private placement offerings will be exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Similar to our prior private placement offerings, we expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions.

As of December 31, 2020, we had raised gross proceeds of approximately $1.5 billion from the sale of 141.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offerings.

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

As of December 31, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 132 industrial buildings totaling approximately 30.3 million square feet located in 23 markets throughout the U.S., with 205 customers, and was 84.9% occupied (87.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2020 acquisition activity. As of December 31, 2020, our total real estate portfolio included:

●	121 industrial buildings totaling approximately 28.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91.0% occupied (94.2% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.7 years; and
●	11 industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Of our total portfolio, we owned and managed 67 buildings totaling approximately 17.5 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 5 to the Consolidated Financial Statements”). In addition, as of December 31, 2020, through our minority joint venture partnerships, we owned and managed 16 buildings either under construction or in the pre-construction phase totaling approximately 5.1 million square feet.

Through December 31, 2020, we had directly acquired 65 buildings comprised of approximately 12.8 million square feet for an aggregate total purchase price of approximately $1.4 billion, as well as the minority ownership interests in the two joint venture partnerships, as described above. Also, through our minority ownership interests in our joint venture partnerships, we completed the development of three industrial buildings comprising an aggregate of 1.0 million square feet and total costs to complete the development of approximately $91.7 million during the period from July 16, 2020 through December 31, 2020. We funded these acquisitions and development activity primarily with proceeds from our public offerings, institutional equity, and debt financings.

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

Our primary investment objectives include the following:

●	preserving and protecting our stockholders’ capital contributions;
●	providing current income to our stockholders in the form of regular distributions; and
●	realizing capital appreciation upon the potential sale of our assets or other liquidity events.

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

Real Estate Outlook

Following years of growth, the U.S. economy entered a recession in 2020 due to the COVID-19 pandemic, resulting in significant economic disruption, forced business closures, and stay-at home measures across the country. Despite this backdrop, the U.S. industrial real estate sector continued its strong performance and remains healthy as we look forward to 2021. With continued vaccine success, we expect moderate economic growth in the U.S. next year as a recovery takes hold, leading to employment growth and business expansion. E-commerce growth and evolving supply chain dynamics are expected to continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.

The U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates, and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2021 to be higher than the rates on expiring leases.

Technological advancements, shifting consumer preferences, and the resultant supply chain innovations have supported continued growth of e-commerce, and has only accelerated as a result of COVID-19. The dollar volume of retail goods purchased online continues to grow significantly, average 16.1% annual increases over the past 10 years, reaching $787.9 billion over the past year, and comprises an increasing proportion of total retail sales. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly functional warehouse space near major cities is expected to increase.

Heightened policy uncertainty with a new administration will likely weigh on global economies and capital flows throughout the coming year. However, capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.

RESULTS OF OPERATIONS

Summary of 2020 Activities

During 2020, we completed the following activities:

●	Our NAV was $10.1437 per share as of December 31, 2020 as compared to $10.0763 per share as of December 31, 2019.
●	We raised $968.6 million of gross equity capital from our public offering.
●	We acquired 20 industrial buildings comprised of 4.3 million square feet for an aggregate purchase price of approximately $475.3 million, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We closed a transaction to acquire interests in two joint venture partnerships, the BTC I Partnership and the BTC II Partnership, with third party investors for a purchase price of $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs.
●	During 2020, the BTC I Partnership met certain return thresholds, resulting in a promote distribution to partners. We elected to receive our portion of the promote distribution as an increase of our interest in the BTC I Partnership from 20.0% to 26.8%, in lieu of cash.
●	For the period from July 16, 2020 through December 31, 2020, we, through our ownership interest in the BTC I Partnership, completed the development of one industrial building comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $30.9 million.
●	For the period from July 16, 2020 through December 31, 2020, we, through our ownership interest in the BTC II Partnership, completed the development of two industrial buildings comprising 0.7 million square feet for aggregate total costs to complete the development of approximately $60.8 million.

●	As of December 31, 2020, our joint venture partnerships had an additional nine buildings under construction totaling approximately 2.7 million square feet and seven buildings in the pre-construction phase for an additional 2.4 million square feet.
●	We entered into a secured fixed-rate mortgage note in the amount of $118.5 million with an interest rate of 2.90% and a term of seven years.
●	We entered into interest rate swaps with an aggregate notional amount of $150.0 million during the first quarter of 2020 to hedge LIBOR on our term loan, including one that became effective during the second quarter. These interest rate swaps, in combination with those already in place, effectively fix LIBOR at a weighted-average of 1.14% and result in an all-in interest rate on our term loan ranging from 1.84% to 2.60% depending on our consolidated leverage ratio.
●	We leased approximately 3.2 million square feet, which included 2.2 million square feet of new and future leases and 1.0 million square feet of renewals through 38 separate transactions with an average annual base rent of $6.82 per square foot.

We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the years ended December 31, 2020, 2019 and 2018 are not directly comparable, nor are our results of operations for the year ended December 31, 2020 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of December 31,
(square feet in thousands)	2020	2019
Portfolio data:
Consolidated buildings (1)	65	45
Unconsolidated buildings (1)	67	—
Total buildings	132	45
Rentable square feet of consolidated buildings (1)	12,810	8,486
Rentable square feet of unconsolidated buildings (1)	17,531	—
Total rentable square feet	30,341	8,486
Total number of customers (2)	205	103
Percent occupied of operating portfolio (2)(3)	91.0%	98.7%
Percent occupied of total portfolio (2)(3)	84.9%	98.7%
Percent leased of operating portfolio (2)(3)	94.2%	100.0%
Percent leased of total portfolio (2)(3)	87.8%	100.0%

(1)	Represents acquired or completed buildings.
(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 5 to the Consolidated Financial Statements” for more details on our joint venture partnerships.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table summarizes the changes in our results of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interests in the joint venture partnerships using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of unconsolidated joint venture partnership on the consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 13 buildings totaling approximately 2.7 million square feet owned as of January 1, 2019, which represented 21.4% of total consolidated rentable square feet, 27.5% of total revenues, and 28.1% of net operating income (loss) for the year ended December 31, 2020.

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	Change	% Change
Rental revenues:
Same store operating properties	$21,847	$21,334	$513	2.4%
Other properties	57,549	19,043	38,506	NM
Total rental revenues	79,396	40,377	39,019	96.6%
Rental expenses:
Same store operating properties	(5,035)	(4,840)	(195)	(4.0)%
Other properties	(14,515)	(4,939)	(9,576)	NM
Total rental expenses	(19,550)	(9,779)	(9,771)	(99.9)%
Net operating income:
Same store operating properties	16,812	16,494	318	1.9%
Other properties	43,034	14,104	28,930	NM
Total net operating income	59,846	30,598	29,248	95.6%
Other income and expenses:
Real estate-related depreciation and amortization	(46,483)	(22,236)	(24,247)	NM
General and administrative expenses	(3,970)	(2,485)	(1,485)	(59.8)%
Advisory fees, related party	(19,293)	(7,498)	(11,795)	NM
Acquisition costs and reimbursements	(3,166)	(3,068)	(98)	(3.2)%
Other expense reimbursements, related party	(3,003)	(1,963)	(1,040)	(53.0)%
Equity in loss from unconsolidated joint venture partnerships	(1,790)	—	(1,790)	—%
Interest expense and other	(12,316)	(8,290)	(4,026)	(48.6)%
Total expense support from (reimbursement to) the Advisor, net	—	(7,468)	7,468	100.0%
Total other income and expenses	(90,021)	(53,008)	(37,013)	(69.8)%
Net loss	(30,175)	(22,410)	(7,765)	(34.6)%
Net loss attributable to redeemable noncontrolling interest	83	42	41	97.6%
Net loss attributable to noncontrolling interests	(5)	—	(5)	—%
Net loss attributable to common stockholders	$(30,097)	$(22,368)	$(7,729)	(34.6)%
Weighted-average shares outstanding	113,145	37,382	75,763
Net loss per common share - basic and diluted	$(0.27)	$(0.60)	$0.33

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $39.0 million, or 96.6%, for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2020, non-same store rental revenues reflect the addition of 52 buildings we have acquired since January 1, 2019. Same store rental revenues for the year ended December 31, 2020 increased by $0.5 million, or 2.4%, as compared to the same period in 2019, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $9.8 million, or 99.9%, for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to an increase in non-same store expenses, which was attributable to the significant growth in our portfolio since January 1, 2019. Same store rental expenses for the year ended December 31, 2020 increased by $0.2 million, or 4.0%, as compared to the same period in 2019, primarily due to an increase in property taxes due to reassessments for certain of our assets, partially offset by a decrease in repairs and maintenance, including lower snow removal, landscaping, and other maintenance costs.

Other Expenses. Other expenses, in aggregate, increased by approximately $37.0 million for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense, advisory fees and general and administrative expenses totaling an aggregate amount of $37.5 million for the year ended December 31, 2020, as a result of the growth in our portfolio, as compared to the same period in 2019; and
●	an increase in interest expense of $4.0 million for the year ended December 31, 2020, primarily related to: (i) an increase in the interest expense from the two mortgage notes assumed in connection with the acquisition of the Dallas Infill Industrial Portfolio in June 2019 of $0.9 million, as compared to the same period in 2019, (ii) the interest expense from the mortgage note entered into in October 2020 of $0.7 million, and (iii) an increase in the interest expense of $2.1 million from borrowings under the term loan due to an increase in average net borrowings of $235.9 million, as compared to the same period in 2019; partially offset by a decrease in interest from borrowings under the line of credit due to a decrease in average net borrowings of $53.9 million for the year ended December 31, 2020, as compared to the same period in 2019.

Partially offset by:

●	a net increase in expense support from (reimbursement to) the Advisor of $7.5 million for the year ended December 31, 2020, due to (i) the expense support received from the Advisor of $13.5 million for the year ended December 31, 2020, as compared to the $6.0 million of expense support received from the Advisor for the year ended December 31, 2019 and (ii) the reimbursements to the Advisor of $13.5 million for the year ended December 31, 2020, as compared to the $13.6 million of reimbursements to the Advisor for the year ended December 31, 2019, of previously deferred fees and other expenses that were previously supported, pursuant to the expense support agreement between us and the Advisor.

Results for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2019 and December 31, 2018.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Due to the operating expenses we incurred for the four fiscal quarters ended December 31, 2020, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to a significant spike in capital raised from our public offering in the first quarter of 2020, which we are still working to deploy as we continue to build our initial real estate portfolio, and an increase in the performance component of the advisory fee as a result of our receipt of the BTC I promote in December 2020, the majority of our independent directors determined that the excess expenses were justified. For these purposes, operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2020 and 2019.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

We believe that FFO and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor and/or reimbursed to the Advisor pursuant to the expense support agreement are included in determining our net income (loss), which is used to determine FFO and MFFO. If we had not received support from the Advisor and/or reimbursed the Advisor pursuant to the expense support agreement, our FFO and MFFO would have been lower or higher. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

MFFO. As defined by the Institute for Portfolio Alternatives (“IPA”), MFFO is a non-GAAP supplemental financial performance measure used to evaluate our operating performance. Similar to FFO, MFFO excludes items such as real estate-related depreciation and amortization. MFFO excludes acquisition-related costs, straight-line rent and amortization of above- and below-market leases. In addition, there are certain other MFFO adjustments as defined by the IPA that are not applicable to us and are not included in our presentation of MFFO.

We are in the acquisition phase of our life cycle. Management does not include historical acquisition-related costs in its evaluation of future operating performance, as such costs are not expected to be incurred once our acquisition phase is complete. We use FFO and MFFO to, among other things: (i) evaluate and compare the potential performance of the portfolio after the acquisition phase is complete, and (ii) evaluate potential performance to determine liquidity event strategies. Although some REITs may present similar measures differently from us, we believe FFO and MFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. We believe that these performance metrics will assist investors in evaluating the potential performance of the portfolio after the completion of the acquisition phase. However, these supplemental, non-GAAP measures are not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO and MFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO and MFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and MFFO:

				For the Period
				From Inception
	For the Year Ended December 31,			(August 12, 2014) to
(in thousands, except per share data)	2020	2019	2018	December 31, 2020
GAAP net loss attributable to common stockholders	$(30,097)	$(22,368)	$(4,223)	$(56,660)
GAAP net loss per common share	(0.27)	$(0.60)	$(0.46)	$(2.16)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(30,097)	$(22,368)	$(4,223)	$(56,660)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	46,483	22,236	3,541	72,260
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	5,048	—	—	5,048
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization and our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(141)	(42)	—	(183)
NAREIT FFO attributable to common stockholders	$21,293	$(174)	$(682)	$20,465
NAREIT FFO per common share	$0.19	$(0.00)	$(0.07)	$0.78
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$21,293	$(174)	$(682)	$20,465
Add (deduct) MFFO adjustments:
Acquisition costs and reimbursements	3,166	3,068	4,900	11,134
Redeemable noncontrolling interest's share of acquisition costs and reimbursements	(9)	(6)		(14)
Straight-line rent and amortization of above/below-market leases	(7,744)	(4,420)	(1,673)	(13,838)
Our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	(368)	—	—	(368)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases and our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	22	8	—	31
MFFO attributable to common stockholders	$16,360	$(1,524)	$2,545	$17,410
MFFO per common share	$0.14	$(0.04)	$0.28	$0.66
Weighted-average shares outstanding	113,145	37,382	9,107	26,205

We believe that: (i) our NAREIT FFO of $21.3 million, or $0.19 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $61.6 million or $0.55 per share, for the year ended December 31, 2020; and (ii) our NAREIT FFO of $20.5 million, or $0.78 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $87.1 million, or $2.30 per share, for the period from inception (August 12, 2014) to December 31, 2020, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

During 2020, the global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. However, since December 31, 2019 and through December 31, 2020, we have raised over $968.6 million in equity capital. We believe that the increased pace at which we raised capital in early 2020, particularly in the first quarter, was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the completion of IPT’s asset sale in January 2020. However, we continued to see steady capital inflows from new investors who invested $440.4 million of new capital into the Company during the remainder of 2020. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2020 and our expectations regarding the pace of capital raising in the near term. We ended the year with $2.1 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in joint venture partnerships and $232.4 million in cash and cash equivalents, as well as 28.3% leverage, which is calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships and cash and cash equivalents. As of December 31, 2020, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 132 industrial buildings totaling approximately 30.3 million square feet, with a diverse roster of 205 customers, large and small, spanning a multitude of industries and sectors across 23 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our total portfolio was 84.9% occupied (87.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.7 years. Within our total portfolio, after adjusting for customers with forbearance agreements in place, we received or agreed to defer 99.9% of our rent originally payable for the year ended December 31, 2020, compared to average annual collections of over 99% prior to the pandemic. We have executed or agreed to such forbearance agreements with approximately 1.2% of our customers (based on annual gross rent). Within our total portfolio, without adjusting for the effects of forbearance agreements, we received 98.7% of our contractual rent for the year ended December 31, 2020, and 98.4% of our contractual rent for January and February as of March 1, 2021.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, other investments, and our 10% cash allocation mentioned above, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen a slow down in transaction volume, which has adversely impacted our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Total cash provided by (used in):
Operating activities	$15,576	$6,453	$3,154
Investing activities	(808,430)	(536,903)	(299,953)
Financing activities	974,575	562,607	304,774
Net increase in cash, cash equivalents and restricted cash	$181,721	$32,157	$7,975

2020 Cash Flows Compared to 2019 Cash Flows

Cash provided by operating activities during the year ended December 31, 2020 increased by approximately $9.1 million as compared to the same period in 2019, primarily as a result of growth in our property operations. Cash used in investing activities during the year ended December 31, 2020 increased by approximately $271.5 million as compared to the same period in 2019, primarily due to our acquisition of and investment in minority ownership interests in two joint venture partnerships for proceeds of $325.9 million, and an increase in capital expenditures of $5.6 million, partially offset by a decrease in acquisition volume of directly owned properties, as compared to the same period in 2019, of $60.0 million. Cash provided by financing activities during the year ended December 31, 2020 increased by approximately $412.0 million as compared to the same period in 2019, primarily due to an increase in net proceeds raised through our public offerings of $600.1 million, driven in part by the influx of capital following the completion of IPT’s asset sale in January 2020, as well as proceeds from our new mortgage note of $118.5 million, partially offset by a decrease of $291.6 million in our net borrowing activity on our term loan and line of credit.

2019 Cash Flows Compared to 2018 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 5, 2020, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2019 and December 31, 2018.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. As of December 31, 2020, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had no amounts outstanding under our line of credit, and $415.0 million outstanding under our term loan with an effective interest rate of 2.23%, which includes the effect of the interest rate swap agreements. The unused portion under our line of credit was $314.9 million and we had $308.0 million available as of December 31, 2020. Our $315.0 million line of credit matures in November 2023, and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payment could change. In addition, uncertainty about the extent and manner of future changes may result in interest rate and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2020, our term loan is our only consolidated indebtedness with maturity beyond 2023 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of December 31, 2020, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of December 31, 2020, we had property-level borrowings of approximately $167.8 million of principal outstanding with a weighted-average remaining term of 6.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.14%. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2020.

Offering Proceeds. As of December 31, 2020, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $1.49 billion ($1.40 billion net of direct selling costs). These proceeds include $528.2 million from the sale of 50.6 million shares of our common stock for the three months ended March 31, 2020. We believe that the increased pace at which we raised capital in early 2020 was primarily due to an influx of capital from IPT shareholders who determined to invest in our common shares following the receipt of a special distribution from IPT related to the completion of IPT’s asset sale in January 2020. Due to the unique nature of these circumstances, this increased pace was not sustained throughout 2020. We continued to steadily raise capital through December 31, 2020, with $440.4 million of new capital inflows during the remainder of 2020. In addition, due to the economic disruption created by the COVID-19 pandemic, we expect the pace of capital raising to be slower in the near term and to return to a pace more consistent with or slower than the pace we experienced during 2019.

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2020, approximately 1.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.6% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 20.2% of our total gross distributions were paid from cash provided by expense support from the Advisor, 28.6% were funded with proceeds from financing activities, and 49.8% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, cash resulting from a waiver or deferral of fees otherwise payable to the Advisor or its affiliates (including cash received pursuant to the Expense Support Agreement as described in “Note 10 to the Consolidated Financial Statements”), interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the first quarter of 2021, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2021, or January 29, 2021, February 26, 2021 and March 31, 2021 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the first quarter of 2021 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 10 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2020
December 31,	$—	—%	$—	—%	$9,389	50.2%	$9,315	49.8%	$18,704	$(3,438)
September 30,	—	—	344	2.0	8,209	48.3	8,451	49.7	17,004	344
June 30,	7,904	50.3	—	—	—	—	7,812	49.7	15,716	16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	20.2%	$891	1.4%	$17,598	28.6%	$30,655	49.8%	$61,582	$15,576
2019
December 31,	$947	14.8%	$—	—%	$2,216	34.6%	$3,242	50.6%	$6,405	$(2,147)
September 30,	1,776	31.2	1,057	18.5	—	—	2,866	50.3	5,699	4,019
June 30,	2,120	45.2	256	5.5	—	—	2,319	49.4	4,695	957
March 31,	1,295	36.6	503	14.2	—	—	1,744	49.2	3,542	3,624
Total	$6,138	30.2%	$1,816	8.9%	$2,216	10.9%	$10,171	50.0%	$20,341	$6,453

(1)	For the years ended December 31, 2020 and 2019, the Advisor provided expense support of $13.5 million and $6.1 million, respectively. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. We reimbursed the Advisor $13.5 million and $13.6 million during the years ended December 31, 2020 and 2019, respectively. See “Note 10 to the Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor during the year.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the year ended December 31, 2020, our cash flows provided by operating activities on a GAAP basis were $15.6 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $61.6 million. For the year ended December 31, 2019, our cash flows provided by operating activities on a GAAP basis were $6.5 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $20.3 million.

Refer to “Note 8 to the Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the year ended December 31, 2020, we received eligible redemption requests for approximately 0.5 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $4.9 million, or an average price of $9.87 per share. For the year ended December 31, 2019, we received eligible redemption requests for approximately 0.2 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.3 million, or an average price of $9.81 per share. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of March 1, 2021, we had raised gross proceeds of $1.6 billion from the sale of 152.8 million shares of our common stock in our public offerings, including $50.0 million from the sale of 5.0 million shares of our common stock through our distribution reinvestment plan. Although we continued to steadily raise capital throughout 2020, we have noted a slight slowdown in capital raising, which we attribute primarily to the COVID-19 pandemic. In the future, we expect sales of our common shares to return to a pace more consistent with the pace we experienced during 2019. As of March 1, 2021, approximately $866.9 million in shares of our common stock remained available for sale pursuant to our follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $458.3 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Completed Acquisitions

On January 8, 2021, we acquired one industrial building located in the D.C. / Baltimore market. The total purchase price was approximately $19.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs, and other closing costs.

Acquisitions Under Contract

We have entered into contracts to acquire properties with an aggregate contract purchase price of approximately $83.6 million, comprised of two industrial buildings and one land parcel. There can be no assurance that we will complete the acquisition of the properties under contract.

DST Program

We, through the Operating Partnership, intend to initiate a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership.

Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (the “DST Properties”). We anticipate that these interests may serve as replacement properties for investors seeking to complete like kind exchange transactions under Section 1031 of the Code. Additionally, underlying interests of properties that are sold to investors pursuant to such private placements will be leased back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years. The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units.

We expect that the DST Program will give us the opportunity to expand and diversify our capital raising and asset acquisition strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like kind exchange transactions under Section 1031 of the Code. We expect to use the net proceeds of these private placements to make investments in accordance with our investment strategy and policies, to provide liquidity to our investors and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate). The specific amounts of the net proceeds that are used for such purposes, and the priority of such uses, will depend on the amount and timing of receipts of such proceeds and what we deem to be the best use of such proceeds at such time.

In connection with the DST Program, Black Creek Industrial Exchange LLC (“BCIX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, will enter into a dealer manager agreement with our Dealer Manager. Pursuant to the dealer manager agreement, the Dealer Manager agreed to conduct the private placements of up to $500 million of interests. BC Exchange Industrial Manager LLC (the “DST Manager”), a wholly-owned subsidiary of our Operating Partnership, will act, directly or through a wholly owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Industrial Advisor LLC (the “DST Advisor”), an affiliate of the Advisor.

Further, in connection with the DST Program, our affiliate, BCIX will maintain a loan program and may, upon request, provide loans (the “DST Investor Loans” and, each individually, a “DST Investor Loan”) to certain purchasers of the interests in the Delaware Statutory Trusts (the “DST Interests”) to finance a portion of the purchase price payable upon their acquisition of such interests (the “Purchase Price”). The DST Investor Loans will be made by a newly formed entity (the “BCIX Lender”), which will be affiliated with us, the Operating Partnership and the DST Manager.

BTC I Partnership Agreement

Incentive Distributions Pursuant to BTC I Partnership Agreement

As disclosed in the Current Report on Form 8-K filed by us on July 21, 2020 (the “Prior 8-K”), we, indirectly through certain of our subsidiaries, own a minority ownership interest in the BTC I Partnership. Specifically, our subsidiaries, IPT BTC I GP LLC (the “BTC I GP”) and IPT BTC I LP LLC (the “BTC I LP”), own a general partner interest and a minority limited partner interest, respectively, in the BTC I Partnership.

The Fourth Amended and Restated Agreement of Limited Partnership of the BTC I Partnership, dated as of December 31, 2016, and amended as of July 15, 2020, by and among the BTC I GP, the BTC I LP, Industrial Property Advisors Sub I LLC (the “BTC I SLP”), an affiliate of our Advisor, and QR Master Holdings USA II LP (the “BTC I Partnership Agreement”), contains procedures for making distributions to the parties, including incentive distributions to the BTC I GP and the BTC I SLP, which are subject to the achievement of certain return thresholds. The BTC I GP and the BTC I SLP agreed to split such incentive distributions such that BTC I SLP will receive 60% of the incentive distributions attributable to interests in BTC I which are not owned by the BTC I GP or the BTC I LP. The incentive distributions became due and payable in the fourth quarter of 2020. Our subsidiary, the BTC I GP, elected to receive its share of the incentive distribution as an increase of our interest in BTC I in lieu of a cash payment. The new percentage ownership interest of the BTC I GP in BTC I is described below under “—Amendment to the BTC I Partnership Agreement”. The BTC I SLP requested that a portion of its incentive distribution be issued as an increase of its interest in BTC I in lieu of a full redemption of its interest and a cash payment, and the parties to the BTC I Partnership Agreement amended the BTC I Partnership Agreement to accommodate this request, as described below.

Amendment to BTC I Partnership Agreement

The parties to the BTC I Partnership Agreement entered into a second amendment to the agreement on January 12, 2021 (the “Amendment”). Pursuant to the Amendment, effective as of December 22, 2020 (the “Effective Date”), a portion of the BTC I SLP’s incentive distribution in the amount of $16 million was issued as an increase of the BTC I SLP’s interest in the BTC I Partnership. As of the Effective Date, the BTC I GP owned an 8.9% interest, the BTC I LP owned a 17.9% interest, the BTC I SLP owned a 1.2% interest and the third party partner, QR Master Holdings USA II LP (the “QR Limited Partner”), owned a 72.0% interest in BTC I. The QR Limited Partner was previously assigned 100% of the interest held by the BCIMC Limited Partner, as defined in the Prior 8-K.

The Amendment also provides that the BTC I SLP will participate pro rata (based on its percentage interest) in any distributions of available cash and liquidating distributions. In addition, the BTC I SLP will be treated in the same manner as the BTC I LP for purposes of the rights of first offer, tag along rights, buy-sell and forced sale provisions of the BTC I Partnership Agreement, which were described in the Prior 8-K.

Pursuant to the Amendment, the QR Limited Partner and the BTC I SLP each have the right, on 15 days’ prior written notice, to cause BTC I to redeem the BTC I SLP’s interest. Until March 31, 2021, the redemption price will be $16 million. Thereafter, the redemption price will be the fair market value of the interest, determined based on the latest appraised value of BTC I’s assets plus any capital contributions funded with respect to such assets since the appraised value was finalized, in each case adjusted to reflect any applicable distributions in connection with any capital transactions.

As also disclosed in the Prior 8-K, we entered in to an agreement (the “BTC I Services Agreement”) between the BTC I GP, the BTC I SLP, and the Advisor, pursuant to which the BTC I GP appointed the BTC I SLP to provide acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC I Advisory Services”) and assigned to the BTC I SLP the fees payable pursuant to the BTC I Partnership Agreement for providing the BTC I Advisory Services. In connection with the transactions described above, the BTC I SLP assigned its interest in the BTC I Services Agreement to Industrial Property Advisors Sub II LLC (the “BTC I Service Provider”), including, without limitation, the BTC I SLP’s obligations to provide services and right to receive fees under the agreement, with such assignment effective as of the Effective Date. The BTC I Service Provider is owned by an affiliate of the Advisor.

Dealer Manager Agreement

On February 16, 2021, we entered into the Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”) with the Advisor and the Dealer Manager. The A&R Dealer Manager Agreement amends and restates the dealer manager agreement, dated as of September 5, 2019, by and among us, the Advisor and the Dealer Manager, to reduce the rate at which the distribution fee payable on Class T shares will be paid from 1.0% of NAV per annum to 0.85% of NAV per annum. The terms of the A&R Dealer Manager Agreement are otherwise substantially the same as the terms of the prior dealer manager agreement.

Share Redemption Program

Our share redemption program provides that we may redeem, during any calendar month, shares whose aggregate value (based on the price at which the shares are redeemed) is 2% of our aggregate NAV as of the last calendar day of the previous quarter and, during any calendar quarter, shares whose aggregate value (based on the price at which the shares are redeemed) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. On February 16, 2021, our board of directors approved the amended and restated share redemption program (the “Share Redemption Program”). The Share Redemption Program amends and restates the prior share redemption program in a manner which enhances the potential capacity for redemptions. Specifically, the Share Redemption Program provides that (i) if share redemptions are less than 2% in the first months of a given quarter, any unused capacity will carry over to the second month, and any unused capacity for the first two months will carry over to the third month; provided that redemptions in any given quarter will not exceed 5% of our aggregate NAV as of the last day of the prior quarter; and (ii) the redemption limitations will be based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of share redemptions (capital outflows) over the proceeds from the sale of shares (capital inflows). Our board of directors may determine to change the measurement from net to gross redemptions with respect to a particular quarter in its discretion, but any such determination must be made with respect to the entire quarter. The Share Redemption Program has also been amended to eliminate the 2.5% early redemption deduction applicable to Class T Shares outstanding for at least one year but less than two years, such that the only early redemption deduction in place is a 5% early redemption deduction that will ordinarily apply to all shares that have been outstanding for less than one year. However, on February 16, 2021, our board of directors suspended the early redemption deduction on all redemptions effected from February 16, 2021 through at least September 30, 2021.

In addition, the Share Redemption Program includes new provisions regarding certain circumstances in which the early redemption deduction may be waived, as well as certain limitations that will be imposed on the Company’s ability to make new investments, increase the then-current distribution rate and pay the performance component of the advisory fee under the Advisory Agreement and the Partnership Agreement (defined below), in the event that the Company were ever to fail to satisfy 100% of properly submitted redemption requests for any consecutive 24-month period.

Amended and Restated Advisory Agreement

On February 16, 2021, the Company and the Operating Partnership entered into the Advisory Agreement with the Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2020) to, among other things, amend the calculation of the fixed component of the advisory fee. As amended, the fixed component of the advisory fee, which was previously a monthly fee in an amount equal to 1/12th of 0.80% of the aggregate cost of each real property asset within our portfolio, will be a monthly fee in an amount equal to 1/12th of 1.25% of (a) the applicable monthly NAV per Fund Interest times the weighted-average number of Fund Interests for such month and (b) the consideration received by the Company or its affiliates for selling interests in properties under the DST Program (defined below), net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests. “Fund Interests” are outstanding shares of our common stock and units of limited partnership interest in the Operating Partnership held by third parties. In addition, the Advisory Agreement revised the circumstances under which the fixed component of the advisory fee will be paid in connection with a disposition, eliminating the payment of the fee in connection with one-off dispositions that do not result in a special distribution to our stockholders. As amended, the Advisory Agreement provides that the fee will be paid in connection with a disposition, which includes (i) a sale of any substantial portion of our assets, whether effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership, (ii) any sale, merger, or other transaction resulting in a special distribution to our stockholders, including, without limitation, any transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company, or (iii) a listing or partial listing of our common stock on a national securities exchange. The fee to be paid in connection with a disposition will be equal to, as applicable, 1.0% of the total consideration paid and debt assumed and/or incurred in connection with a disposition described in clauses (i) and (ii) above or 1.0% of the gross market capitalization (reflective of total asset value) of the Company (or applicable portion thereof) upon the occurrence of a full or partial listing of our common stock on a national securities exchange. There is no disposition fee in connection with any dispositions that occur outside of a liquidity event transaction.

In addition, the Advisory Agreement also includes certain terms and provisions related to the facilitation of our planned launch of the DST Program, pursuant to which a subsidiary of the Operating Partnership intends to raise capital through the sale of beneficial interests in Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership.

Seventh Amended and Restated Limited Partnership Agreement

On February 16, 2021, in connection with the DST Program, we, on our own behalf as general partner and on behalf of the limited partners thereto, entered into the Seventh Amended and Restated Limited Partnership Agreement (the “Operating Partnership Agreement”). The

Operating Partnership Agreement amends the prior limited partnership agreement of the Operating Partnership in order to facilitate the issuance of units of limited partnership interest in exchange for beneficial interests in Delaware statutory trusts issued pursuant to the DST Program. The Operating Partnership Agreement also establishes three series of Class T units of limited partnership interest, Series 1 Class T Units, Series 2 Class T Units and Series 3 Class T Units, in order to align with the interests that will be offered pursuant to the DST Program.

CONTRACTUAL OBLIGATIONS

The following table summarizes future obligations, due by period, as of December 31, 2020, under our various contractual obligations and commitments:

	Less than			More than
(in thousands)	1 Year	1-3 Years	3-5 Years	5 Years	Total
Debt (1)	$14,667	$29,054	$462,029	$136,824	$642,574
Total	$14,667	$29,054	$462,029	$136,824	$642,574

(1)	Includes principal and interest on debt. See “Note 6 to the Consolidated Financial Statements” for more detail.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. We adopted this standard as of the reporting period beginning January 1, 2021. Our adoption of this standard did not have a material effect on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) to refine the scope of ASU 2020-04 and clarify the guidance as part of FASB’s ongoing monitoring of global reference rate reform activities. The ASU extends the guidance to provide optional expedients and exceptions for applying GAAP to derivative contracts if certain criteria are met. The amendments only apply to derivative contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to derivative contracts entered into after December 31, 2022. We adopted this standard immediately upon its issuance. The adoption did not have a material effect on our consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2020, our consolidated debt outstanding consisted of borrowings under our term loan and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2020, our consolidated fixed interest rate debt consisted of $350.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $167.8 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 88.8% of our total consolidated debt as of December 31, 2020. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2020, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $519.3 million and $517.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2020. Based on our debt as of December 31, 2020, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of December 31, 2020, our consolidated variable interest rate debt consisted of $65.0 million under our term loan, which represented 11.2% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2020, we were exposed to market risks related to fluctuations in interest rates on $65.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2020, would increase our annual interest expense by approximately $0.2 million.

Derivative Instruments. As of December 31, 2020, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. See “Note 6 to the Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Black Creek Industrial REIT IV Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Black Creek Industrial REIT IV Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Denver, Colorado

March 5, 2021

BLACK CREEK INDUSTRIAL REIT IV INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Net investment in real estate properties	$1,322,521	$878,721
Investment in unconsolidated joint venture partnerships	324,242	—
Cash and cash equivalents	232,369	51,178
Restricted cash	530	—
Straight-line and tenant receivables	10,396	4,590
Due from affiliates	3,308	153
Acquisition deposits	610	500
Other assets	3,452	3,631
Total assets	$1,897,428	$938,773
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$12,483	$5,258
Debt, net	579,171	460,211
Due to affiliates	28,275	30,538
Distributions payable	6,450	2,241
Distribution fees payable to affiliates	44,962	16,467
Other liabilities	29,624	16,855
Total liabilities	700,965	531,570
Commitments and contingencies (Note 14)
Redeemable noncontrolling interest	3,648	724
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 130,565 and 45,240 shares issued and outstanding, respectively	1,306	452
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 7,866 and 2,736 shares issued and outstanding, respectively	79	27
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 3,040 and 1,299 shares issued and outstanding, respectively	30	13
Additional paid-in capital	1,329,799	451,526
Accumulated deficit	(128,775)	(47,730)
Accumulated other comprehensive (loss) income	(9,750)	2,190
Total stockholders’ equity	1,192,689	406,478
Noncontrolling interests	126	1
Total equity	1,192,815	406,479
Total liabilities and equity	$1,897,428	$938,773

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenues:
Rental revenues	$79,396	$40,377	$6,520
Total revenues	79,396	40,377	6,520
Operating expenses:
Rental expenses	19,550	9,779	1,252
Real estate-related depreciation and amortization	46,483	22,236	3,541
General and administrative expenses	3,970	2,485	1,564
Advisory fees, related party	19,293	7,498	1,624
Acquisition costs and reimbursements	3,166	3,068	4,900
Other expense reimbursements, related party	3,003	1,963	1,195
Total operating expenses	95,465	47,029	14,076
Other (income) expenses:
Equity in loss from unconsolidated joint venture partnerships	1,790	—	—
Interest expense and other	12,316	8,290	2,250
Total expenses before expense support	109,571	55,319	16,326
Total (reimbursement to) expense support from the Advisor, net	—	(7,468)	5,583
Net expenses after reimbursement and expense support	(109,571)	(62,787)	(10,743)
Net loss	(30,175)	(22,410)	(4,223)
Net loss attributable to redeemable noncontrolling interest	83	42	—
Net income attributable to noncontrolling interests	(5)	—	—
Net loss attributable to common stockholders	$(30,097)	$(22,368)	$(4,223)
Weighted-average shares outstanding	113,145	37,382	9,107
Net loss per common share - basic and diluted	$(0.27)	$(0.60)	$(0.46)

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(30,175)	$(22,410)	$(4,223)
Change from cash flow hedging derivatives	(11,999)	2,190	—
Comprehensive loss	(42,174)	(20,220)	(4,223)
Comprehensive loss attributable to redeemable noncontrolling interests	142	4	—
Comprehensive loss attributable to common stockholders	$(42,032)	$(20,216)	$(4,223)

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
Balance as of December 31, 2017	1,238	$12	$10,859	$(266)	$—	$1	$10,606
Net loss	—	—	—	(4,223)	—	—	(4,223)
Issuance of common stock	19,090	191	199,879	—	—	—	200,070
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,072)	—	—	—	(22,072)
Trailing distribution fees	—	—	(7,938)	875	—	—	(7,063)
Redemptions of common stock	(63)	—	(603)	—	—	—	(603)
Distributions to stockholders	—	—	—	(4,942)	—	—	(4,942)
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss (excludes $42 attributable to redeemable noncontrolling interest)	—	—	—	(22,368)	—	—	(22,368)
Change from cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	—	2,190	—	2,190
Issuance of common stock	29,243	292	304,691	—	—	—	304,983
Share-based compensation	—	—	465	—	—	—	465
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(18,847)	—	—	—	(18,847)
Trailing distribution fees	—	—	(12,545)	3,535	—	—	(9,010)
Redemptions of common stock	(233)	(3)	(2,282)	—	—	—	(2,285)
Distributions to stockholders	—	—	—	(20,341)	—	—	(20,341)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(81)	—	—	—	(81)
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net loss (excludes $83 attributable to redeemable noncontrolling interest)	—	—	—	(30,097)	—	5	(30,092)
Change from cash flow hedging activities (excludes $59 attributable to redeemable noncontrolling interest)	—	—	—	—	(11,940)	—	(11,940)
Issuance of common stock	92,689	928	967,663	—	—	—	968,591
Share-based compensation	—	—	1,544	—	—	—	1,544
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(46,594)	—	—	—	(46,594)
Trailing distribution fees	—	—	(39,127)	10,634	—	—	(28,493)
Redemptions of common stock	(493)	(5)	(4,862)	—	—	—	(4,867)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders	—	—	—	(61,582)	—	(5)	(61,587)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(351)	—	—	—	(351)
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815

See accompanying Notes to Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Operating activities:
Net loss	$(30,175)	$(22,410)	$(4,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	46,483	22,236	3,541
Equity in loss from unconsolidated joint venture partnerships	1,790	—	—
Straight-line rent and amortization of above- and below-market leases	(7,744)	(4,420)	(1,673)
Other	2,553	1,416	557
Changes in operating assets and liabilities:
Tenant receivables and other assets	(140)	(825)	(133)
Accounts payable and accrued liabilities	1,177	4,417	1,175
Due from / to affiliates, net	1,632	6,039	3,910
Net cash provided by operating activities	15,576	6,453	3,154
Investing activities:
Real estate acquisitions	(473,000)	(533,027)	(298,478)
Acquisition deposits	(610)	(500)	(675)
Capital expenditures	(8,930)	(3,376)	(800)
Investment in unconsolidated joint venture partnerships	(325,890)	—	—
Net cash used investing activities	(808,430)	(536,903)	(299,953)
Financing activities:
Proceeds from mortgage note	118,500	—	—
Proceeds from line of credit	—	377,000	203,000
Repayments of line of credit	(107,000)	(389,000)	(84,000)
Proceeds from term loan	107,500	307,500	—
Repayments of notes to shareholders	—	(376)	—
Debt issuance costs paid	(1,050)	(4,458)	(814)
Proceeds from issuance of common stock	900,810	283,803	189,309
Offering costs paid in connection with issuance of common stock	(10,333)	—	—
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(19,084)	(6,263)	(1,404)
Distribution fees paid to affiliates	(9,901)	(3,314)	(714)
Redemptions of common stock	(4,867)	(2,285)	(603)
Net cash provided by financing activities	974,575	562,607	304,774
Net increase in cash, cash equivalents and restricted cash	181,721	32,157	7,975
Cash, cash equivalents and restricted cash, at beginning of period	51,178	19,021	11,046
Cash, cash equivalents and restricted cash, at end of period	$232,899	$51,178	$19,021

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

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2020, the Company owned and managed, either directly or through its minority ownership interests in joint venture partnerships, a real estate portfolio that included 132 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2020 acquisitions. During 2019, two debt instruments were assumed at fair value of $50.4 million. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.

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

Land, building, building and land improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of the Company’s real estate assets are capitalized as incurred. These costs include capitalized interest and development fees. Other than the transaction costs associated with the acquisition of a property described above, the Company does not capitalize any other costs, such as taxes, salaries or other general and administrative expenses. See “Capitalized Interest” below for additional detail. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

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

Investment in Unconsolidated Joint Venture Partnerships

The Company analyzes its investment in an unconsolidated joint venture under GAAP to determine if the joint venture is a variable interest entity (“VIE”) and whether the requisite substantial participating rights described in the GAAP are held by the partners not affiliated with the Company. If the joint venture is not a VIE and the partners not affiliated with the Company hold substantial participating rights, the Company accounts for its investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect the Company’s proportionate share of equity in the joint venture’s net income (loss), distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investment in unconsolidated joint venture partnerships on its consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in loss of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of the Company’s unconsolidated joint venture partnerships is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, the Company evaluates whether the loss is other than temporary. If the Company concludes it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to the Company’s investment in unconsolidated joint venture partnerships for the year ended December 31, 2020. See “Note 5” for additional information regarding the Company’s investment in unconsolidated joint venture partnerships.

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

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $2.9 million and $1.7 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company’s interest expense included approximately $1.2 million, $1.1 million and $0.6 million, respectively, of amortization of financing costs.

Capitalized Interest

The Company capitalizes interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the year ended December 31, 2020, approximately $0.6 million of interest was capitalized. No interest was capitalized for the years ended December 31, 2019 and 2018.

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

Noncontrolling Interests

Due to the Company’s control of the Operating Partnership through its sole general partner interest and its limited partner interest, the Company consolidates the Operating Partnership. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to this portion of noncontrolling interests on the consolidated statement of operations.

Noncontrolling interests also represent the portion of equity in an acquired subsidiary real estate investment trust (“Subsidiary REIT”), that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. See “Note 12” for additional information regarding the Subsidiary REIT.

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

Rental Revenue

When a lease is entered into, the Company first determines if the collectability from the tenant is probable. If the collectability is not probable the Company recognizes revenue when the payment has been received. If the collectability is determined to be probable the Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of the current novel coronavirus (COVID-19) pandemic on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of December 31, 2020, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the consolidated financial statements. The Company evaluates collectability from its tenants on an ongoing basis, if the assessment of collectability changes during the lease term, any difference between the revenue that was recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2020 and 2019, the Company has no allowance for doubtful accounts.

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

Organization and Offering Expenses

Organization costs are expensed as incurred and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 10” for additional information regarding organization and offering expenses.

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2020, 2019 and 2018.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions. As the Company’s revenues predominantly consist of rental payments, it is dependent on its customers for its source of revenues. Concentration of credit risk arises when its source of revenue is highly concentrated from certain of its customers. As of December 31, 2020, no customers represented more than 10.0% of total annualized base rent of its consolidated properties, nor more than 10.0% of the combined total aggregate annualized base rent of its consolidated and unconsolidated properties (assuming 100% ownership of its unconsolidated properties).

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that the Company could realize upon settlement.

The fair value hierarchy is as follows:

Level 1—Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

●	Quoted prices for similar assets/liabilities in active markets;
●	Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);
●	Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and
●	Inputs that are derived principally from or corroborated by other observable market data.

Level 3—Unobservable inputs that cannot be corroborated by observable market data.

Recently Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), which eliminates certain disclosure requirements for fair value measurements and requires new or modified disclosures. The Company applied this standard beginning in August 2019, upon entering into its interest rate swap agreements, which made this standard applicable to the Company for the first time. The amendments to ASU 2018-13 did not have a significant impact on the Company’s consolidated financial statements and related disclosures.

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

In April 2020, the FASB issued a Staff Question-and-Answer document to clarify whether lease concessions related to the effects of COVID-19 require the application of lease modification guidance under ASU 2016-02, “Leases (Subtopic 842)” (“ASU 2016-02”), which the Company adopted on January 1, 2019. The guidance did not have a material effect on the Company's consolidated financial statements. However, its future impact to the Company is dependent upon the extent of lease concessions granted to customers as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering such concessions. It is not possible at this time to accurately project the nature or extent of any such possible future concessions.

In October 2020, the FASB issued ASU 2020-10, “Codification Improvements” (“ASU 2020-10”), which updates various codification topics by clarifying or improving disclosure requirements to align with the SEC’s regulations. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this standard as of the reporting period beginning January 1, 2021. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”) to refine the scope of ASU 2020-04 and clarify the guidance as part of FASB’s ongoing monitoring of global reference rate reform activities. The ASU extends the guidance to provide optional expedients and exceptions for applying GAAP to derivative contracts if certain criteria are met. The amendments only apply to derivative contracts that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2021-01 is effective for annual and interim reporting periods beginning after March 12, 2020, with early adoption permitted, through December 31, 2022. The expedients and exceptions do not apply to derivative contracts entered into after December 31, 2022. The Company adopted this standard immediately upon its issuance. The adoption did not have a material effect on the Company’s consolidated financial statements.

3. REAL ESTATE ACQUISITIONS

During the years ended December 31, 2020 and 2019, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2020 Acquisitions:
Norcross Industrial Center	3/23/2020	1	$9,505
Port 146 Distribution Center	4/14/2020	1	9,571
Lima Distribution Center	4/15/2020	1	11,622
Valwood Crossroads	5/11/2020	2	69,999
Eaglepoint Logistics Center	5/26/2020	1	40,216
7A Distribution Center II	5/27/2020	1	23,218
Legacy Logistics Center	6/3/2020	1	39,718
Logistics Center at 33	6/4/2020	1	63,285
Intermodal Logistics Center	6/29/2020	1	28,628
Executive Airport II & III	9/3/2020	2	33,200
Airpark International Logistics Center	10/9/2020	2	30,201
Carlstadt Industrial Center	11/10/2020	2	37,530
Nelson Industrial Center	12/7/2020	1	9,032
Miraloma Industrial Center	12/10/2020	1	9,498
Pennsy Logistics Center	12/18/2020	2	60,097
Total Acquisitions		20	$475,320
2019 Acquisitions:
Airport Industrial Center	1/8/2019	1	$8,136
Kelly Trade Center	1/31/2019	1	15,340
7A Distribution Center	2/11/2019	1	12,151
Quakerbridge Distribution Center	3/11/2019	1	8,594
Hebron Airpark Logistics Center	5/30/2019	1	11,800
Las Vegas Light Industrial Portfolio	5/30/2019	4	59,271
Monte Vista Industrial Center	6/7/2019	1	15,539
King of Prussia Core Infill Portfolio	6/21/2019	5	31,978
Dallas Infill Industrial Portfolio (2)	6/28/2019	5	116,055
Edison Distribution Center	6/28/2019	1	27,598
395 Distribution Center	8/5/2019	2	54,018
I-80 Distribution Center	9/4/2019	4	72,009
Avenue B Industrial Center	9/11/2019	1	7,113
485 Distribution Center	9/13/2019	1	43,059
Weston Business Center	12/10/2019	1	32,411
Marigold Distribution Center	12/20/2019	1	39,735
Bishops Gate Distribution Center	12/31/2019	1	32,226
Total Acquisitions		32	$587,033

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions.
(2)	Total purchase price includes debt assumed at fair value as of the acquisition date of $50.4 million, with a principal amount of $49.3 million.

During the years ended December 31, 2020 and 2019, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019
Land	$124,368	$170,533
Building and improvements	313,833	373,414
Intangible lease assets	38,954	50,983
Above-market lease assets	2,438	1,260
Below-market lease liabilities	(4,273)	(9,157)
Total purchase price (1)	$475,320	$587,033

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2020 acquisitions. Total purchase price for the year ended December 31, 2019 includes debt assumed at fair value as of the acquisition date of $50.4 million, with a principal amount of $49.3 million.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the years ended December 31, 2020 and 2019, as of the respective date of each acquisition, was 5.9 years and 4.9 years, respectively.

4. INVESTMENT IN REAL ESTATE

As of December 31, 2020 and 2019, the Company’s consolidated investment in real estate properties consisted of 65 and 45 industrial buildings, respectively.

	As of December 31,
(in thousands)	2020	2019
Land	$385,988	$261,620
Building and improvements	885,489	564,669
Intangible lease assets	119,765	77,294
Construction in progress	4,203	1,126
Investment in real estate properties	1,395,445	904,709
Less accumulated depreciation and amortization	(72,924)	(25,988)
Net investment in real estate properties	$1,322,521	$878,721

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2020 and 2019 included the following:

	As of December 31, 2020			As of December 31, 2019
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$115,821	$(32,699)	$83,122	$75,787	$(11,734)	$64,053
Above-market lease assets (1)	3,944	(694)	3,250	1,507	(211)	1,296
Below-market lease liabilities (2)	(17,471)	5,862	(11,609)	(13,199)	2,494	(10,705)

(1)	Included in net investment in real estate properties on the consolidated balance sheets.
(2)	Included in other liabilities on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2020, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Year 1	$21,456	$717	$3,223
Year 2	17,023	662	2,421
Year 3	13,661	593	1,654
Year 4	10,456	450	1,256
Year 5	6,883	391	911
Thereafter	13,643	437	2,144
Total	$83,122	$3,250	$11,609

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2020 and 2019, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2020
Year 1	$67,019
Year 2	62,259
Year 3	55,531
Year 4	46,302
Year 5	33,672
Thereafter	69,303
Total	$334,086

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,859	$2,703	$1,106
Above-market lease amortization	(483)	(196)	(15)
Below-market lease amortization	3,368	1,913	582
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$25,489	$11,952	$2,091
Intangible lease asset amortization	20,994	10,284	1,450

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

	As of				Investment in Unconsolidated
	December 31, 2020		December 31, 2019		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	December 31,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2020	2019
BTC I Partnership	26.8%	42	0.0%	—	$279,108	$—
BTC II Partnership	8.0%	25	0.0%	—	45,134	—
Total BTC Partnerships		67		—	$324,242	$—

(1)	Represents acquired or completed buildings.

As of December 31, 2020, the book value of the Company’s investment in the BTC Partnerships was $324.2 million, which includes $151.2 million of outside basis difference. The outside basis difference represents the difference between the purchase price paid by the Company for the minority ownership interests in the joint venture partnerships, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnerships. This difference originated from the fair value of the real estate and noncurrent nonfinancial assets at acquisition.

The following is a summary of certain balance sheet and operating data of the BTC I Partnership:

	For the Year Ended December 31,
	2020	2019	2018
Operating data:
Total revenues	$75,429	$62,243	$47,169
Total operating expenses	54,282	44,523	35,884
Total other (expenses) income (1)	(13,715)	5,135	34,031
Net income	7,432	22,855	45,316

	As of December 31,
(in thousands)	2020	2019
Balance sheet data:
Net investment in properties	$1,123,551	$1,064,499
Cash and cash equivalents	25,157	23,393
Total assets	1,174,236	1,108,795
Debt, net	622,092	580,588
Total liabilities	667,489	609,465
Partners' capital	506,625	499,198

(1)	Includes a gain of $17.0 million for the year ended December 31, 2019 related to the disposal of four industrial buildings and a gain of $39.6 million for the year ended December 31, 2018 related to the disposal of eight industrial buildings. There were no dispositions during the year ended December 31, 2020.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2020	2019	Maturity Date	2020	2019
Line of credit (1)	1.44%	3.26%	November 2023	$—	$107,000
Term loan (2)	2.23	2.85	February 2024	415,000	307,500
Fixed-rate mortgage notes (3)	3.14	3.71	August 2024 - December 2027	167,750	49,250
Total principal amount / weighted-average (4)	2.49%	3.04%		$582,750	$463,750
Less unamortized debt issuance costs				$(4,430)	$(4,602)
Add mark-to-market adjustment on assumed debt, net				851	1,063
Total debt, net				$579,171	$460,211
Gross book value of properties encumbered by debt				$299,318	$117,049

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of December 31, 2020, total commitments for the line of credit were $315.0 million, the unused portion under the line of credit was $314.9 million, of which $308.0 million was available.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of December 31, 2020, total commitments for the term loan were $415.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	Interest rates range from 2.90% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(4)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.0 years as of December 31, 2020, excluding any extension options on the line of credit.

As of December 31, 2020, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	—	—	—
2024	—	415,000	38,000	453,000
2025	—	—	—	—
Thereafter	—	—	129,750	129,750
Total principal payments	$—	$415,000	$167,750	$582,750

(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payment could change. In addition, uncertainty about the extent and manner of future changes may result in interest rate and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2020, our term loan is our only consolidated indebtedness with maturity beyond 2023 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of December 31, 2020, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of December 31, 2020.

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

During the next 12 months, the Company estimates that approximately $3.6 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the cash flow hedges on the Company’s consolidated balance sheets as of December 31, 2020 and 2019:

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of December 31, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(9,809)
As of December 31, 2019
Interest rate swaps	4	$200,000	Other assets	$2,190

The following table presents the effect of the Company’s cash flow hedges on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(14,140)	$2,642	$—
Amount reclassified from AOCI into interest expense	2,141	(452)	—
Total interest expense and other presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	12,316	8,290	—

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2020
Liabilities
Derivative instruments	$—	$(9,809)	$—	$(9,809)
Total liabilities measured at fair value	$—	$(9,809)	$—	$(9,809)
As of December 31, 2019
Assets
Derivative instruments	$—	$2,190	$—	$2,190
Total assets measured at fair value	$—	$2,190	$—	$2,190

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

Nonrecurring Fair Value of Financial Measurements

As of December 31, 2020 and 2019, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Line of credit	$—	$—	$107,000	$107,000
Term loan	415,000	411,787	307,500	307,500
Fixed rate mortgage notes	167,750	172,008	49,250	50,326

(1)	The carrying value reflects the principal amount outstanding.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of December 31, 2020, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,340,612	$78,144	$26,991	$1,445,747
DRIP	37,207	1,926	952	40,085
Total offering	$1,377,819	$80,070	$27,943	$1,485,832
Number of shares issued:
Primary offering	127,452	7,770	2,704	137,926
DRIP	3,699	192	95	3,986
Stock grants	—	6	3	9
Total offering	131,151	7,968	2,802	141,921

As of December 31, 2020, approximately $980.8 million in shares of common stock remained available for sale pursuant to the Company’s follow-on public offerings in any combination of Class T, Class W and Class I shares, including approximately $468.3 million in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares (1)	Shares
Balance as of December 31, 2017	976	6	256	1,238
Issuance of common stock:
Primary shares	18,643	154	97	18,894
DRIP	189	1	6	196
Redemptions	(49)	—	(14)	(63)
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	24,705	2,584	935	28,224
DRIP	887	36	20	943
Stock grants	—	—	76	76
Redemptions	(111)	(45)	(77)	(233)
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	83,136	5,032	1,451	89,619
DRIP	2,622	155	64	2,841
Stock grants	—	—	229	229
Redemptions	(433)	(57)	(3)	(493)
Balance as of December 31, 2020	130,565	7,866	3,040	141,471

(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 10” for additional information.

Distributions. The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2020
December 31	$0.13625	$6,159	$9,315	$3,230	$18,704
September 30	0.13625	5,601	8,451	2,952	17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.54500	$20,293	$30,655	$10,634	$61,582
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
Total	$0.54500	$6,635	$10,171	$3,535	$20,341
2018
December 31	$0.13625	$747	$1,102	$406	$2,255
September 30	0.13625	495	681	256	1,432
June 30	0.13625	305	399	147	851
March 31	0.13625	140	197	67	404
	$0.54500	$1,687	$2,379	$876	$4,942

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only. Refer to “Note 10” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

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

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Number of eligible shares redeemed	493	233	63
Aggregate dollar amount of shares redeemed	$4,867	$2,285	$603
Average redemption price per share	$9.87	$9.81	$9.57

9. INCOME TAXES

The Company has concluded there were no uncertain tax positions as of December 31, 2020, 2019 and 2018. The U.S. is the major tax jurisdiction for the Company and the earliest tax year subject to examination by the taxing authority is 2017.

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of the Company’s 2020, 2019 and 2018 distributions were:

	For the Year Ended December 31,
(unaudited)	2020	2019	2018
Ordinary income	7.1%	—%	—%
Non-taxable return of capital	92.9	100.0	100.0
Long-term capital gain	—	—	—
Total distribution	100.0%	100.0%	100.0%

10. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the amended and restated advisory agreement (2021), dated February 16, 2021, by and among the Company, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends June 12, 2021, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the follow-on public offering pursuant to the terms of the dealer manager agreement, effective as of September 5, 2019 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. Black Creek Property Management Company LLC (the “Property Manager”) may perform certain property management services on behalf of the Company and the Operating Partnership. The Sponsor, which owns the Advisor, is presently directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Sponsor and the Advisor are jointly controlled by the estate of Mr. Blumberg, Messrs Mulvihill and Zucker and/or their respective affiliates. The Dealer Manager and the Property Manager are presently each directly or indirectly majority owned, controlled and/or managed by the estate of Mr. Blumberg, Messrs Mulvihill and/or Zucker and/or their respective affiliates. Mr. Zucker is the Chairman of our board of directors. The Advisor, the Sponsor, the Dealer Manager and the Property Manager receive compensation in the form of fees and expense reimbursements for services relating to the public offerings and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, the Property Manager and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, the amended and restated management agreement between the Company and the Property Manager, and the sixth amended and restated limited partnership agreement of the Operating Partnership.

Selling Commissions, Dealer Manager Fees and Distribution Fees. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class T shares and Class W shares sold in the primary portion of the offerings. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class. With respect to Class T shares, the distribution fees were payable at a rate of 1.0% of NAV per annum for periods prior to March 1, 2021.

	Class T	Class W	Class I
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%	0.5%	—%

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

Advisory Fee. The advisory fee consists of a fixed component and a performance component. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to the Company and a fee payable to the Advisor in connection with a disposition. The following table details the fixed component of the advisory fee. Please see “Note 15 to the Consolidated Financial Statements” for information regarding changes to the advisory fee effected subsequent to December 31, 2020.

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

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from the Company’s payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., the Company’s ongoing class-specific fees). If the performance component is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per

Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of December 31, 2020.

Organization and Offering Expenses. The Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through December 31, 2019. The Company agreed to reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 31, 2019 and reimbursed in full in January 2021, as described below. Beginning January 1, 2020, the Company either pays organization and offering expenses directly or reimburses the Advisor for any organization and offering expenses that it pays on the Company’s behalf as and when paid. The Company’s total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary portion of the offerings. As such, the Company would not consider organization and offering expenses above that amount to be payable, but such amounts may become payable in the future. As of December 31, 2020, the Company’s cumulative organization and offering expenses had not exceeded 15.0% of the gross proceeds from the primary portion of the offerings and the Company paid the remaining organization and offering expense amounts owed to the Advisor in full in January 2021.

Development Fees. Pursuant to Amendment No. 1 (“Amendment No. 1”), entered into on July 15, 2020, to the Amended and Restated Advisory Agreement (2020), dated as of June 12, 2020, the Company has agreed to pay the Advisor a development fee in connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development properties or overseeing the provision of these services by third parties on behalf of the Company. The fee will be an amount that will be equal to 4.0% of total project cost of the development property (or the Company’s proportional interest therein with respect to real property held in joint ventures or other entities that are co-owned). If the Advisor engages a third party to provide development services, the third party will be compensated directly by the Company, and the Advisor will receive the development fee if it provides development oversight services.

Fees from Other Services. The Company retains certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Any such arrangements will be at market rates or reimbursement of costs.

Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, the Company agreed to reimburse the Advisor for all acquisition expenses incurred on the Company’s behalf in connection with the selection, acquisition, development or origination of its investments, whether or not such investments are acquired. As these expense reimbursements were not directly attributable to a specified property, they were expensed as incurred on the consolidated statements of operations. Until December 31, 2019, the Advisor deferred reimbursement of all or a portion of acquisition expenses incurred or paid on the Company’s behalf if, in a given month, the reimbursement of acquisition expenses to the Advisor would have caused the NAV per share to be lower than the lesser of $10.00 or the NAV per share calculated for the prior month, which the Company refers to as a shortfall. If the reimbursement would have resulted in a shortfall, then the Advisor deferred reimbursement of acquisition expenses in the amount necessary to prevent a shortfall for such month. The Advisor was reimbursed for any such unreimbursed acquisition expenses as of December 31, 2020. Beginning January 1, 2020, the Company either pays acquisition expenses directly or reimburses the Advisor for any acquisition expenses that it pays on the Company’s behalf as and when paid.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
(in thousands)	2020	2019	2018	December 31, 2020	December 31, 2019
Expensed:
Organization costs (1)	$—	$—	$—	$—	$78
Advisory fee—fixed component	9,653	4,585	901	1,345	593
Advisory fee—performance component	9,640	2,913	723	9,640	2,913
Acquisition expense reimbursements (2)	2,958	3,068	4,900	1,037	182
Other expense reimbursements (3)	3,003	1,963	1,195	539	473
Total	$25,254	$12,529	$7,719	$12,561	$4,239
Capitalized:
Development fees (4)	$24	$—	$—	$24	$—
Total	$24	$—	$—	$24	$—
Additional Paid-In Capital:
Selling commissions	$22,433	$6,391	$4,372	$—	$—
Dealer manager fees	16,757	5,306	4,430	—	—
Offering costs (1)	7,404	7,150	13,270	18,246	21,269
Distribution fees—current	10,634	3,535	875	1,122	389
Distribution fees—trailing (5)	28,493	9,010	7,063	44,962	16,467
Total	$85,721	$31,392	$30,010	$64,330	$38,125

(1)	As of December 31, 2020, the Advisor had incurred $22.0 million in offering costs and $0.1 million of organization costs on behalf of the Company. The Company is reimbursing the Advisor for all organization and offering costs incurred on its behalf as of December 31, 2019 ratably over 60 months. Since January 1, 2020, the Company either pays directly or reimburses the Advisor for offering costs as and when incurred. The Company agreed to pay the remaining organization and offering expense amounts owed to the Advisor in full in January 2021.
(2)	Reflects amounts reimbursable to the Advisor for all expenses incurred by the Advisor and its affiliates on the Company’s behalf in connection with the selection, acquisition, development or origination of an asset. The Company either pays directly or reimburses the Advisor for such expenses.
(3)	Other expense reimbursements include certain expenses incurred in connection with the services provided to the Company under the Advisory Agreement. These reimbursements include a portion of compensation expenses of individual employees of the Advisor, including certain of the Company’s named executive officers, related to services for which the Advisor does not otherwise receive a separate fee. A portion of the compensation received by certain employees of the Advisor and its affiliates may be in the form of a restricted stock grant awarded by the Company. The Company shows these as reimbursements to the Advisor to the same extent that the Company recognizes the related share-based compensation on its consolidated statements of operations. The Company reimbursed the Advisor approximately $2.7 million, $1.8 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, for such compensation expenses. The remaining amount of other expense reimbursements relate to other general overhead and administrative expenses including, but not limited to, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets.
(5)	The distribution fees are payable monthly in arrears. The monthly amount of distribution fees payable is included in distributions payable on the consolidated balance sheets. Additionally, the Company accrues for estimated trailing amounts payable based on the shares outstanding as of the balance sheet date, which are included in distribution fees payable to affiliates on the consolidated balance sheets. All or a portion of the distribution fees are reallowed or advanced by the Dealer Manager to unaffiliated participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class W shares.

In addition, the Company paid the Advisor for property-level accounting services in the amount of approximately $603,000, $313,000, and $36,000 for the year ended December 31, 2020, 2019 and 2018, respectively. These payments were funded from a portion of the property management fees paid by customers at our properties, with the remainder of such property management fees paid to the third-party property managers for such properties. The portion of these payments by the customers that were passed through to the Advisor were related to property accounting services and are at or near market rates for the regions in which our properties are located.

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

Performance Fee OP Units

The 2020 performance component of the advisory fee in the amount of $9.6 million became payable to the Sponsor on December 31, 2020, which were issued as Class I OP units in January 2021. Such Class I OP Units were issued at the NAV per unit as of December 31, 2020. The 2019 performance component of the advisory fee in the amount of $2.9 million became payable to the Sponsor on December 31, 2019, which were issued as Class I OP units in January 2020.

Joint Venture Partnerships

Interests Purchase

On July 15, 2020, the Company acquired interests in two portfolios comprised of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase. As a result of the acquisition, the Company owned a 19.9% limited partner interest in the BTC I Partnership, a 0.1% general partner interest in the BTC I Partnership, a 7.9% limited partner interest in the BTC II Partnership, and a 0.1% general partner interest in the BTC II Partnership (collectively, the “Interests”). The purchase price for the Interests was $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. The Company funded the acquisition of the Interests using proceeds from its public offering.

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

BTC I Partnership Promote

The BTC I Partnership’s Partnership Agreement contains procedures for making incentive distributions to its partners, which are subject to the achievement of certain return thresholds. The incentive distributions became due and payable in the fourth quarter of 2020. The Company elected to receive its share of the incentive distribution as an increase of its interest in the Partnership in lieu of a cash payment. As a result, the Company’s limited partner interest in the BTC I Partnership decreased from 19.9% to 17.9% and its general partner interest in the BTC I Partnership increased from 0.1% to 8.9%. As stipulated in the Partnership Agreement, partners are required to make contributions into the Partnership in order to fund the incentive distribution, and the Company made net payments of $18.2 million to the Partnership to fulfill its share of this requirement. As of December 31, 2020, the BTC I Partnership owed the Company $3.2 million for the Company’s overpayment of the required contributions, which was recorded in due from affiliates on the consolidated balance sheets.

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

In connection with the promote transaction described above, the BTC I SLP assigned its interest in the BTC I Services Agreement to Industrial Property Advisors Sub II LLC (the “BTC I Service Provider”), including, without limitation, the BTC I SLP’s obligations to provide services and right to receive fees under the agreement, with such assignment effective as of the Effective Date.

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

Joint Venture Partnership Fees

For the period from July 16, 2020 through December 31, 2020, the BTC Partnerships (as described in “Note 5”) incurred in aggregate approximately $6.2 million in acquisition and asset management fees, which were paid to affiliates of the Advisor pursuant to the respective service agreements. As of December 31, 2020, the Company had amounts due from the BTC Partnerships in aggregate of approximately $25,000 for partnership fees, which were recorded in due from affiliates on the consolidated balance sheets.

Expense Support Agreement

On January 1, 2019, the Company, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement (the “Expense Support Agreement”). The Expense Support Agreement amended and restated the agreement that had been entered into by the Company, the Operating Partnership and the Advisor in October 2016, which was subsequently amended and restated as of July 1, 2017. Pursuant to the Expense Support Agreement, the Advisor has agreed to defer certain fees and fund certain of the Company’s expenses, subject to the terms of the agreement. As amended, the Expense Support Agreement provides that, effective for each quarter commencing January 1, 2019 and ending December 31, 2020, the Advisor has agreed to defer payment of all or a portion of the fixed component of the advisory fee otherwise payable to it pursuant to the Advisory Agreement, if, for a particular quarter, the sum of (i) funds from operations (“FFO”), before taking into consideration any of the amounts paid to or by the Advisor pursuant to the Expense Support Agreement, as disclosed in the Company’s quarterly and annual reports, (ii) the Company’s accrued acquisition expenses (net of any acquisition expenses paid by the Company or on its behalf), (iii) the performance component of the advisory fee, (iv) any adjustment that has been made in calculating the Company’s FFO based on straight-line rent and amortization of above/below market leases, (v) organization and offering expenses reimbursed by the Company to the Advisor, and (vi) the fair market value gain amount (collectively, the “Expense Support Threshold”) is less than the aggregate gross cash distributions declared for such quarter, assuming all such cash distributions had been declared at the aggregate distribution rate for Class I shares authorized by the Company’s board of directors for such quarter (“Baseline Distributions”). For purposes of calculating the Expense Support Threshold, the “fair market value gain amount” is an amount equal to up to the total net realized and unrealized fair market value gains on the Company’s real property investments, derivative instruments, and debt for a quarter. The Advisor, in its reasonable discretion, shall determine the amount of such gain to be included in the calculation of the Expense Support Threshold each quarter; provided, that, in no event shall the Advisor determine to include an amount of such gain that causes the Company’s NAV per share, as calculated in accordance with its valuation procedures for such quarter, to decrease below the lesser of (i) $10.00 per share and (ii) the Company’s most recently disclosed NAV per share. Further, for purposes of calculating the Expense Support Threshold, the amounts in each of subsections (ii), (iii), (iv), and (v) of the definition will be a positive number if it was a deduction in calculating the Company’s FFO for such quarter, and conversely will be a negative number if it was an addition in calculating its FFO for such quarter. For example, if straight-line rent and amortization of above/below-market leases was an addition in calculating the Company’s FFO, then it would be a negative number in calculating the Expense Support Threshold. The amount of the fixed component of the advisory fee that will be deferred for a particular quarter, if any, will equal the lesser of (i) the difference between the Expense Support Threshold and Baseline Distributions for such quarter and (ii) the entire fixed component of the advisory fee payable to the Advisor pursuant to the Advisory Agreement for such quarter.

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

During the term of the Expense Support Agreement, the Company may be able to use cash flow from operations to pay distributions to its stockholders that would otherwise be used to pay the fixed component of the advisory fee or expenses. The Expense Support Agreement was not renewed after the expiration of its effective term on December 31, 2020 and the Company does not expect to receive any additional expense support from the Advisor in the future.

The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the Expense Support Agreement. As of December 31, 2020, the aggregate amount paid by the Advisor pursuant to the Expense Support Agreement was $27.1 million. Of this amount, total reimbursements to the Advisor were $27.1 million. As of December 31, 2020, all reimbursable amounts have been paid in their entirety, and no amounts remain to be reimbursed to the Advisor.

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Fees deferred	$3,896	$3,895	$901
Other expenses supported	9,609	2,243	4,682
Total expense support from Advisor	13,505	6,138	$5,583
Reimbursement of previously deferred fees and other expenses supported	(13,505)	(13,606)	—
Total (reimbursement to) expense support from Advisor, net (1)	$—	$(7,468)	$5,583

(1)	As of December 31, 2020, no amounts were payable to or receivable from the Advisor. As of December 31, 2019, approximately $5.4 million was payable to the Advisor by the Company and is included in due to affiliates on the consolidated balance sheets.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Interest paid, net of capitalized interest	$12,180	$7,810	$1,521
Distributions payable	6,450	2,241	920
Distribution fees payable to affiliates	44,962	16,467	7,457
Distributions reinvested in common stock	28,590	9,482	1,959
Accrued offering and organization costs	18,246	21,347	14,197
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	2,913	723	—
Accrued acquisition expense reimbursements	1,037	182	3,500
Non-cash selling commissions and dealer manager fees	39,190	11,697	8,802
Mortgage notes assumed on real estate acquisitions at fair value	—	50,418	—

Restricted Cash

The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2020	2019	2018
Beginning of period:
Cash and cash equivalents	$51,178	$19,016	$10,565
Restricted cash (1)	—	5	481
Cash, cash equivalents and restricted cash	$51,178	$19,021	$11,046
End of period:
Cash and cash equivalents	$232,369	$51,178	$19,016
Restricted cash (1)	530	—	5
Cash, cash equivalents and restricted cash	$232,899	$51,178	$19,021

(1)	As of December 31, 2020, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020. As of December 31, 2019, the Company did not have any restricted cash. As of December 31, 2018, restricted cash consisted of cash held in escrow in connection with certain estimated property improvements. As of December 31, 2017, restricted cash consisted of amounts deposited with a third-party escrow agent related to the notes issued pursuant to the private offering, which was released to the Company from escrow in January 2018.

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

Subsidiary REITs

During the year ended December 31, 2020, the Company acquired controlling interests in one subsidiary REIT that owns one building for a total purchase price of $22.4 million. The Company indirectly owns and controls the managing member of the subsidiary REIT. Noncontrolling interests represent the portion of equity in the subsidiary REIT that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31, 2020 as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. The subsidiary REIT has 125 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $125,000. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member, for $1,000 per share, plus accumulated and unpaid dividends. As of December 31, 2020, the subsidiary REIT had preferred dividends payable in the amount of approximately $7,800, which were recorded in distributions payable on the Company’s consolidated balance sheet.

13. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the COVID-19 pandemic. The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, the Company has had customers request rent deferral or rent abatement during this pandemic. The outbreak has triggered a period of global economic slowdown and could trigger a global recession.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

14. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2020.

15. SUBSEQUENT EVENTS

Status of the Public Offerings

As of March 1, 2021, the Company had raised gross proceeds of $1.6 billion from the sale of 152.8 million shares of its common stock in its public offerings, including $50.0 million from the sale of 5.0 million shares of its common stock through its distribution reinvestment plan. As of March 1, 2021, approximately $866.9 million in shares of the Company’s common stock remained available for sale pursuant to its follow-on public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $458.3 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.

Completed Acquisitions

On January 8, 2021, the Company acquired one industrial building located in the D.C. / Baltimore market. The total purchase price was approximately $19.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $83.6 million comprised of two industrial buildings and one land parcel. There can be no assurance that the Company will complete the acquisition of the properties under contract.

DST Program

The Company, through the Operating Partnership, intends to initiate a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act of 1933, as amended, or the “Securities Act” through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership.

Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (the “DST Properties”). The Company anticipates that these interests may serve as replacement properties for investors seeking to complete like kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986 (the “Code”). Additionally, underlying interests of properties that are sold to investors pursuant to such private placements will be leased back by an indirect wholly owned subsidiary of the Operating Partnership on a long term basis of up to 29 years.

The lease agreements are expected to be fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units.

The Company expects that the DST Program will give it the opportunity to expand and diversify its capital raising and asset acquisition strategies by offering what it believes to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like kind exchange transactions under Section 1031 of the Code. The Company expects to use the net proceeds of these private placements to make investments in accordance with its investment strategy and policies, to provide liquidity to its investors and for general corporate purposes (which may include repayment of the Company’s debt or any other corporate purposes it deems appropriate). The specific amounts of the net proceeds that are used for such purposes, and the priority of such uses, will depend on the amount and timing of receipts of such proceeds and what the Company deems to be the best use of such proceeds at such time.

In connection with the DST Program, Black Creek Industrial Exchange LLC (“BCIX”), a wholly-owned subsidiary of the Company’s taxable REIT subsidiary that is wholly-owned by the Operating Partnership, will enter into a dealer manager agreement with the Company’s Dealer Manager. Pursuant to the dealer manager agreement, the Dealer Manager agreed to conduct the private placements of up to $500 million of interests. BC Exchange Industrial Manager LLC (the “DST Manager”), a wholly-owned subsidiary of the Company’s Operating Partnership, will act, directly or through a wholly owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to BC Exchange Industrial Advisor LLC (the “DST Advisor”), an affiliate of the Advisor.

Further, in connection with the DST Program, the Company’s affiliate, BCIX will maintain a loan program and may, upon request, provide loans (the “DST Investor Loans” and, each individually, a “DST Investor Loan”) to certain purchasers of the interests in the Delaware Statutory Trusts (the “DST Interests”) to finance a portion of the purchase price payable upon their acquisition of such interests (the “Purchase Price”). The DST Investor Loans will be made by a newly formed entity (the “BCIX Lender”), which will be affiliated with the Company, the Operating Partnership and the DST Manager.

BTC I Partnership Agreement

Incentive Distributions Pursuant to BTC I Partnership Agreement

As disclosed in the Current Report on Form 8-K filed by the Company on July 21, 2020 (the “Prior 8-K”), the Company, indirectly through certain of its subsidiaries, owns a minority ownership interest in the BTC I Partnership. Specifically, our subsidiaries, IPT BTC I GP LLC (the “BTC I GP”) and IPT BTC I LP LLC (the “BTC I LP”), own a general partner interest and a minority limited partner interest, respectively, in the BTC I Partnership.

The Fourth Amended and Restated Agreement of Limited Partnership of the BTC I Partnership, dated as of December 31, 2016, and amended as of July 15, 2020, by and among the BTC I GP, the BTC I LP, Industrial Property Advisors Sub I LLC (the “BTC I SLP”), an affiliate of our Advisor, and QR Master Holdings USA II LP (the “BTC I Partnership Agreement”), contains procedures for making distributions to the parties, including incentive distributions to the BTC I GP and the BTC I SLP, which are subject to the achievement of certain return thresholds. The BTC I GP and the BTC I SLP agreed to split such incentive distributions such that BTC I SLP will receive 60% of the incentive distributions attributable to interests in BTC I which are not owned by the BTC I GP or the BTC I LP. The incentive distributions became due and payable in the fourth quarter of 2020. Our subsidiary, the BTC I GP, elected to receive its share of the incentive distribution as an increase of our interest in BTC I in lieu of a cash payment. The new percentage ownership interest of the BTC I GP in BTC I is described below under “—Amendment to the BTC I Partnership Agreement”. The BTC I SLP requested that a portion of its incentive distribution be issued as an increase of its interest in BTC I in lieu of a full redemption of its interest and a cash payment, and the parties to the BTC I Partnership Agreement amended the BTC I Partnership Agreement to accommodate this request, as described below.

Amendment to BTC I Partnership Agreement

The parties to the BTC I Partnership Agreement entered into a second amendment to the agreement on January 12, 2021 (the “Amendment”). Pursuant to the Amendment, effective as of December 22, 2020 (the “Effective Date”), a portion of the BTC I SLP’s incentive distribution in the amount of $16 million was issued as an increase of the BTC I SLP’s interest in the BTC I Partnership. As of the Effective Date, the BTC I GP owned an 8.9% interest, the BTC I LP owned a 17.9% interest, the BTC I SLP owned a 1.2% interest and the third party partner, QR Master Holdings USA II LP (the “QR Limited Partner”), owned a 72.0% interest in BTC I. The QR Limited Partner was previously assigned 100% of the interest held by the BCIMC Limited Partner, as defined in the Prior 8-K.

The Amendment also provides that the BTC I SLP will participate pro rata (based on its percentage interest) in any distributions of available cash and liquidating distributions. In addition, the BTC I SLP will be treated in the same manner as the BTC I LP for purposes of the rights of first offer, tag along rights, buy-sell and forced sale provisions of the BTC I Partnership Agreement, which were described in the Prior 8-K.

Pursuant to the Amendment, the QR Limited Partner and the BTC I SLP each have the right, on 15 days’ prior written notice, to cause BTC I to redeem the BTC I SLP’s interest. Until March 31, 2021, the redemption price will be $16 million. Thereafter, the redemption price will be the fair market value of the interest, determined based on the latest appraised value of BTC I’s assets plus any capital contributions funded with respect to such assets since the appraised value was finalized, in each case adjusted to reflect any applicable distributions in connection with any capital transactions.

As also disclosed in the Prior 8-K, the Company entered in to an agreement (the “BTC I Services Agreement”) between the BTC I GP, the BTC I SLP, and the Advisor, pursuant to which the BTC I GP appointed the BTC I SLP to provide acquisition and asset management services and, to the extent applicable, development management and development oversight services (the “BTC I Advisory Services”) and assigned to the BTC I SLP the fees payable pursuant to the BTC I Partnership Agreement for providing the BTC I Advisory Services. In connection with the transactions described above, the BTC I SLP assigned its interest in the BTC I Services Agreement to the BTC I Service Provider, including, without limitation, the BTC I SLP’s obligations to provide services and right to receive fees under the agreement, with such assignment effective as of the Effective Date. The BTC I Service Provider is owned by an affiliate of the Advisor.

Dealer Manager Agreement

On February 16, 2021, we entered into the Amended and Restated Dealer Manager Agreement (the “A&R Dealer Manager Agreement”) with the Advisor and the Dealer Manager. The A&R Dealer Manager Agreement amends and restates the dealer manager agreement, dated as of September 5, 2019, by and among us, the Advisor and the Dealer Manager, to reduce the rate at which the distribution fee payable on Class T shares will be paid from 1.0% of NAV per annum to 0.85% of NAV per annum. The terms of the A&R Dealer Manager Agreement are otherwise substantially the same as the terms of the prior dealer manager agreement.

Share Redemption Program

Our share redemption program provides that we may redeem, during any calendar month, shares whose aggregate value (based on the price at which the shares are redeemed) is 2% of our aggregate NAV as of the last calendar day of the previous quarter and, during any calendar quarter, shares whose aggregate value (based on the price at which the shares are redeemed) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter. On February 16, 2021, our board of directors approved the amended and restated share redemption program (the “Share Redemption Program”). The Share Redemption Program amends and restates the prior share redemption program in a manner which enhances the potential capacity for redemptions. Specifically, the Share Redemption Program provides that (i) if share redemptions are less than 2% in the first months of a given quarter, any unused capacity will carry over to the second month, and any unused capacity for the first two months will carry over to the third month; provided that redemptions in any given quarter will not exceed 5% of our aggregate NAV as of the last day of the prior quarter; and (ii) the redemption limitations will be based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of share redemptions (capital outflows) over the proceeds from the sale of shares (capital inflows). Our board of directors may determine to change the measurement from net to gross redemptions with respect to a particular quarter in its discretion, but any such determination must be made with respect to the entire quarter. The Share Redemption Program has also been amended to eliminate the 2.5% early redemption deduction applicable to Class T Shares outstanding for at least one year but less than two years, such that the only early redemption deduction in place is a 5% early redemption deduction that will ordinarily apply to all shares that have been outstanding for less than one year. However, on February 16, 2021, our board of directors suspended the early redemption deduction on all redemptions effected from February 16, 2021 through at least September 30, 2021.

In addition, the Share Redemption Program includes new provisions regarding certain circumstances in which the early redemption deduction may be waived, as well as certain limitations that will be imposed on the Company’s ability to make new investments, increase the then-current distribution rate and pay the performance component of the advisory fee under the Advisory Agreement and the Partnership Agreement (defined below), in the event that the Company were ever to fail to satisfy 100% of properly submitted redemption requests for any consecutive 24-month period.

Amended and Restated Advisory Agreement

On February 16, 2021, the Company and the Operating Partnership entered into the Advisory Agreement with the Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2020) to, among other things, amend the calculation of the fixed component of the advisory fee. As amended, the fixed component of the advisory fee, which was previously a monthly fee in an amount equal to 1/12th of 0.80% of the aggregate cost of each real property asset within our portfolio, will be a monthly fee in an amount equal to 1/12th of 1.25% of (a) the applicable monthly NAV per Fund Interest times the weighted-average number of Fund Interests for such month and (b) the consideration received by the Company or its affiliates for selling interests in properties under the DST Program (defined below), net of up-front fees and expense reimbursements payable out of gross sale proceeds from the sale of such interests. “Fund Interests” are outstanding shares of our common stock and units of limited partnership interest in the Operating Partnership held by third parties. In addition, the Advisory Agreement revised the circumstances under which the fixed component of the advisory fee will be paid in connection with a disposition, eliminating the payment of the fee in connection with one-off dispositions that do not result in a special distribution to our stockholders. As amended, the Advisory Agreement provides that the fee will be paid in connection with a disposition, which includes (i) a sale of any substantial portion of our assets, whether effectuated either directly or indirectly through the sale of any entity owning such assets, including, without limitation, the Company or the Operating Partnership, (ii) any sale, merger, or other transaction resulting in a special distribution to our stockholders, including, without limitation, any transaction in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company, or (iii) a listing or partial listing of our common stock on a national securities exchange. The fee to be paid in connection with a disposition will be equal to, as applicable, 1.0% of the total consideration paid and debt assumed and/or incurred in connection with a disposition described in clauses (i) and (ii) above or 1.0% of the gross market capitalization (reflective of total asset value) of the Company (or applicable portion thereof) upon the occurrence of a full or partial listing of our common stock on a national securities exchange. There is no disposition fee in connection with any dispositions that occur outside of a liquidity event transaction.

In addition, the Advisory Agreement also includes certain terms and provisions related to the facilitation of our planned launch of the DST Program, pursuant to which a subsidiary of the Operating Partnership intends to raise capital through the sale of beneficial interests in Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership.

Seventh Amended and Restated Limited Partnership Agreement

On February 16, 2021, in connection with the DST Program, we, on our own behalf as general partner and on behalf of the limited partners thereto, entered into the Seventh Amended and Restated Limited Partnership Agreement (the “Operating Partnership Agreement”). The Operating Partnership Agreement amends the prior limited partnership agreement of the Operating Partnership in order to facilitate the issuance of units of limited partnership interest in exchange for beneficial interests in Delaware statutory trusts issued pursuant to the DST Program. The Operating Partnership Agreement also establishes three series of Class T units of limited partnership interest, Series 1 Class T Units, Series 2 Class T Units and Series 3 Class T Units, in order to align with the interests that will be offered pursuant to the DST Program.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

ITEM 9B.      OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2021 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.3	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

4.1	Share Redemption Program, effective as of February 16, 2021. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3	Form of Subscription Agreement. Incorporated by reference to Appendix A to the Registration Statement on Form S-11 (File No. 333-229136) on August 30, 2019.

4.4*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1

Seventh Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of February 16, 2021. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

10.2

Amended and Restated Advisory Agreement (2021), dated February 16, 2021, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

10.3

Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.), effective July 1, 2016. Incorporated by reference to Exhibit 10.4 to Post-Effective Amendment No. 1.

10.4

Form of Indemnification Agreement entered into between Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.) and each of Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle,

EXHIBIT NUMBER	DESCRIPTION

Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad as of February 9, 2016, Rajat Dhanda as of May 17, 2017, Scott W. Recknor as of September 1, 2017, Jeffrey W. Taylor as of December 9, 2019 and Scott A. Seager as of August 12, 2020. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the Securities and Exchange Commission on July 1, 2016.

10.5

Selected Dealer Agreement, dated as of October 28, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.6

Cost Reimbursement Agreement, dated as of October 28, 2019, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC, Black Creek Capital Markets, LLC, BCI IV Advisors Group LLC, and American Enterprise Investment Services, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.7

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

10.8

Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.9

Form of Restricted Stock Agreement for Consultants for Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc. Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.10

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

10.12

Amended and Restated Dealer Manager Agreement, dated February 16, 2021, by and among Black Creek Industrial REIT IV Inc., BCI IV Advisors LLC and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

10.13

Incremental Revolving Commitment Assumption Agreement, dated as of September 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Bank of America, N.A. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.14

Incremental Term Loan and Revolving Commitment Assumption Agreement, dated as of December 20, 2019, among BCI IV Operating Partnership LP, Black Creek Industrial REIT IV Inc. and its subsidiaries, Wells Fargo Bank, National Association and Zions Bancorporation, N.A. Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

EXHIBIT NUMBER	DESCRIPTION

10.15

Interest Purchase Agreement, dated as of July 15, 2020, by and among BCI IV Portfolio Real Estate Holdco LLC and Industrial Property Operating Partnership LP. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.16

Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated December 30, 2016, by and among IPT BTC I GP LLC, IPT BTC I LP LLC, Industrial Property Advisors Sub I LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., and bcIMC (Hydro) US Real Inc. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.17

First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of Build-To-Core Industrial Partnership I LP, dated as of July 15, 2020, by IPT BTC I GP LLC. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.18

Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 19, 2017, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Inestment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.19

First Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated January 31, 2018, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, bcIMC (WCBAF) Realpool Global Investment Corporation, bcIMC (College) US Realty Inc., bcIMC (Municipal) US Realty Inc., bcIMC (Public Service) US Realty Inc., bcIMC (Teachers) US Realty Inc., bcIMC (WCB) US Realty Inc., bcIMC (Hydro) US Realty Inc., and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.20

Second Amendment to Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of May 10, 2019, by and among IPT BTC II GP LLC, IPT BTC II LP LLC, Industrial Property Advisors Sub IV LLC, BCG BTC II Investors LLC, QR Master Holdings USA II LP and QuadReal US Holdings Inc. Incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.21

Third Amendment to the Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of July 15, 2020, by IPT BTC II GP LLC. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.22

Second Amended and Restated Agreement, dated as of September 15, 2016, by and among IPT BTC I GP LLC, Industrial Property Advisors Sub I LLC, and Industrial Property Advisors LLC. Incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.23

First Amendment to the Second Amended and Restated Agreement, dated as of July 15, 2020, by and among IPT BTC I GP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.24

Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

EXHIBIT NUMBER	DESCRIPTION

10.25

First Amendment to the Agreement, dated as of July 15, 2020, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.26*

Assignment of Membership Interest, dated as of January 12, 2021 and effective as of December 22, 2020, by and among Industrial Property Advisors Sub I LLC, Industrial Property Advisors Sub II LLC and IPT BTC I GP LLC.

10.27*

Letter Amendment, dated as of January 12, 2021 and effective as of December 22, 2020, by and between IPT BTC I GP LLC, QR Master Holdings USA II LP, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC.

10.28*

Assignment and Assumption Agreement, dated as of April 1, 2019, by and among BCIMC (College) US Realty Inc., BCIMC (Municipal) US Realty Inc., BCIMC (Public Service) US Realty Inc., BCIMC (Teachers) US Realty Inc., BCIMC (WCB) US Realty Inc., BCIMC (Hydro) US Realty Inc., BCIMC (WCBAF) Realpool Global Investment Corporation, QR Master Holdings USA II LP and IPT BTC I GP LLC.

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

99.2

Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 19 to the Registration Statement on Form S-11 (Registration No. 333-229136) filed with the SEC on February 16, 2021.

101

The following materials from Black Creek Industrial REIT IV Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, filed on March 5, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

*     Filed herewith.

**   Furnished herewith.

BLACK CREEK INDUSTRIAL REIT IV INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

							Costs				Accumulated
							Capitalized or	Gross Amount Carried as of			Depreciation
				Initial Cost to Company			Adjustments	December 31, 2020 (2)			and		Depreciable
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Amortization	Acquisition	Life
($in thousands)	Buildings	Debt		Land	Improvements (2)	Costs	Acquisition	Land	Improvements (2)	Costs (4)	(4)	Date	(Years)
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1		$(1)	$5,225	$5,370	$10,595	$631	$5,225	$6,001	$11,226	$(1,183)	2/26/2018	1-20
Medley Industrial Center in Medley, FL	1	—		2,864	4,559	7,423	309	2,864	4,868	7,732	(661)	4/11/2018	1-30
Ontario Distribution Center in Ontario, CA	1	—		14,657	16,101	30,758	123	14,657	16,224	30,881	(3,111)	5/17/2018	1-20
Park 429 Logistics Center in Ocoee, FL	2	—		7,963	36,919	44,882	277	7,963	37,196	45,159	(3,287)	6/7/2018	1-40
Pescadero Distribution Center in Tracy, CA	1		(1)	5,602	40,021	45,623	59	5,602	40,080	45,682	(4,020)	6/20/2018	1-40
Gothard Industrial Center in Huntington Beach, CA	1		(1)	5,325	4,771	10,096	80	5,325	4,851	10,176	(772)	6/25/2018	1-20
Midway Industrial Center in Odenton, MD	1	—		4,579	3,548	8,127	398	4,579	3,946	8,525	(984)	10/22/2018	1-20
Executive Airport Distribution Center I in Henderson, NV	1	—		10,360	40,710	51,070	215	10,360	40,925	51,285	(4,057)	11/20/2018	1-40
Iron Run Distribution Center in Allentown, PA	1	—		5,483	10,039	15,522	156	5,483	10,195	15,678	(1,364)	12/04/2018	1-20
Elgin Distribution Center in Elgin, IL	1	—		4,032	16,951	20,983	71	4,032	17,022	21,054	(1,117)	12/11/2018	1-40
Addison Distribution Center II in Addison, IL	1	—		4,439	8,009	12,448	528	4,439	8,537	12,976	(1,096)	12/21/2018	1-30
Fontana Distribution Center in Fontana, CA	1	—		20,558	21,943	42,501	101	20,558	22,044	42,602	(4,159)	12/28/2018	1-20
Airport Industrial Center in Ontario, CA	1	—		4,085	4,051	8,136	215	4,085	4,266	8,351	(1,030)	01/08/2019	1-20
Kelly Trade Center in Austin, TX	1	—		2,686	12,654	15,340	243	2,686	12,897	15,583	(1,771)	01/31/2019	1-30
7A Distribution Center in Robbinsville, NJ	1	—		4,874	7,277	12,151	286	4,874	7,563	12,437	(1,274)	02/11/2019	1-20
Quakerbridge Distribution Center in Hamilton, NJ	1	—		2,334	6,260	8,594	277	2,334	6,537	8,871	(1,556)	03/11/2019	1-40
Hebron Airpark Logistics Center in Hebron, KY	1	—		2,228	9,572	11,800	41	2,228	9,613	11,841	(843)	05/30/2019	1-40
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—		19,872	39,399	59,271	356	19,872	39,755	59,627	(4,294)	05/30/2019	1-30
Monte Vista Industrial Center in Chino, CA	1	—		7,947	7,592	15,539	256	7,947	7,848	15,795	(1,233)	06/07/2019	1-20
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	—		14,791	17,187	31,978	699	14,791	17,886	32,677	(2,583)	06/21/2019	1-20
Dallas Infill Industrial Portfolio in Arlington, TX	3	38,000		17,159	74,981	92,140	718	17,159	75,699	92,858	(7,276)	06/28/2019	1-30
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250		3,545	20,370	23,915	—	3,545	20,370	23,915	(1,281)	06/28/2019	1-40
Edison Distribution Center in Edison, NJ	1	—		11,519	16,079	27,598	32	11,519	16,111	27,630	(1,641)	06/28/2019	1-20
395 Distribution Center in Reno, NV	2	—		8,904	45,114	54,018	101	8,904	45,215	54,119	(2,798)	08/05/2019	1-40
I-80 Distribution Center in Reno, NV	4		(1)	18,742	53,267	72,009	1,750	18,742	55,017	73,759	(3,887)	09/04/2019	1-40
Avenue B Industrial Center in Bethlehem, PA	1	—		2,461	4,652	7,113	65	2,461	4,717	7,178	(526)	09/11/2019	1-20
485 Distribution Center in Shiremanstown, PA	1	—		8,427	34,632	43,059	142	8,427	34,774	43,201	(2,124)	09/13/2019	1-40
Weston Business Center in Weston, FL	1	—		15,661	16,750	32,411	113	15,661	16,863	32,524	(1,215)	12/10/2019	1-20
Marigold Distribution Center in Redlands, CA	1	—		17,230	22,505	39,735	98	17,230	22,603	39,833	(2,140)	12/20/2019	1-30
Bishops Gate Distribution Center in Mount Laurel, NJ	1	—		8,068	24,158	32,226	107	8,068	24,265	32,333	(1,826)	12/31/2019	1-20
Norcross Industrial Center in Peachtree Corner, GA	1	—		4,086	5,419	9,505	1,767	4,086	7,186	11,272	—	3/23/2020	1-20
Port 146 Distribution Center in LaPorte, TX	1	—		2,577	6,994	9,571	1,052	2,577	8,046	10,623	—	4/14/2020	1-40
Lima Distribution Center in Denver, CO	1	—		2,313	9,309	11,622	30	2,313	9,339	11,652	(517)	4/15/2020	1-20
Valwood Crossroads in Carrollton, TX	2	—		21,312	48,687	69,999	78	21,312	48,765	70,077	(1,741)	5/11/2020	1-40
Eaglepoint LC in Brownsburg, IN	1	—		6,875	33,341	40,216	51	6,875	33,392	40,267	(1,164)	5/26/2020	1-40
7A DC II in Robbinsville Township, NJ	1	—		7,887	15,331	23,218	466	7,887	15,797	23,684	(627)	5/27/2020	1-20
Legacy Logistics Center in Salt Lake City, UT	1		(1)	8,223	31,495	39,718	1,982	8,223	33,477	41,700	(995)	6/3/2020	1-40
Logistics Center at 33 in Easton, PA	1	—		13,157	50,128	63,285	48	13,157	50,176	63,333	(1,556)	6/4/2020	1-40
Intermodal Logistics Center in Fort Worth, TX	1	—		7,531	21,097	28,628	109	7,531	21,206	28,737	(500)	6/29/2020	1-40
Executive Airport Distribution Center II, III in Henderson, NV	2	—		9,490	23,710	33,200	1,239	9,490	24,949	34,439	—	9/3/2020	1-40
Airpark International Logistics Center in Hebron, KY	2	—		4,410	25,791	30,201	82	4,410	25,873	30,283	(262)	10/9/2021	1-40
Carlstadt Industrial Center in Carlstadt, NJ	2	—		17,616	19,914	37,530	110	17,616	20,024	37,640	(286)	11/10/2020	1-20
Nelson Industrial Center in La Puente, CA	1	—		4,233	4,799	9,032	32	4,233	4,831	9,064	(39)	12/7/2020	1-40
Miraloma Industrial Center in Placentia, CA	1	—		5,113	4,385	9,498	25	5,113	4,410	9,523	(27)	12/10/2020	1-20
Pennsy Logistics Center in Landover, MD	2	—		9,545	50,552	60,097	13	9,545	50,565	60,110	(101)	12/18/2020	1-30
Total	65	$167,750		$385,988	$976,393	$1,362,381	$15,531	$385,988	$991,924	$1,377,912	$(72,924)

(1)	These properties include a $118.5 million mortgage note as of December 31, 2020. This borrowing is non-recourse and secured by deeds of trust for the eight collateralized buildings. The mortgage note has a maturity date of November 1, 2027 and an interest rate of 2.90%. See “Note 6 to the Consolidated Financial Statements” for more detail.
(2)	Includes gross intangible lease assets of $119.8 million and gross intangible lease liabilities of $17.5 million.
(3)	As of December 31, 2020, the aggregate cost for federal income tax purposes of investments in property was $1.4 billion (unaudited).
(4)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2020	2019
Investment in real estate properties:
Balance at beginning of period	$891,170	$300,713
Acquisition of properties	475,320	587,033
Improvements	11,451	3,424
Write-off of intangibles and customer leasing costs	(29)	—
Balance at end of period	$1,377,912	$891,170
Accumulated depreciation and amortization:
Balance at beginning of period	$(25,988)	$(3,556)
Additions charged to costs and expenses	(46,965)	(22,432)
Write-off of intangibles and customer leasing costs	29	—
Balance at end of period	$(72,924)	$(25,988)

ITEM 16.        SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2021.

BLACK CREEK INDUSTRIAL REIT IV INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

By:	/s/ SCOTT A. SEAGER
Scott A. Seager Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Taylor, Scott A. Seager and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ EVAN H. ZUCKER	Chairman of the Board and Director	March 5, 2021
Evan H. Zucker

/S/ MARSHALL M. BURTON	Director	March 5, 2021
Marshall M. Burton

/S/ CHARLES B. DUKE	Director	March 5, 2021
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 5, 2021
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 5, 2021
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Director	March 5, 2021
Dwight L. Merriman III

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President	March 5, 2021
Jeffrey W. Taylor	(Principal Executive Officer)

/S/ SCOTT A. SEAGER	Senior Vice President, Chief Financial Officer and Treasurer	March 5, 2021
Scott A. Seager	(Principal Financial Officer and Principal Accounting Officer)