Form 10-Q
period 2021-03-31
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2021-05-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 5, 2021, there were 153,964,782 shares of the registrant’s Class T common stock, 10,011,414 shares of the registrant’s Class W common stock and 13,236,005 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2021	2020
	(unaudited)
ASSETS
Net investment in real estate properties	$1,391,589	$1,322,521
Investment in unconsolidated joint venture partnerships	321,003	324,242
Cash and cash equivalents	232,500	232,369
Restricted cash	530	530
Straight-line and tenant receivables	10,891	10,396
Due from affiliates	120	3,308
Acquisition deposits	1,728	610
Other assets	3,964	3,452
Total assets	$1,962,325	$1,897,428
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$9,837	$12,483
Debt, net	579,451	579,171
Due to affiliates	6,361	28,275
Distributions payable	6,988	6,450
Distribution fees payable to affiliates	46,175	44,962
Other liabilities	29,192	29,624
Total liabilities	678,004	700,965
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	13,361	3,648
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 138,967 and 130,565 shares issued and outstanding, respectively	1,390	1,306
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 9,121 and 7,866 shares issued and outstanding, respectively	91	79
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 4,207 and 3,040 shares issued and outstanding, respectively	42	30
Additional paid-in capital	1,431,279	1,329,799
Accumulated deficit	(154,559)	(128,775)
Accumulated other comprehensive loss	(7,409)	(9,750)
Total stockholders’ equity	1,270,834	1,192,689
Noncontrolling interests	126	126
Total equity	1,270,960	1,192,815
Total liabilities and equity	$1,962,325	$1,897,428

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenues:
Rental revenues	$24,068	$16,777
Total revenues	24,068	16,777
Operating expenses:
Rental expenses	5,575	4,088
Real estate-related depreciation and amortization	13,859	9,720
General and administrative expenses	2,249	1,651
Advisory fees, related party	8,115	2,060
Acquisition costs and reimbursements	977	859
Total operating expenses	30,775	18,378
Other (income) expenses:
Equity in income from unconsolidated joint venture partnerships	(1,569)	—
Interest expense and other	3,688	2,876
Total expenses before expense support	32,894	21,254
Total expense support from the Advisor, net	—	4,534
Net expenses after expense support	(32,894)	(16,720)
Net (loss) income	(8,826)	57
Net loss attributable to redeemable noncontrolling interest	77	—
Net income attributable to noncontrolling interests	(4)	—
Net (loss) income attributable to common stockholders	$(8,753)	$57
Weighted-average shares outstanding	148,795	74,633
Net loss per common share - basic and diluted	$(0.06)	$0.00

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net (loss) income	$(8,826)	$57
Change from cash flow hedging derivatives	2,362	(12,325)
Comprehensive loss	$(6,464)	$(12,268)
Comprehensive loss attributable to redeemable noncontrolling interests	56	60
Comprehensive loss attributable to common stockholders	$(6,408)	$(12,208)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net income (excludes $0 attributable to redeemable noncontrolling interest	—	—	—	57	—	—	57
Change from cash flow hedging activities (excludes $60 attributable to redeemable noncontrolling interest)	—	—	—	—	(12,265)	—	(12,265)
Issuance of common stock	50,594	506	527,646	—	—	—	528,152
Share-based compensation	—	—	614	—	—	—	614
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(24,371)	—	—	—	(24,371)
Trailing distribution fees	—	—	(21,562)	1,742	—	—	(19,820)
Redemptions of common stock	(67)	(1)	(659)	—	—	—	(660)
Distributions to stockholders	—	—	—	(10,158)	—	—	(10,158)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(107)	—	—	—	(107)
Balance as of March 31, 2020	99,802	$997	$933,087	$(56,089)	$(10,075)	$1	$867,921
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $77 attributable to redeemable noncontrolling interest)	—	—	—	(8,753)	—	4	(8,749)
Change from cash flow hedging activities (excludes $21 attributable to redeemable noncontrolling interest)	—	—	—	—	2,341	—	2,341
Issuance of common stock	11,087	111	114,089	—	—	—	114,200
Share-based compensation	—	—	485	—	—	—	485
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,690)	—	—	—	(5,690)
Trailing distribution fees	—	—	(4,454)	3,240	—	—	(1,214)
Redemptions of common stock	(263)	(3)	(2,642)	—	—	—	(2,645)
Distributions to stockholders (excludes $179 attributable to redeemable noncontrolling interest)	—	—	—	(20,271)	—	(4)	(20,275)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(308)	—	—	—	(308)
Balance as of March 31, 2021	152,295	$1,523	$1,431,279	$(154,559)	$(7,409)	$126	$1,270,960

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net (loss) income	$(8,826)	$57
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Real estate-related depreciation and amortization	13,859	9,720
Equity in income from unconsolidated joint venture partnerships	(1,569)	—
Straight-line rent and amortization of above- and below-market leases	(1,024)	(1,418)
Other	765	858
Changes in operating assets and liabilities:
Tenant receivables and other assets	(616)	1,712
Accounts payable and accrued liabilities	(673)	(2,181)
Due from / to affiliates, net	7,517	(6,932)
Net cash provided by operating activities	9,433	1,816
Investing activities:
Real estate acquisitions	(79,336)	(9,473)
Acquisition deposits	(1,600)	(5,500)
Capital expenditures	(1,980)	(911)
Distributions from joint venture partnerships	5,200	—
Net cash used in investing activities	(77,716)	(15,884)
Financing activities:
Repayments of line of credit	—	(107,000)
Debt issuance costs paid	—	(45)
Proceeds from issuance of common stock	100,543	501,833
Offering costs paid in connection with issuance of common stock	(19,531)	(2,512)
Distributions paid to common stockholders and to redeemable noncontrolling interest holders	(6,618)	(2,600)
Distribution fees paid to affiliates	(3,335)	(1,330)
Redemptions of common stock	(2,645)	(660)
Net cash provided by financing activities	68,414	387,686
Net increase in cash, cash equivalents and restricted cash	131	373,618
Cash, cash equivalents and restricted cash, at beginning of period	232,899	51,178
Cash, cash equivalents and restricted cash, at end of period	$233,030	$424,796

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021 (“2020 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this standard as of the reporting period beginning January 1, 2021. The Company’s adoption of this standard did not have a material effect on its condensed consolidated financial statements.

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

2. REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2021, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Gerwig Distribution Center	1/8/2021	1	$19,274
Harvill Business Center	3/10/2021	1	60,588
Total Acquisitions		2	$79,862

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

During the three months ended March 31, 2021, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Three Months Ended
(in thousands)	March 31, 2021
Land	$25,558
Building and improvements	49,205
Intangible lease assets	6,259
Below-market lease liabilities	(1,160)
Total purchase price (1)	$79,862

(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the three months ended March 31, 2021, as of the respective date of each acquisition, was 6.7 years.

3. INVESTMENT IN REAL ESTATE

As of March 31, 2021 and December 31, 2020, the Company’s consolidated investment in real estate properties consisted of 67 and 65 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2021	December 31, 2020
Land	$411,547	$385,988
Building and improvements	937,189	885,489
Intangible lease assets	126,633	119,765
Construction in progress	3,187	4,203
Investment in real estate properties	1,478,556	1,395,445
Less accumulated depreciation and amortization	(86,967)	(72,924)
Net investment in real estate properties	$1,391,589	$1,322,521

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2021 and December 31, 2020 included the following:

	As of March 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$122,689	$(38,400)	$84,289	$115,821	$(32,699)	$83,122
Above-market lease assets (1)	3,944	(877)	3,067	3,944	(694)	3,250
Below-market lease liabilities (2)	(18,631)	6,759	(11,872)	(17,471)	5,862	(11,609)

(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$311	$715
Above-market lease amortization	(184)	(84)
Below-market lease amortization	897	787
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$8,158	$5,147
Intangible lease asset amortization	5,701	4,573

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

On July 15, 2020, the Company acquired, from a subsidiary of Industrial Property Trust (“IPT”), interests in two joint venture partnerships with third party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets. The Company reports its investments in the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”) under the equity method on its condensed consolidated balance sheets as the Company has the ability to exercise significant influence in each partnership but does not have control of the entities. The following table summarizes the Company’s investment in the BTC Partnerships:

	As of				Investment in Unconsolidated
	March 31, 2021		December 31, 2020		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	March 31,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2021	2020
BTC I Partnership	26.8%	44	26.8%	42	$278,905	$279,108
BTC II Partnership	8.0%	23	8.0%	25	42,098	45,134
Total BTC Partnerships		67		67	$321,003	$324,242

(1)	Represents acquired or completed buildings.

As of March 31, 2021, the book value of the Company’s investment in the BTC Partnerships was $321.0 million, which includes $148.8 million of outside basis difference. The outside basis difference originated from the difference between the purchase price paid by the Company for the minority ownership interests in the joint venture partnerships, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnerships.

The following is a summary of certain operating data of the BTC II Partnership:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Operating data:
Total revenues	$5,472	$4,095
Total operating expenses	5,885	4,349
Total other income (expenses)(1)	46,886	(234)
Net income (loss)	46,473	(488)

(1) Includes a gain of $47.3 million for the three months ended March 31, 2021 related to the disposal of three industrial buildings. There were no dispositions during the three months ended March 31, 2020.

5. DEBT

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2021	2020	Maturity Date	2021	2020
Line of credit (1)	1.41%	1.44%	November 2023	$—	$—
Term loan (2)	2.23	2.23	February 2024	415,000	415,000
Fixed-rate mortgage notes (3)	3.14	3.14	August 2024 - December 2027	167,750	167,750
Total principal amount / weighted-average (4)	2.49%	2.49%		$582,750	$582,750
Less unamortized debt issuance costs				$(4,097)	$(4,430)
Add mark-to-market adjustment on assumed debt, net				798	851
Total debt, net				$579,451	$579,171
Gross book value of properties encumbered by debt				$299,789	$299,318

(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of March 31, 2021, total commitments for the line of credit were $315.0 million and the unused and available portions under the line of credit were both $314.9 million.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of March 31, 2021, total commitments for the term loan were $415.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	Interest rates range from 2.90% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(4)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.8 years as of March 31, 2021, excluding any extension options on the line of credit.

As of March 31, 2021, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loan	Mortgage Notes	Total
Remainder of 2021	$—	$—	$—	$—
2022	—	—	—	—
2023	—	—	—	—
2024	—	415,000	38,000	453,000
2025	—	—	—	—
Thereafter	—	—	129,750	129,750
Total principal payments	$—	$415,000	$167,750	$582,750

(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of March 31, 2021, the Company’s term loan is the only consolidated indebtedness with maturity beyond 2023 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2021, the Company has interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under its term loan. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of March 31, 2021.

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

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of March 31, 2021
Interest rate swaps	7	$350,000	Other liabilities	$(7,447)
As of December 31, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(9,809)

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements.

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$1,475	$(12,141)
Amount reclassified from AOCI into interest expense	887	(184)
Total interest expense and other presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	3,688	2,876

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2021
Liabilities
Derivative instruments	$—	$(7,447)	$—	$(7,447)
Total liabilities measured at fair value	$—	$(7,447)	$—	$(7,447)
As of December 31, 2020
Liabilities
Derivative instruments	$—	$(9,809)	$—	$(9,809)
Total liabilities measured at fair value	$—	$(9,809)	$—	$(9,809)

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

Nonrecurring Fair Value of Financial Measurements

As of March 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Line of credit	$—	$—	$—	$—
Term loan	415,000	413,808	415,000	411,787
Fixed rate mortgage notes	167,750	169,536	167,750	172,008

(1)	The carrying value reflects the principal amount outstanding.

7. STOCKHOLDERS’ EQUITY

Public Offerings

On September 5, 2019, the Company’s initial public offering was terminated immediately upon effectiveness of the Company’s registration statement for its second public offering of up to $2.0 billion of shares of its common stock, and the second public offering commenced the same day. Under the second public offering, the Company is offering up to $1.5 billion of shares of its common stock in the primary offering and up to $500.0 million of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan. The Company’s second public offering is a continuous offering that will end no later than September 5, 2021, unless extended in accordance with federal and state securities laws.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of March 31, 2021, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,422,797	$90,360	$36,828	$1,549,985
DRIP	46,295	2,546	1,205	50,046
Total offering	$1,469,092	$92,906	$38,033	$1,600,031
Number of shares issued:
Primary offering	135,197	8,975	3,673	147,845
DRIP	4,596	253	120	4,969
Stock grants	—	6	3	9
Total offering	139,793	9,234	3,796	152,823

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	47,391	1,965	642	49,998
DRIP	363	23	10	396
Stock grants	—	—	200	200
Redemptions	(40)	(27)	—	(67)
Balance as of March 31, 2020	92,954	4,697	2,151	99,802
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	7,745	1,205	969	9,919
DRIP	897	61	25	983
Stock grants	—	—	204	204
Redemptions	(240)	(11)	(12)	(263)
Forfeitures	—	—	(19)	(19)
Balance as of March 31, 2021	138,967	9,121	4,207	152,295

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2021
March 31	$0.13625	$6,721	$10,310	$3,240	$20,271
Total	$0.13625	$6,721	$10,310	$3,240	$20,271
2020
December 31	$0.13625	$6,159	$9,315	$3,230	$18,704
September 30	0.13625	5,601	8,451	2,952	17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.54500	$20,293	$30,655	$10,634	$61,582

(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Number of eligible shares redeemed	263	67
Aggregate dollar amount of shares redeemed	$2,645	$660
Average redemption price per share	$10.06	$9.83

8. REDEEMABLE NONCONTROLLING INTERESTS

Our sponsor, BCI IV Advisors Group LLC (the “Sponsor”) holds, either directly or indirectly, partnership units in the Operating Partnership (“OP Units”), which were issued as payment of the performance component of the advisory fee pursuant to the advisory agreement, by and among the Company, the Operating Partnership and BCI IV Advisors LLC (the “Advisor”). The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the Sponsor has the ability to tender its OP Units at any time irrespective of the period that such OP Units have been held by the Sponsor, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interest is recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interest activity for the three months ended March 31, 2021:

($ in thousands)
As of December 31, 2020	$3,648
Settlement of 2020 advisory fee—performance component (1)	9,640
Distributions to OP Unitholders	(179)
Net loss attributable to redeemable noncontrolling interest	(77)
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	21
Redemption value allocation adjustment to redeemable noncontrolling interest	308
As of March 31, 2021	$13,361

(1)	The 2020 performance component of the advisory fee in the amount of $9.6 million became payable to the Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Sponsor in January 2021.

9. NONCONTROLLING INTERESTS

During 2020, the Company acquired controlling interests in one subsidiary real estate investment trust (the “Subsidiary REIT”) that owns one building for a total purchase price of $22.4 million. The Company indirectly owns and controls the respective managing member of the Subsidiary REIT. Noncontrolling interests represent the portion of equity in the Subsidiary REIT that the Company does not own. Such noncontrolling interests are equity instruments presented in the condensed consolidated balance sheet as of March 31, 2021 as noncontrolling interests within permanent equity. The noncontrolling interests consist of redeemable preferred shares with a 12.5% annual preferred dividend. The Subsidiary REIT has 125 preferred shares issued and outstanding at a par value of $1,000 per share, for an aggregate amount of $125,000. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member, for $1,000 per share, plus accumulated and unpaid dividends. As of March 31, 2021, the Subsidiary REIT had preferred dividends payable in the amount of approximately $11,700, which were recorded in distributions payable on the Company’s condensed consolidated balance sheet.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2021	2020	March 31, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$3,695	$22,350	$—	$—
Ongoing distribution fees(1)(2)	3,240	1,743	1,027	1,122
Advisory fee—fixed component	3,935	1,785	1,456	1,345
Advisory fee—performance component	4,180	275	4,180	9,640
Other expense reimbursements (3)	3,173	2,595	905	2,706
Development fees (4)	390	—	390	24
Total	$18,613	$28,748	$7,958	$14,837

(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable are approximately $46.2 million and $45.0 million as of March 31, 2021 and 2020, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 4, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the joint venture partnerships, which is included in investment in unconsolidated joint venture partnerships on the Company’s condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor does not otherwise receive a separate fee. Amounts incurred related to these compensation expenses for the three months ended March 31, 2021 and 2020, respectively. These amounts include a portion of the salary, bonus, and benefits of certain of the Company’s named executive officers. The Company has or will reimburse the Advisor approximately $2.7 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively, for such compensation expenses.

As of December 31, 2020, $17.1 million of organization and offering costs that the Advisor had incurred on the Company’s behalf through December 31, 2019, remained payable to the Advisor. The Company paid this amount to the Advisor in full in January 2021. The Company now pays offering costs directly as and when incurred.

In addition, the Company has paid or will pay the Advisor for property-level accounting services in the amount of approximately $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. These payments were funded from a portion of the property management fees paid by customers at our properties, with the remainder of such property management fees paid to the third-party property managers for such properties. The portion of these payments by the customers that were passed through to the Advisor were related to property accounting services and are at or below market rates for the regions in which our properties are located. In certain limited circumstances, the Company may pay for a portion of such property management fees, including the fees related to the property-level accounting services provided by the Advisor, without reimbursement from the tenant or tenants at a real property.

Joint Venture Partnerships

For the three months ended March 31, 2021, the BTC Partnerships (as described in “Note 4”) incurred in aggregate approximately $3.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. As of March 31, 2021 and December 31, 2020, the Company had amounts due from the BTC Partnerships in aggregate of approximately $50,000 and $25,000, respectively, which were recorded in due from affiliates on the condensed consolidated balance sheets.

As of December 31, 2020, the BTC I Partnership owed the Company $3.2 million for the Company’s overpayment of the required contributions, which was recorded in due from affiliates on the condensed consolidated balance sheets. The BTC I Partnership returned the overpayment of the required contributions to the Company in January 2021.

Expense Support Agreement

The table below provides information regarding the fees deferred and expense support provided by the Advisor, pursuant to the expense support agreement. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020. Refer to Item 8, “Financial Statements and Supplementary Data” in the Company’s 2020 Form 10-K for a description of the expense support agreement. The total aggregate amount paid by the Advisor pursuant to the expense support agreement was $27.1 million, and as of December 31, 2020, all reimbursable amounts had been paid in their entirety, and no amounts remain to be reimbursed to the Advisor.

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Fees deferred	$—	$1,785
Other expenses supported	—	2,749
Total expense support from Advisor	—	4,534
Reimbursement of previously deferred fees and other expenses supported	—	—
Total expense support from Advisor, net	$—	$4,534

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Distributions payable	$6,988	$4,549
Distributions reinvested in common stock	9,961	3,970
Redeemable noncontrolling interest issued as settlement of performance component of the advisory fee	9,640	2,913
Non-cash selling commissions and dealer manager fees	3,695	22,350

Restricted Cash

The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$232,369	$51,178
Restricted cash (1)	530	—
Cash, cash equivalents and restricted cash	$232,899	$51,178
End of period:
Cash and cash equivalents	$232,500	$424,796
Restricted cash (1)	530	—
Cash, cash equivalents and restricted cash	$233,030	$424,796

(1)	As of March 31, 2021 and December 31, 2020, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020. As of March 31, 2020 and December 31, 2019, the Company did not have any restricted cash.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 and the three months ended March 31, 2021 from the COVID-19 pandemic and the vaccination rates in the United States are encouraging, it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

13. COMMITMENTS AND CONTINGENCIES

The Company and the Operating Partnership are not presently involved in any material litigation nor, to the Company’s knowledge, is any material litigation threatened against the Company or its subsidiaries.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2021.

14. SUBSEQUENT EVENTS

Status of the Public Offerings

As of May 5, 2021, the Company had raised gross proceeds of $1.86 billion from the sale of 178.1 million shares of its common stock in its public offerings, including $57.3 million from the sale of 5.7 million shares of its common stock through its distribution reinvestment plan. As of May 5, 2021, approximately $606.1 million in shares of the Company’s common stock remained available for sale pursuant to its second public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $451.0 million in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering. The Company has filed a registration for its third public offering, which will commence immediately upon effectiveness of the registration statement. The Company presently expects its second public offering to end and its third public offering to commence immediately thereafter during the third quarter of 2021.

Completed Acquisitions

On April 12, 2021, the Company acquired one industrial building located in the New Jersey market. The total purchase price was approximately $75.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $122.6 million, comprised of five industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

Initiation of DST Program

On May 1, 2021, the Company initiated a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”).

Amended Credit Facility

The Company has an existing credit facility made pursuant to that certain second amended and restated credit agreement, dated as of November 19, 2019, among the Operating Partnership, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank National Association, as Revolving Credit Facility Documentation Agent, JPMorgan Chase Bank, N.A., as Existing Term Facility Documentation Agent, and Regions Bank, as Incremental Term Facility Documentation Agent (as previously amended, the “Credit Facility Agreement”). On May 6, 2021, pursuant to that certain first amendment and second incremental assumption agreement (the “Amendment”), the amount of aggregate revolving loan commitments under the Credit Facility Agreement were increased by $115.0 million, bringing the maximum borrowing capacity under the revolving credit facility to $430.0 million. The Borrower’s existing revolving credit facility, as amended by the Amendment, is referred to herein as the “Amended Credit Facility.” The Amended Credit Facility provides the Company, as the general partner of the Operating Partnership, with the ability from time to time to increase the size of the aggregate loan commitment under the agreement by an additional $155.0 million up to a total of $1.0 billion, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the Amended Credit Facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the Amended

Credit Facility is November 19, 2023, and may be extended by the Company pursuant to a one-year extension option, subject to the continuing compliance with certain financial covenants, the payment of an extension fee and the satisfaction of other customary conditions. No other material changes were made to the Credit Facility Agreement.

Term Loan Agreement

On May 6, 2021, the Operating Partnership entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank, National Association, Bank of America, N.A., PNC Bank, National Association, and Truist Bank as Co-Syndication Agents, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., PNC Capital Markets and Truist Securities, Inc., as Joint Lead Arrangers, and the lenders party thereto (the “Term Loan Agreement”) for an aggregate principal amount of $600.0 million (the “Term Loan”). The maturity date of the Term Loan is May 6, 2026.

Borrowings under the Term Loan will be charged interest based on (i) LIBOR plus a margin ranging from 1.35% to 2.20%, or (ii) an alternate base rate plus a margin of 0.35% to 1.20%. In each case, the applicable margin will vary depending on the Company’s consolidated leverage ratio. Customary fall-back provisions will apply if LIBOR is unavailable. The alternate base rate is equal to the greatest of (a) the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%; provided that for the purpose of this definition, the adjusted LIBOR rate for any day shall be based on the LIBOR screen rate (or if the LIBOR screen rate is not available for such one month interest period, the Interpolated Rate) at approximately 11:00 a.m. London time on such day. Any change in the alternate base rate due to a change in the prime rate, the NYFRB rate or the adjusted LIBOR rate shall be effective from and including the effective date of such change in the prime rate, the NYFRB rate or the adjusted LIBOR rate, respectively. If either of the primary rate or the alternative base rate is less than zero, it will be deemed to be zero for purposes of the Term Loan.

Borrowings under the Term Loan will be available for general business purposes, including but not limited to debt refinancing, property acquisitions, new construction, renovations, expansions, tenant improvement, refinancing of existing lines, financing acquisitions of permitted investments, and closing costs and equity investments primarily associated with commercial real estate property acquisitions or refinancings. Borrowings under the Term Loan will be guaranteed by the Company and certain of its subsidiaries that own the assets that constitute the unencumbered asset pool under the Term Loan.

The Term Loan Agreement requires the maintenance of certain financial and borrowing base covenants including covenants concerning: (i) consolidated tangible net worth; (ii) consolidated fixed charge coverage ratio; (iii) consolidated leverage ratio; (iv) secured indebtedness; (v) secured recourse indebtedness; (vi) unencumbered property pool debt yield (prior to the equity release date); (vii) minimum total asset value; (viii) unencumbered interest coverage ratio (after the equity release date); (ix) unencumbered property pool leverage ratio; and (x) certain other unencumbered property pool criteria.

In addition, the Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Operating Partnership to deliver to the Term Loan lenders specified quarterly and annual financial information, and limit the Operating Partnership and/or its subsidiaries, subject to various exceptions and thresholds, from: (i) creating liens (other than certain permitted encumbrances, including any lien created in connection with certain permitted tax incentive transactions solely to secure repayment of a bond, note or other obligation owned by the Operating Partnership or its subsidiary) on the unencumbered property pool; (ii) merging with other companies or changing ownership interest; (iii) selling all or substantially all of its assets or properties; (iv) permitting certain transfers of a material interest in the Operating Partnership; (v) entering into transactions with affiliates, except on an arm’s-length basis; (vi) making certain types of investments; (vii) if in default under the Term Loan Agreement, paying certain distributions or certain other payments to affiliates; and (viii) incurring indebtedness (subject to certain permitted indebtedness).

The Term Loan Agreement permits voluntary prepayment of principal and accrued interest without premium or penalty and contains various customary events of default, which are described therein. As is customary in such financings, if an event of default occurs under the Term Loan Agreement, the Term Loan lenders may accelerate the repayment of amounts outstanding under the Term Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Second Amended and Restated Advisory Agreement

On May 1, 2021, the Company and the Operating Partnership entered into the Second Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2021) to, among other things, clarify and reflect that the Advisor has provided and will continue to provide property accounting services with respect to each of the Company's real properties, which services relate to accounting for real property operations and are considered “property accounting” in the real estate industry (“Property Accounting Services”). The Property Accounting Services generally include the maintenance of the real property's books and records in accordance with United States generally accepted accounting principles and the Company's policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. Examples include, but are not limited to, lease administration, monthly tenant billing and collections, rental revenue accounting, accounting for doubtful accounts, preparing rental expense recovery estimates and reconciliations, recording rental expenses, processing rental expense invoices and tenant reimbursement payments, accounting and budgeting for capital improvement projects, preparing and reviewing operating budgets, assisting in reporting and cash management for loan compliance purposes, and preparing account reconciliations and operating reports. Property Accounting Services do not include corporate-level accounting services such as, for example, consolidation, accounting and reporting analysis, and quality control reviews of accounting and reporting of third-party property accountants to ensure the accuracy, timeliness, and consistency of property accounting results. The Advisor receives a property accounting fee as consideration for providing Property Accounting Services, which is equal to the difference between: (i) the property management fee charged with respect to each real property (the “Property Management Fee”), which reflects the market rate for all real property management services, including Property Accounting Services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arms-length negotiation with a third-party property management service provider (the difference between (i) and (ii), the “Property Accounting Fee”). The cost of the Property Management Fee, including the Property Accounting Fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the Property Management Fee, including the Property Accounting Fee, without reimbursement from the tenant or tenants at a real property. In addition, the Advisory Agreement clarifies and reflects that advisors, consultants, and employees of the Advisor and its affiliates have received and may continue to receive certain equity awards under the Company's equity incentive plans at the discretion of the board of directors of the Company.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds from our public offerings, the expected use of net proceeds from our public offerings, our reliance on the Advisor and BCI IV Advisors Group LLC (the “Sponsor”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

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

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of our registration statement for our second public offering of up to $2.0 billion of shares of our common stock, and our second public offering commenced the same day. Under our second public offering, we are offering up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan. Consistent with our strategy of providing a continuous public offering with unlimited duration, we have filed a registration statement for a third public offering, which we presently expect will take effect in the third quarter of 2021 and the second offering will be terminated immediately prior thereto.

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

Additionally, we have initiated the DST Program. These private placement offerings will be exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions.

As of March 31, 2021, we had raised gross proceeds of approximately $1.6 billion from the sale of 152.8 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 7 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

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

As of March 31, 2021, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 134 industrial buildings totaling approximately 30.8 million square feet located in 23 markets throughout the U.S., with 212 customers, and was 84.5% occupied (90.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2021 our total real estate portfolio included:

●	124 industrial buildings totaling approximately 28.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 90.4% occupied (94.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.8 years; and
●	10 industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Through March 31, 2021, we had directly acquired 67 buildings comprised of approximately 13.4 million square feet for an aggregate total purchase price of approximately $1.4 billion, as well as the minority ownership interests in the two joint venture partnerships, as described above. Of our total portfolio, we owned and managed 67 buildings totaling approximately 17.3 million square feet through our minority ownership interests in our joint venture partnerships (as described in “Note 4 to the Condensed Consolidated Financial Statements”). In addition, as of March 31, 2021, through our minority joint venture partnerships, we owned and managed 13 buildings either under construction or in the pre-construction phase totaling approximately 4.6 million square feet. We have disposed of, through our minority ownership interests in our joint venture partnerships, three buildings comprised of approximately 0.7 million square feet for an aggregate sales price of $125.0 million. Also, through our minority ownership interests in our joint venture partnerships, we completed the development of six industrial buildings comprising an aggregate of 1.5 million square feet and total costs to complete the development of approximately $169.3 million through March 31, 2021. We funded these acquisitions and development activity primarily with proceeds from our public offerings, institutional equity and debt financings.

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

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2021 and December 31, 2020:

	As of
(in thousands)	March 31, 2021	December 31, 2020
Investments in industrial properties	$1,549,650	$1,453,200
Investment in unconsolidated joint venture partnerships	385,633	375,488
Cash and cash equivalents	232,500	232,369
Other assets	12,348	12,606
Line of credit, term loan and mortgage notes	(582,750)	(582,750)
Other liabilities	(27,766)	(43,248)
Accrued performance component of advisory fee	(4,180)	(9,640)
Accrued fixed component of advisory fee	(1,454)	(1,345)
Aggregate Fund NAV	$1,563,981	$1,436,680
Total Fund Interests outstanding	153,285	141,632

The following table sets forth the NAV per Fund Interest as of March 31, 2021:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$1,563,981	$1,417,893	$93,065	$39,644	$13,379
Fund Interests outstanding	153,285	138,967	9,121	3,886	1,311
NAV Per Fund Interest	$10.2031	$10.2031	$10.2031	$10.2031	$10.2031

The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”) and are used by ALPS Fund Services Inc. in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2021, we estimated approximately $47.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

Investment in unconsolidated joint venture partnerships as of March 31, 2021 includes a minority interest discount on the real property valuation component of the unconsolidated joint venture valuations to account for the restricted salability or transferability of those real properties given our minority ownership interests in the BTC Partnerships. We estimate the fair value of our minority ownership interests in the BTC Partnerships as of March 31, 2021 would have been $37.5 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $37.5 million, or $0.24 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2021. Because we are currently exploring strategic alternatives for BTC I, we have adjusted certain assumptions regarding the liquidity discount and currently anticipate that a portion of the total discount will be eliminated on or before June 30, 2021, thereby having a positive impact on our NAV, not taking into account all of the other items that impact our monthly NAV and may offset the impact of the partial elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

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

The valuations of our real property as of March 31, 2021, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. The aggregate real property valuation of $1.55 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $1.46 billion, representing an increase of approximately $89.7 million, or 6.1%. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.3%
Discount rate / internal rate of return	6.3%
Average holding period (years)	10.1

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.4%
	0.25% increase	(3.1)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2021 was $10.2 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $10.2 million, or $0.06 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2021. As of March 31, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our share returns assuming we continue to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2021:

(in thousands)	As of March 31, 2021
Total stockholder's equity	$1,270,834
Noncontrolling interests	126
Total equity under GAAP	1,270,960

Adjustments:
Accrued distribution fee (1)	46,175
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	97,970
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (3)	64,630
Accumulated depreciation and amortization (4)	80,208
Other adjustments (5)	4,038
Aggregate Fund NAV	$1,563,981

(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class W shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class W shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated
(2)	Our investments in real estate are presented as historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	Our investments in unconsolidated joint venture partnerships are presented under historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(4)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(5)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $10.1437 per share as of December 31, 2020 to $10.2031 per share as of March 31, 2021. The increase in NAV was primarily driven by the performance of our real estate portfolio, including the acquisition of two operating properties acquired during the three months ended March 31, 2021, for an aggregate purchase price of over $79.9 million, exclusive of due diligence expenses and other closing costs, as well as the performance of our interests in the BTC Partnerships’ real estate portfolio.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of March 31, 2021)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(2.87)%	(2.87)%	1.20%	3.75%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.62)%	(2.62)%	1.17%	3.60%
Difference	(0.25)%	(0.25)%	0.03%	0.15%

Class T Share Total Return (without Sales Charge) (3)	1.71%	1.71%	5.97%	5.16%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.97%	1.97%	5.94%	5.01%
Difference	(0.26)%	(0.26)%	0.03%	0.15%

Class W Share Total Return (3)	1.82%	1.82%	6.47%	5.80%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.08%	2.08%	6.44%	5.61%
Difference	(0.26)%	(0.26)%	0.03%	0.19%

Class I Share Total Return (3)	1.94%	1.94%	6.99%	6.19%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.20%	2.20%	6.96%	6.04%
Difference	(0.26)%	(0.26)%	0.03%	0.15%

(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. During the year ended December 31, 2020, we raised $968.6 million of gross equity capital from our public offering. As of March 31, 2021 we have $2.2 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in joint venture partnerships of $385.6 and $232.5 million in cash and cash equivalents. Additionally, we have leverage of 26.9% as of March 31, 2021, which is calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships and cash and cash equivalents. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of March 31, 2021, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships, a total real estate portfolio comprised of 134 industrial buildings totaling 30.8 million square feet, with 212 customers, spanning a multitude of industries and sectors across 23 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our total portfolio was 84.5% occupied (90.8% leased) as of March 31, 2021, with a weighted-average remaining lease term (based on square feet) of 4.8 years, and our operating portfolio was 90.4% occupied (94.4% leased). During the three months ended March 31, 2021, we leased approximately 2.3 million square feet, which included 1.9 million square feet of new and future leases and 0.4 million square feet of renewals, through 17 separate transactions with an average annual base rent of $7.09 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our asset management teams worked directly with our customers to manage through these turbulent times and where appropriate, we restructured leases to position ourselves to recapture abated rent over time, however as of March 31, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. We can provide no assurances that we will be able to recover unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a risk, we believe our NAV as of March 31, 2021 currently reflects this uncertainty. During 2020, we experienced brief periods of decreased deployment due to increased demand for industrial properties, as well as the effects of COVID-19. However, we have started 2021 strong with the acquisition of two buildings in two markets for $79.9 million and we believe our strong balance sheet and ability as an operator will allow us to be a patient buyer of assets in order to maximize long-term total return.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the three months ended March 31, 2021, we completed the following activities:

●	Our NAV was $10.2031 per share as of March 31, 2021 as compared to $10.1437 per share as of December 31, 2020.
●	We raised $114.2 million of gross equity capital from our public offerings.
●	We directly acquired two industrial buildings comprised of 0.6 million square feet for an aggregate purchase price of approximately $79.9 million, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We leased approximately 2.3 million square feet, which included 1.9 million square feet of new and future leases and 0.4 million square feet of renewals through 17 separate transactions with an average annual base rent of $7.09 per square foot.
●	We, through our 26.8% ownership interest in the BTC I Partnership, completed the development of two industrial buildings comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $53.5 million.
●	We, through our 8.0% ownership interest in the BTC II Partnership, completed the development of one industrial building comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $24.1 million. Additionally, the BTC II Partnership sold three industrial buildings for an aggregate sales price of $125.0 million and recorded a gain of $47.3 million related to this disposal. Our share of the gain related to this disposal is $2.3 million, which includes a write-off of outside basis of $1.5 million.
●	As of March 31, 2021, our joint venture partnerships had seven buildings under construction totaling approximately 2.7 million square feet and six buildings in the pre-construction phase for an additional 1.9 million square feet.

Portfolio Information

Our total owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2021	December 31, 2020	March 31, 2020
Portfolio data:
Consolidated buildings (1)	67	65	46
Unconsolidated buildings (1)	67	67	—
Total buildings	134	132	46
Rentable square feet of consolidated buildings (1)	13,421	12,810	8,624
Rentable square feet of unconsolidated buildings (1)	17,329	17,531	—
Total rentable square feet	30,750	30,341	8,624
Total number of customers (2)	212	205	101
Percent occupied of operating portfolio (2)(3)	90.4%	91.0%	97.1%
Percent occupied of total portfolio (2)(3)	84.5%	84.9%	97.1%
Percent leased of operating portfolio (2)(3)	94.4%	94.2%	98.3%
Percent leased of total portfolio (2)(3)	90.8%	87.8%	98.3%

(1)	Represents acquired or completed buildings.
(2)	Represents our total portfolio of owned and managed properties, including our consolidated and unconsolidated properties. Unconsolidated properties are those owned through our minority ownership interests in our joint venture partnerships. Properties owned through our joint venture partnerships are shown as if we owned a 100% interest. See “Note 4 to the Condensed Consolidated Financial Statements” for more details on our joint venture partnerships.
(3)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2021 Compared to the Same Period in 2020

The following table summarizes the changes in our results of operations for the three months ended March 31, 2021 as compared to the same period in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interests in the joint venture partnerships using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of unconsolidated joint venture partnerships on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below include 45 buildings totaling approximately 8.5 million square feet owned as of January 1, 2020, which represented 63.2% of total consolidated rentable square feet, 68.2% of total revenues, and 68.6% of net operating income (loss) for the three months ended March 31, 2021.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2021	2020	Change	%Change
Rental revenues:
Same store operating properties	$16,405	$16,777	$(372)	(2.2)%
Other properties	7,663	—	7,663	100.0%
Total rental revenues	24,068	16,777	7,291	43.5%
Rental expenses:
Same store operating properties	(3,728)	(4,088)	360	8.8%
Other properties	(1,847)	—	(1,847)	100.0%
Total rental expenses	(5,575)	(4,088)	(1,487)	(36.4)%
Net operating income:
Same store operating properties	12,677	12,689	(12)	(0.1)%
Other properties	5,816	—	5,816	100.0%
Total net operating income	18,493	12,689	5,804	45.7%
Other income and expenses:
Real estate-related depreciation and amortization	(13,859)	(9,720)	(4,139)	(42.6)%
General and administrative expenses	(2,249)	(1,651)	(598)	(36.2)%
Advisory fees, related party	(8,115)	(2,060)	(6,055)	NM
Acquisition costs and reimbursements	(977)	(859)	(118)	(13.7)%
Equity in income from unconsolidated joint venture partnerships	1,569	—	1,569	100.0%
Interest expense and other	(3,688)	(2,876)	(812)	(28.2)%
Total expense support from the Advisor, net	—	4,534	(4,534)	100.0%
Total expenses	(27,319)	(12,632)	(14,687)	NM
Net (loss) income	(8,826)	57	(8,883)	NM
Net loss attributable to redeemable noncontrolling interest	77	—	77	100.0%
Net income attributable to noncontrolling interests	(4)	—	(4)	100.0%
Net (loss) income attributable to common stockholders	$(8,753)	$57	$(8,810)	NM
Weighted-average shares outstanding	148,795	74,633	74,162
Net (loss) income per common share - basic and diluted	$(0.06)	$0.00	$(0.06)

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $7.3 million, or 43.5% for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio. For the three months ended March 31, 2021, non-same store rental revenues reflect the addition of 22 buildings we have acquired since January 1, 2020. Same store rental revenues decreased by $0.4 million, or 2.2%, as compared to the same period in 2020, primarily due to a decrease in prior year recoverable expenses due to the resolution of a tax appeal, which resulted in a decrease to recovery revenue, partially offset by an increase in current year recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $1.5 million, or 36.4% for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since January 1, 2020. Same store rental expenses decreased by $0.4 million, or 8.8%, for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the resolution of a prior year tax appeal related to one of our properties, resulting in a decrease of recoverable expenses, partially offset by an increase in repairs and maintenance, including higher snow removal costs.

Other Expenses. Other expenses, in aggregate, increased by approximately $14.7 million for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to the following:

●	an increase in advisory fees of $6.1 million for the three months ended March 31, 2021, as a result of the growth in our portfolio as compared to the same period in 2020;
●	an increase in real estate-related depreciation and amortization expense and general and administrative expenses totaling an aggregate amount of $4.7 million for the three months ended March 31, 2021, as a result of the growth in our portfolio as compared to the same period in 2020;
●	a net decrease in the expense support from the Advisor of $4.5 million for the three months ended March 31, 2021, due to the $4.5 million of net expense support received for the three months ended March 31, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and, accordingly, we did not receive any expense support from the Advisor for the three months ended March 31, 2021.

Partially offset by:

●	an increase in equity in income from unconsolidated joint venture partnerships of $1.6 million for the three months ended March 31, 2021, due to the timing of the acquisition of the BTC Partnerships in the third quarter of 2020.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Due to the operating expenses we incurred for the fiscal quarter ended March 31, 2021, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to a significant spike in capital raised from our public offering in the first quarter of 2020, which we are still working to deploy as we continue to build our real estate portfolio, and an increase in the performance component of the advisory fee as a result of our receipt of the BTC I Partnership promote in December 2020, the majority of our independent directors determined that the excess expenses were justified. For these purposes, operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2021 and 2020.

Funds from Operations (“FFO”) and Modified Funds from Operations (“MFFO”)

We believe that FFO, and MFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor and/or reimbursed to the Advisor pursuant to the expense support agreement are included in determining our net income (loss), which is used to determine FFO and MFFO. If we had not received support from the Advisor and/or reimbursed the Advisor pursuant to the expense support agreement, our FFO and MFFO would have been lower or higher. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and MFFO:

			For the Period
			From Inception
	For the Three Months Ended March 31,		(August 12, 2014) to
(in thousands, except per share data)	2021	2020	March 31, 2021
GAAP net loss attributable to common stockholders	$(8,753)	$57	$(65,413)
GAAP net loss per common share	(0.06)	$0.00	$(2.11)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(8,753)	$57	$(65,413)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	13,859	9,720	86,119
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	3,767	—	8,815
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization and our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(154)	(47)	(337)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	(2,284)	—	(2,284)
Redeemable noncontrolling interest's share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	20	—	20
NAREIT FFO attributable to common stockholders	$6,455	$9,730	$26,920
NAREIT FFO per common share	$0.04	$0.13	$0.87
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$6,455	$9,730	$26,920
Add (deduct) MFFO adjustments:
Acquisition costs and reimbursements	977	859	12,111
Redeemable noncontrolling interest's share of acquisition costs and reimbursements	(9)	(4)	(23)
Straight-line rent and amortization of above/below-market leases	(1,024)	(1,418)	(14,862)
Our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	(263)	—	(631)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases and our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	11	7	42
MFFO attributable to common stockholders	$6,147	$9,174	$23,557
MFFO per common share	$0.04	$0.12	$0.76
Weighted-average shares outstanding	148,795	74,633	30,952

We believe that: (i) our NAREIT FFO of $6.5 million, or $0.04 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $20.3 million, or $0.14 per share, for the three months ended March 31, 2021; and (ii) our NAREIT FFO of $26.9 million, or $0.87 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) of $107.4 million, or $2.43 per share, for the period from inception (August 12, 2014) to March 31, 2021, are not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The COVID-19 pandemic could have a material adverse effect on our financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our customers’ businesses, financial condition and liquidity and may cause certain customers to be unable to meet their obligations to us in full. During the three months ended March 31, 2021, we raised $114.2 million of gross equity capital from our public offering. As of March 31, 2021, we ended the first quarter with $2.2 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in joint venture partnership of $385.6 million and $232.5 million in cash and cash equivalents. Additionally, we have leverage of 26.9%, calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships and cash and cash equivalents. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of March 31, 2021, we owned and managed, either directly or through our minority ownership interests in our joint venture partnerships (which are presented as if we own a 100% interest), a total real estate portfolio that included 134 industrial buildings totaling approximately 30.8 million square feet, with a diverse roster of 212 customers, large and small, spanning a multitude of industries and sectors across 23 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our total portfolio was 84.5% occupied (90.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.8 years. Contractual rent collections as of March 31, 2021 are consistent with average annual collections prior to the pandemic.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2021	2020	Change
Total cash provided by (used in):
Operating activities	$9,433	$1,816	$7,617
Investing activities	(77,716)	(15,884)	(61,832)
Financing activities	68,414	387,686	(319,272)
Net increase in cash, cash equivalents and restricted cash	$131	$373,618	$(373,487)

Cash provided by operating activities during the three months ended March 31, 2021 increased by approximately $7.6 million as compared to the same period in 2020, primarily as a result of growth in our property operations. Cash used in investing activities during the three months ended March 31, 2021 increased by approximately $61.8 million as compared to the same period in 2020, primarily due to a net increase in acquisition and capital expenditure activity of $67.0 million, partially offset by distributions received in 2021 from our joint venture partnership of $5.2 million. Cash provided by financing activities during the three months ended March 31, 2021 decreased approximately $319.3 million as compared to the same period in 2020, primarily driven by a $401.3 decrease in the amount of capital raised during the first quarter of 2021 compared to the first quarter of 2020. During the first quarter of 2020, we had seen an extraordinary influx of capital following the completion of IPT’s asset sale in January 2020, partially offset by repayments on our line of credit in 2020 of $107.0 million compared to no activity related to the line of credit in 2021.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loan. As of March 31, 2021, we had an aggregate of $730.0 million of commitments under our credit agreement, including $315.0 million under our line of credit and $415.0 million under our term loan. As of that date, we had no amounts outstanding under our line of credit and $415.0 million outstanding under our term loan with an effective interest rate of

2.23%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit was $314.9 million as of March 31, 2021. Our $315.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loan.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of March 31, 2021, our term loan is our only consolidated indebtedness with maturity beyond 2022 that has exposure to LIBOR. The agreement governing the term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2021, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of March 31, 2021, we had property-level borrowings of approximately $167.8 million of principal outstanding with a weighted-average remaining term of 5.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.14%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreement governing our line of credit and term loan contains certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of March 31, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings divided by the fair value of our real property plus our investment in unconsolidated joint venture partnerships, cash and cash equivalents. We had leverage of 26.9% as of March 31, 2021. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of March 31, 2021 and expects that as we deploy capital going forward, our leverage will near approximately 50%.

Offering Proceeds. As of March 31, 2021, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $1.60 billion ($1.51 billion net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2021, approximately 46.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 53.5% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 2.6% were funded with proceeds from financing activities, and 50.9% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the second quarter of 2021, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the second quarter of 2021, or April 30, 2021, May 31, 2021 and June 30, 2021 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the second quarter of 2021 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2021
March 31,	$—	—%	$9,433	46.5%	$528	2.6%	$10,310	50.9%	$20,271	$9,433
Total	$—	—%	$9,433	46.5%	$528	2.6%	$10,310	50.9%	$20,271	$9,433
2020
December 31,	$—	—%	$—	—%	$9,389	50.2%	$9,315	49.8%	$18,704	$(3,438)
September 30,	—	—	344	2.0	8,209	48.3	8,451	49.7	17,004	344
June 30,	7,904	50.3	—	—	—	—	7,812	49.7	15,716	16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	20.2%	$891	1.4%	$17,598	28.6%	$30,655	49.8%	$61,582	$15,576

(1)	The Advisor provided expense support of $13.5 million and we reimbursed the Advisor $13.5 million during the year ended December 31, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and we did not receive additional expense support from the Advisor during the three months ended March 31, 2021. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2020 Form 10-K for a description of the expense support agreement.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the three months ended March 31, 2021, our cash flows provided by operating activities on a GAAP basis were $9.4 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $20.3 million. For the three months ended March 31, 2020, our cash flows provided by operating activities on a GAAP basis were $1.8 million, as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $10.2 million.

Refer to “Note 7 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the three months ended March 31, 2021, we received eligible redemption requests for approximately 0.3 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.6 million, or an average price of $10.06 per share. For the three months ended March 31, 2020, we received eligible redemption requests for 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $0.7 million, or an average price of $9.83 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of May 5, 2021, we had raised gross proceeds of $1.86 billion from the sale of 178.1 million shares of our common stock in our public offerings, including $57.3 million from the sale of 5.7 million shares of our common stock through our distribution reinvestment plan. As of May 5, 2021, approximately $606.1 million in shares of our common stock remained available for sale pursuant to our second public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $451.0 million in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering. We have filed a registration statement for its third public offering, which will commence upon effectiveness of the registration statement. We presently expect its second public offering to end and its third public offering to commence immediately thereafter during the third quarter of 2021.

Completed Acquisitions

On April 12, 2021, we acquired one industrial building located in the New Jersey market. The total purchase price was approximately $75.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

We have entered into contracts to acquire properties with an aggregate contract purchase price of approximately $122.6 million, comprised of five industrial buildings. There can be no assurance that we will complete the acquisition of the properties under contract.

Initiation of DST Program

On May 1, 2021, we initiated a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties.

Amended Credit Facility

We have an existing credit facility made pursuant to that certain second amended and restated credit agreement, dated as of November 19, 2019, among the Operating Partnership, the lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank National Association, as Revolving Credit Facility Documentation Agent, JPMorgan Chase Bank, N.A., as Existing Term Facility Documentation Agent, and Regions Bank, as Incremental Term Facility Documentation Agent (as previously amended, the “Credit Facility Agreement”). On May 6, 2021, pursuant to that certain first amendment and second incremental assumption agreement (the “Amendment”), the amount of aggregate revolving loan commitments under the Credit Facility Agreement were increased by $115.0 million, bringing the maximum borrowing capacity under the revolving credit facility to $430.0 million. The Borrower’s existing revolving credit facility, as amended by the Amendment, is referred to herein as the “Amended Credit Facility.” The Amended Credit Facility provides us, as the general partner of the Operating Partnership, with the ability from time to time to increase the size of the aggregate loan commitment under the agreement by an additional $155.0 million up to a total of $1.0 billion, subject to receipt of lender commitments and satisfaction of other conditions. Any increase to the size of the Amended Credit Facility may be in the form of an increase in the aggregate revolving loan commitments, the establishment of a term loan, or a combination of both. The maturity date of the Amended Credit Facility is November 19, 2023, and may be extended by us pursuant to a one-year extension option, subject to the continuing compliance with certain financial covenants, the payment of an extension fee and the satisfaction of other customary conditions. No other material changes were made to the Credit Facility Agreement.

Term Loan Agreement

On May 6, 2021, the Operating Partnership entered into a term loan credit agreement with JPMorgan Chase Bank, N.A., as Administrative Agent, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank, National Association, Bank of America, N.A., PNC Bank, National Association, and Truist Bank as Co-Syndication Agents, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., PNC Capital Markets and Truist Securities, Inc., as Joint Lead Arrangers, and the lenders party thereto (the “Term Loan Agreement”) for an aggregate principal amount of $600.0 million (the “Term Loan”). The maturity date of the Term Loan is May 6, 2026.

Borrowings under the Term Loan will be charged interest based on (i) LIBOR plus a margin ranging from 1.35% to 2.20%, or (ii) an alternate base rate plus a margin of 0.35% to 1.20%. In each case, the applicable margin will vary depending on our consolidated leverage ratio. Customary fall-back provisions will apply if LIBOR is unavailable. The alternate base rate is equal to the greatest of (a)

the prime rate in effect on such day, (b) the NYFRB rate in effect on such day plus ½ of 1% and (c) the adjusted LIBOR rate for a one month interest period on such day (or if such day is not a business day, the immediately preceding business day) plus 1%; provided that for the purpose of this definition, the adjusted LIBOR rate for any day shall be based on the LIBOR screen rate (or if the LIBOR screen rate is not available for such one month interest period, the Interpolated Rate) at approximately 11:00 a.m. London time on such day. Any change in the alternate base rate due to a change in the prime rate, the NYFRB rate or the adjusted LIBOR rate shall be effective from and including the effective date of such change in the prime rate, the NYFRB rate or the adjusted LIBOR rate, respectively. If either of the primary rate or the alternative base rate is less than zero, it will be deemed to be zero for purposes of the Term Loan.

Borrowings under the Term Loan will be available for general business purposes, including but not limited to debt refinancing, property acquisitions, new construction, renovations, expansions, tenant improvement, refinancing of existing lines, financing acquisitions of permitted investments, and closing costs and equity investments primarily associated with commercial real estate property acquisitions or refinancings. Borrowings under the Term Loan will be guaranteed by us and certain of our subsidiaries that own the assets that constitute the unencumbered asset pool under the Term Loan.

The Term Loan Agreement requires the maintenance of certain financial and borrowing base covenants including covenants concerning: (i) consolidated tangible net worth; (ii) consolidated fixed charge coverage ratio; (iii) consolidated leverage ratio; (iv) secured indebtedness; (v) secured recourse indebtedness; (vi) unencumbered property pool debt yield (prior to the equity release date); (vii) minimum total asset value; (viii) unencumbered interest coverage ratio (after the equity release date); (ix) unencumbered property pool leverage ratio; and (x) certain other unencumbered property pool criteria.

In addition, the Term Loan Agreement contains customary affirmative and negative covenants which, among other things, requires the Operating Partnership to deliver to the Term Loan lenders specified quarterly and annual financial information, and limit the Operating Partnership and/or its subsidiaries, subject to various exceptions and thresholds, from: (i) creating liens (other than certain permitted encumbrances, including any lien created in connection with certain permitted tax incentive transactions solely to secure repayment of a bond, note or other obligation owned by the Operating Partnership or its subsidiary) on the unencumbered property pool; (ii) merging with other companies or changing ownership interest; (iii) selling all or substantially all of its assets or properties; (iv) permitting certain transfers of a material interest in the Operating Partnership; (v) entering into transactions with affiliates, except on an arm’s-length basis; (vi) making certain types of investments; (vii) if in default under the Term Loan Agreement, paying certain distributions or certain other payments to affiliates; and (viii) incurring indebtedness (subject to certain permitted indebtedness).

The Term Loan Agreement permits voluntary prepayment of principal and accrued interest without premium or penalty and contains various customary events of default, which are described therein. As is customary in such financings, if an event of default occurs under the Term Loan Agreement, the Term Loan lenders may accelerate the repayment of amounts outstanding under the Term Loan Agreement and exercise other remedies subject, in certain instances, to the expiration of an applicable cure period.

Second Amended and Restated Advisory Agreement

On May 1, 2021, we and the Operating Partnership entered into the Second Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the Advisor. The Advisory Agreement amends and restates the Amended and Restated Advisory Agreement (2021) to, among other things, clarify and reflect that the Advisor has provided and will continue to provide property accounting services with respect to each of the Company's real properties, which services relate to accounting for real property operations and are considered “property accounting” in the real estate industry (“Property Accounting Services”). The Property Accounting Services generally include the maintenance of the real property's books and records in accordance with United States generally accepted accounting principles and the Company's policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. Examples include, but are not limited to, lease administration, monthly tenant billing and collections, rental revenue accounting, accounting for doubtful accounts, preparing rental expense recovery estimates and reconciliations, recording rental expenses, processing rental expense invoices and tenant reimbursement payments, accounting and budgeting for capital improvement projects, preparing and reviewing operating budgets, assisting in reporting and cash management for loan compliance purposes, and preparing account reconciliations and operating reports. Property Accounting Services do not include corporate-level accounting services such as, for example, consolidation, accounting and reporting analysis, and quality control reviews of accounting and reporting of third-party property accountants to ensure the accuracy, timeliness, and consistency of property accounting results. The Advisor receives a property accounting fee as consideration for providing Property Accounting Services, which is equal to the difference between: (i) the property management fee charged with respect to each real property (the “Property Management Fee”), which reflects the market rate for all real property management services, including Property Accounting Services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arms-length negotiation with a third-party property management service provider (the difference between (i) and (ii), the “Property Accounting Fee”). The cost of the Property Management Fee, including the Property Accounting Fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the Property Management Fee, including the Property Accounting Fee, without reimbursement from the tenant or tenants at a real property. In addition, the Advisory Agreement clarifies and reflects that advisors, consultants, and employees of the Advisor and its affiliates have received and may continue to receive certain equity awards under the Company's equity incentive plans at the discretion of the board of directors of the Company.

CONTRACTUAL OBLIGATIONS

A summary of future obligations as of December 31, 2020 was disclosed in our 2020 Form 10-K. Except as otherwise disclosed in “Note 5 to the Condensed Consolidated Financial Statements” relating to borrowings under our line of credit and term loan, there have been no material changes outside the ordinary course of business from the future obligations disclosed in our 2020 Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of March 31, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2021, our consolidated debt outstanding consisted of borrowings under our term loan and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2021, our consolidated fixed interest rate debt consisted of $350.0 million under our term loan, which was effectively fixed through the use of interest swap agreements, and $167.8 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 88.8% of our total consolidated debt as of March 31, 2021. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $518.5 million and $517.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2021. Based on our debt as of March 31, 2021, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of March 31, 2021, our consolidated variable interest rate debt consisted of $65.0 million under our term loan, which represented 11.2% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $65.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of  March 31, 2021, would increase our annual interest expense by approximately $0.2 million.

Derivative Instruments. As of March 31, 2021, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factor set forth below, which updates the risk factors disclosed in our 2020 Form 10-K, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies that are used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In determining the amount of such discount, consideration may be given to a variety of factors, including, without limitation, the nature and length of such restriction. As a result, the realizable value of our interest in joint ventures or partnerships used in the calculation of our NAV may be lower than the value that would be derived if a minority or liquidity discount had not been applied, which could then have a negative impact on our calculation of NAV. Similarly, if any such properties held in a joint venture or partnership in which we own a minority interest are transferred to us as part of a liquidation of the assets of the joint venture or partnership or other transaction resulting in our ownership of 100% of such properties, it could have a positive impact on the calculation of our NAV. In some cases, the impact may be significant. As an example, we estimate the fair value of our minority ownership interests in the BTC Partnerships as of March 31, 2021 would have been $37.5 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $37.5 million, or $0.24 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2021. Because we are currently exploring strategic alternatives for BTC I, we have adjusted certain assumptions regarding the liquidity discount and currently anticipate that a portion of the total discount will be eliminated on or before June 30, 2021, thereby having a positive impact on our NAV, not taking into account all of the other items that impact our monthly NAV and may offset the impact of the partial elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

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

The table below summarizes the redemption activity for the three months ended March 31, 2021:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
January 31, 2021	64,572	$9.93	64,572	—
February 28, 2021	112,790	10.08	112,790	—
March 31, 2021	85,323	10.16	85,323	—
Total	262,685	$10.06	262,685	—

(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

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

10.1

Assignment of Membership Interest, dated as of January 12, 2021 and effective as of December 22, 2020, by and among Industrial Property Advisors Sub I LLC, Industrial Property Advisors Sub II LLC and IPT BTC I GP LLC. Incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021.

10.2

Letter Amendment, dated as of January 12, 2021 and effective as of December 22, 2020, by and between IPT BTC I GP LLC, QR Master Holdings USA II LP, IPT BTC I GP LLC, QR Master Holdings USA II LP, IPT BTC I LP LLC and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021.

10.3

Assignment and Assumption Agreement, dated as of April 1, 2019, by and among BCIMC (College) US Realty Inc., BCIMC (Municipal) US Realty Inc., BCIMC (Public Service) US Realty Inc., BCIMC (Teachers) US Realty Inc., BCIMC (WCB) US Realty Inc., BCIMC (Hydro) US Realty Inc., BCIMC (WCBAF) Realpool Global Investment Corporation, QRMaster Holdings USA II LP and IPT BTC I GP LLC. Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K filed with the SEC on March 5, 2021.

10.4

Amended and Restated Advisory Agreement (2021), dated February 16, 2021, by and among Black Creek Industrial REIT IV, Inc., BCI IV Operating Partnership LP and BCI IV Advisors LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

10.5

Seventh Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of February 16, 2021. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 16, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

Exhibit Number	Description

99.2

Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to Post-Effective Amendment No. 19 to the Registration Statement on Form S-11 (Registration No. 333-229136) filed with the SEC on February 16, 2021.

101

The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed on May 11, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

May 11, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

May 11, 2021	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)