Form 10-Q
period 2021-06-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2021-08-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, there were 184,811,164 shares of the registrant’s Class T common stock, 11,466,783 shares of the registrant’s Class W common stock and 27,349,247 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2021	2020
	(unaudited)
ASSETS
Net investment in real estate properties	$2,419,589	$1,322,521
Investment in unconsolidated joint venture partnership(s)	45,246	324,242
Cash and cash equivalents	159,248	232,369
Restricted cash	1,595	530
Straight-line and tenant receivables	11,588	10,396
Due from affiliates	122	3,308
Deferred acquisition costs	101,909	610
DST Program Loans	24,561	—
Other assets	3,767	3,452
Total assets	$2,767,625	$1,897,428
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$21,489	$12,483
Debt, net	866,643	579,171
Financing obligations, net	81,568	—
Due to affiliates	18,938	28,275
Distributions payable	8,931	6,450
Distribution fees payable to affiliates	62,078	44,962
Other liabilities	45,658	29,624
Total liabilities	1,105,305	700,965
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	13,586	3,648
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 164,487 and 130,565 shares issued and outstanding, respectively	1,645	1,306
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 10,504 and 7,866 shares issued and outstanding, respectively	105	79
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 20,248 and 3,040 shares issued and outstanding, respectively	202	30
Additional paid-in capital	1,848,608	1,329,799
Accumulated deficit	(195,434)	(128,775)
Accumulated other comprehensive loss	(6,579)	(9,750)
Total stockholders’ equity	1,648,547	1,192,689
Noncontrolling interests	187	126
Total equity	1,648,734	1,192,815
Total liabilities and equity	$2,767,625	$1,897,428

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Rental revenues	$28,978	$18,345	$53,046	$35,122
Total revenues	28,978	18,345	53,046	35,122
Operating expenses:
Rental expenses	7,250	4,283	12,825	8,371
Real estate-related depreciation and amortization	16,382	10,728	30,241	20,448
General and administrative expenses	2,121	1,794	4,370	3,445
Advisory fees	5,525	2,111	9,460	3,896
Performance participation allocation	11,842	2,985	16,022	3,260
Acquisition costs and reimbursements	1,148	753	2,125	1,612
Total operating expenses	44,268	22,654	75,043	41,032
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnerships	404	—	(1,165)	—
Interest expense	4,571	2,974	8,295	6,296
Other income	(93)	(153)	(129)	(599)
Total expenses before expense support	49,150	25,475	82,044	46,729
Total expense support from the Advisor, net	—	5,788	—	10,322
Net expenses after expense support	(49,150)	(19,687)	(82,044)	(36,407)
Net loss	(20,172)	(1,342)	(28,998)	(1,285)
Net loss attributable to redeemable noncontrolling interest	148	4	225	4
Net income attributable to noncontrolling interests	(4)	—	(8)	—
Net loss attributable to common stockholders	$(20,028)	$(1,338)	$(28,781)	$(1,281)
Weighted-average shares outstanding	177,754	115,419	163,355	95,026
Net loss per common share - basic and diluted	$(0.11)	$(0.01)	$(0.18)	$(0.01)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(20,172)	$(1,342)	$(28,998)	$(1,285)
Change from cash flow hedging derivatives	836	(1,613)	3,198	(13,938)
Comprehensive loss	$(19,336)	$(2,955)	$(25,800)	$(15,223)
Comprehensive loss attributable to redeemable noncontrolling interests	142	8	198	68
Comprehensive loss attributable to common stockholders	$(19,194)	$(2,947)	$(25,602)	$(15,155)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	99,802	$997	$933,087	$(56,089)	$(10,075)	$1	$867,921
Net loss (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	(1,338)	—	—	(1,338)
Change from cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	—	(1,609)	—	(1,609)
Issuance of common stock	18,709	188	196,156	—	—	—	196,344
Share-based compensation	—	—	362	—	—	—	362
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(10,076)	—	—	—	(10,076)
Trailing distribution fees	—	—	(7,819)	2,710	—	—	(5,109)
Redemptions of common stock	(79)	—	(780)	—	—	—	(780)
Distributions to stockholders (excludes $18 attributable to redeemable noncontrolling interest)	—	—	—	(15,716)	—	—	(15,716)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(56)	—	—	—	(56)
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	152,295	$1,523	$1,431,279	$(154,559)	$(7,409)	$126	$1,270,960
Net (loss) income (excludes $148 attributable to redeemable noncontrolling interest)	—	—	—	(20,028)	—	4	(20,024)
Change from cash flow hedging activities (excludes $6 attributable to redeemable noncontrolling interest)	—	—	—	—	830	—	830
Issuance of common stock	43,653	436	449,699	—	—	—	450,135
Share-based compensation	—	—	371	—	—	—	371
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,659)	—	—	—	(5,659)
Trailing distribution fees	—	—	(19,277)	3,373	—	—	(15,904)
Redemptions of common stock	(709)	(7)	(7,259)	—	—	—	(7,266)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $179 attributable to redeemable noncontrolling interest)	—	—	—	(24,220)	—	(4)	(24,224)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(546)	—	—	—	(546)
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net loss (excludes $4 attributable to redeemable noncontrolling interest)	—	—	—	(1,281)	—	—	(1,281)
Change from cash flow hedging activities (excludes $64 attributable to redeemable noncontrolling interest)	—	—	—	—	(13,874)	—	(13,874)
Issuance of common stock	69,303	694	723,802	—	—	—	724,496
Share-based compensation	—	—	976	—	—	—	976
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(34,447)	—	—	—	(34,447)
Trailing distribution fees	—	—	(29,381)	4,452	—	—	(24,929)
Redemptions of common stock	(146)	(1)	(1,439)	—	—	—	(1,440)
Distributions to stockholders (excludes $100 attributable to redeemable noncontrolling interest)	—	—	—	(25,874)	—	—	(25,874)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(163)	—	—	—	(163)
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $225 attributable to redeemable noncontrolling interest)	—	—	—	(28,781)	—	8	(28,773)
Change from cash flow hedging activities (excludes $27 attributable to redeemable noncontrolling interest)	—	—	—	—	3,171	—	3,171
Issuance of common stock	54,740	547	563,788	—	—	—	564,335
Share-based compensation	—	—	856	—	—	—	856
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(11,349)	—	—	—	(11,349)
Trailing distribution fees	—	—	(23,731)	6,613	—	—	(17,118)
Redemptions of common stock	(972)	(10)	(9,901)	—	—	—	(9,911)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $358 attributable to redeemable noncontrolling interest)	—	—	—	(44,491)	—	(8)	(44,499)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(854)	—	—	—	(854)
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net loss	$(28,998)	$(1,285)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	30,241	20,448
Equity in income from unconsolidated joint venture partnerships	(1,165)	—
Straight-line rent and amortization of above- and below-market leases	(3,007)	(3,923)
Other	1,595	1,466
Changes in operating assets and liabilities:
Tenant receivables and other assets	2,328	2,137
Accounts payable and accrued liabilities	(1,527)	(1,113)
Due from / to affiliates, net	20,510	940
Net cash provided by operating activities	19,977	18,670
Investing activities:
Real estate acquisitions	(229,520)	(293,833)
Incremental investment to acquire joint venture partnership portfolio	(580,559)	—
Deferred acquisition costs	(101,700)	(4,000)
Capital expenditures	(7,587)	(2,734)
Investment in unconsolidated joint venture partnerships	(3,700)	—
Distributions from joint venture partnerships	5,200	—
Net cash used in investing activities	(917,866)	(300,567)
Financing activities:
Proceeds from line of credit	92,000	—
Repayments of line of credit	—	(107,000)
Proceeds from term loan	200,000	107,500
Debt issuance costs paid	(5,181)	(50)
Proceeds from issuance of common stock	535,359	682,793
Proceeds from financing obligations, net	57,879	—
Offering costs paid in connection with issuance of common stock and private placements	(22,420)	(5,099)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(14,480)	(7,546)
Distribution fees paid to affiliates	(6,541)	(3,926)
Redemptions of common stock	(9,911)	(1,440)
Other	(872)	—
Net cash provided by financing activities	825,833	665,232
Net (decrease) increase in cash, cash equivalents and restricted cash	(72,056)	383,335
Cash, cash equivalents and restricted cash, at beginning of period	232,899	51,178
Cash, cash equivalents and restricted cash, at end of period	$160,843	$434,513

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” and “BCI IV” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries, which includes BCI IV Operating Partnership LP (the “Operating Partnership”). The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See Note 14 for additional information regarding this transaction. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

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

2. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2021, the Company acquired 100% of the following properties, all of which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Gerwig Distribution Center	1/8/2021	1	$19,274
Harvill Business Center	3/10/2021	1	60,588
Princess Logistics Center	4/12/2021	1	74,075
Rancho Cucamonga Business Center	5/28/2021	1	24,624
Norton Distribution Center	6/1/2021	1	32,413
Build-To-Core Logistics Portfolio (2)	6/15/2021	22	876,731
Benchmark Distribution Center	6/18/2021	1	19,651
Total Acquisitions		28	$1,107,356
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.
(2)	Refer to “Note 4” for further detail regarding the Build-To-Core Logistics Portfolio acquisition.

During the six months ended June 30, 2021, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2021
Land	$273,579
Building and improvements	769,400
Intangible lease assets	64,344
Above-market lease assets	4,511
Construction in progress	8,067
Below-market lease liabilities	(12,545)
Total purchase price (1)	$1,107,356
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2021, as of the respective date of each acquisition, was 6.2 years.

3. INVESTMENT IN REAL ESTATE

As of June 30, 2021 and December 31, 2020, the Company’s consolidated investment in real estate properties consisted of 93 and 65 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2021	December 31, 2020
Land	$659,569	$385,988
Building and improvements	1,660,057	885,489
Intangible lease assets	190,812	119,765
Construction in progress	12,708	4,203
Investment in real estate properties	2,523,146	1,395,445
Less accumulated depreciation and amortization	(103,557)	(72,924)
Net investment in real estate properties	$2,419,589	$1,322,521

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2021 and December 31, 2020 included the following:

	As of June 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$182,357	$(44,650)	$137,707	$115,821	$(32,699)	$83,122
Above-market lease assets (1)	8,455	(1,085)	7,370	3,944	(694)	3,250
Below-market lease liabilities (2)	(30,017)	7,725	(22,292)	(17,471)	5,862	(11,609)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.
(2)	Included in other liabilities on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$1,225	$1,825	$1,536	$2,540
Above-market lease amortization	(207)	(90)	(391)	(174)
Below-market lease amortization	965	770	1,862	1,557
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$10,132	$5,912	$18,290	$11,059
Intangible lease asset amortization	6,250	4,816	11,951	9,389

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

On July 15, 2020, the Company acquired, from a subsidiary of Industrial Property Trust (“IPT”), interests in two joint venture partnerships, the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”). The BTC Partnerships were formed with third party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets.

On June 15, 2021, the Company, through two of its subsidiaries, entered into a transaction (the “BTC I Partnership Transaction”) with its joint venture partners in the BTC I Partnership, QR Master Holdings USA II LP (the “QR Limited Partner”) and Industrial Property Advisors Sub I LLC (the “BTC I SLP”). The BTC I SLP is indirectly owned by the Chairman of the Company’s board of directors. Pursuant to the BTC I Partnership Transaction, the Company, the QR Limited Partner, and the BTC I SLP agreed to split the real property portfolio of the BTC I Partnership in an equitable manner, such that following the split, the Company and the QR Limited Partner (together with certain of its affiliates), each own a 100% interest in approximately half of the portfolio of the BTC I Partnership (excluding one property that was distributed to the BTC I SLP). As a result of this transaction, the Company has a 100% interest in 22 buildings that were previously part of the BTC I Partnership (the “Build-To-Core Logistics Portfolio”). The Company and the BTC I SLP have no further interest in the BTC I Partnership as a result of the BTC I Partnership Transaction. The total cost of these properties to the Company is $876.7 million, which includes the cost of the Company’s minority joint venture interest in the BTC I Partnership and the Company’s incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio. The Company has elected the cost accumulation and allocation model to account for the BTC I Partnership Transaction, which allocates the cost of the acquisition at the carrying amount of the previously held interest, along with the incremental consideration paid and transaction costs incurred based on relative fair values.

The Company has reported its investments in the BTC Partnerships under the equity method on its condensed consolidated balance sheets, because with respect to the BTC I Partnership, for the period prior to the BTC I Partnership Transaction, the Company had the ability to exercise significant influence but did not have control over the partnership. Similarly, with respect to the BTC II Partnership, the Company has the ability to exercise significant influence but does not have control of the partnership. The following table summarizes the Company’s investment in the BTC Partnerships:

	As of				Investment in Unconsolidated
	June 30, 2021		December 31, 2020		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	June 30,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2021	2020
BTC I Partnership	—%	—	26.8%	42	$—	$279,108
BTC II Partnership	8.0%	25	8.0%	25	45,246	45,134
Total BTC Partnerships		25		67	$45,246	$324,242
(1)	Represents acquired or completed buildings.

As of June 30, 2021, the book value of the Company’s investment in the BTC II Partnership was $45.2 million, which includes $6.3 million of outside basis difference. The outside basis difference originated from the difference between the purchase price paid by the Company for the minority ownership interest in the BTC II Partnership, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnership.

5. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2021	2020	Maturity Date	2021	2020
Line of credit (1)	1.40%	1.44%	November 2023	$92,000	$—
Term loan (2)	2.23	2.23	February 2024	415,000	415,000
Term loan (3)	1.45	—	May 2026	200,000	—
Fixed-rate mortgage notes (4)	3.14	3.14	August 2024 - December 2027	167,750	167,750
Total principal amount / weighted-average (5)	2.14%	2.49%		$874,750	$582,750
Less unamortized debt issuance costs				$(8,852)	$(4,430)
Add mark-to-market adjustment on assumed debt, net				745	851
Total debt, net				$866,643	$579,171
Gross book value of properties encumbered by debt				$300,278	$299,318
(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of June 30, 2021, total commitments for the line of credit were $430.0 million and the unused portion under the line of credit was $338.0 million, of which $73.1 million was available.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of June 30, 2021, total commitments for the term loan were $415.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. As of June 30, 2021, total commitments for the term loan were $600.0 million and the unused and available portions under the term loan were both $400.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(4)	Interest rates range from 2.90% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(5)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.7 years as of June 30, 2021, excluding any extension options on the line of credit.

As of June 30, 2021, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes	Total
Remainder of 2021	$—	$—	$—	$—
2022	—	—	—	—
2023	92,000	—	—	92,000
2024	—	415,000	38,000	453,000
2025	—	—	—	—
Thereafter	—	200,000	129,750	329,750
Total principal payments	$92,000	$615,000	$167,750	$874,750
(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. The Company is not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, the Company’s term loans are the only consolidated indebtedness with maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of June 30, 2021, the Company has interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under its $415.0 million term loan. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of June 30, 2021.

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

The following table summarizes the location and fair value of the cash flow hedges on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2021
Interest rate swaps	7	$350,000	Other liabilities	$(6,611)
As of December 31, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(9,809)

The following table presents the effect of the Company’s cash flow hedges on the Company’s condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(81)	$(2,185)	$1,394	$(14,326)
Amount reclassified from AOCI into interest expense	917	572	1,804	388
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	4,571	2,974	8,295	6,296

cond

6. DST PROGRAM

On May 1, 2021, the Company initiated a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for held partnership units in the Operating Partnership (“OP Units”).

Under the master lease, the Company is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the Delaware statutory trust that owns such property. As such, for financial reporting purposes (and not for income tax purposes), the DST Properties are included in the Company’s condensed consolidated financial statements, with the master lease rent payment obligations taking the place of the cost of equity and debt capital. Accordingly, for financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line item on the condensed consolidated statements of operations. Consistent with the foregoing, rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. The net amount the Company receives from the underlying properties subject to the master lease may be more or less than the amount it pays to the investors of the DST Program and could fluctuate over time.

Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the condensed consolidated balance sheets due to the fact that the Company has an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program are accounted for as deferred loan costs and are netted against the financing obligation.

In order to facilitate additional capital raise through the DST Program, the Company has made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of June 30, 2021, there were approximately $24.6 million of outstanding DST Program Loans that the Company has made to partially finance the sale of DST Interests. DST Program Loans are evidenced by promissory notes from the investor, secured by the investor’s DST Interests, and based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR, or an alternate rate in the event LIBOR is not available, and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, the Company includes its investments in DST Program Loans separately on its condensed consolidated balance sheets in the “DST Program Loans” line item and includes income earned from DST Program Loans in “other income” on its statements of operations. The Company does not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the six months ended June 30, 2021, the Company sold approximately $82.4 million in gross interests related to the DST Program, including interests financed by $24.6 million of DST Program Loans, and incurred rent obligations of approximately $0.1 million under its master lease agreements with investors who are participating in the DST Program.

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2021
Liabilities
Derivative instruments	$—	$(6,611)	$—	$(6,611)
Total liabilities measured at fair value	$—	$(6,611)	$—	$(6,611)
As of December 31, 2020
Liabilities
Derivative instruments	$—	$(9,809)	$—	$(9,809)
Total liabilities measured at fair value	$—	$(9,809)	$—	$(9,809)

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

Nonrecurring Fair Value Measurements

As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$24,561	$24,561	$—	$—
Liabilities:
Line of credit	$92,000	$91,781	$—	$—
Term loans	615,000	613,908	415,000	411,787
Fixed rate mortgage notes	167,750	171,174	167,750	172,008
(1)	The carrying value reflects the principal amount outstanding.

8. STOCKHOLDERS’ EQUITY

Public Offerings

The Company intends to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On September 5, 2019, the Company’s initial public offering was terminated immediately upon effectiveness of the Company’s registration statement for its second public offering of up to $2.0 billion of shares of its common stock, and the second public offering commenced the same day. Under the second public offering, the Company offered up to $1.5 billion of shares of its common stock in the primary offering and up to $500.0 million of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. On August 4, 2021, the Company’s second public offering was terminated immediately upon effectiveness of the Company’s registration statement for its third public offering of up to $5.0 billion of shares of its common stock, and the third public offering commenced the same day. Under the third public offering, the Company is offering up to $3.75 billion of shares of its common stock in the primary offering and up to $1.25 billion of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of June 30, 2021, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,684,193	$104,237	$200,303	$1,988,733
DRIP	56,414	3,242	1,779	61,435
Total offering	$1,740,607	$107,479	$202,082	$2,050,168
Number of shares issued:
Primary offering	160,389	10,333	19,666	190,388
DRIP	5,586	321	176	6,083
Total offering	165,975	10,654	19,842	196,471

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2020
Balance as of March 31, 2020	92,954	4,697	2,151	99,802
Issuance of common stock:
Primary shares	16,898	848	230	17,976
DRIP	678	38	16	732
Stock grants	—	—	1	1
Redemptions	(62)	(17)	—	(79)
Balance as of June 30, 2020	110,468	5,566	2,398	118,432
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	138,967	9,121	4,207	152,295
Issuance of common stock:
Primary shares	25,192	1,358	15,993	42,543
DRIP	990	68	56	1,114
Stock grants	—	—	—	—
Redemptions	(662)	(43)	(4)	(709)
Forfeitures	—	—	(4)	(4)
Balance as of June 30, 2021	164,487	10,504	20,248	195,239
FOR THE SIX MONTHS ENDED JUNE 30, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	64,289	2,813	872	67,974
DRIP	1,041	61	26	1,128
Stock grants	—	—	201	201
Redemptions	(102)	(44)	—	(146)
Balance as of June 30, 2020	110,468	5,566	2,398	118,432
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	32,937	2,563	16,962	52,462
DRIP	1,887	129	81	2,097
Stock grants	—	—	204	204
Redemptions	(902)	(54)	(16)	(972)
Forfeitures	—	—	(23)	(23)
Balance as of June 30, 2021	164,487	10,504	20,248	195,239

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2021
June 30	$0.13625	$8,557	$12,290	$3,373	$24,220
March 31	0.13625	6,721	10,310	3,240	20,271
Total	$0.27250	$15,278	$22,600	$6,613	$44,491
2020
December 31	$0.13625	$6,159	$9,315	$3,230	$18,704
September 30	0.13625	5,601	8,451	2,952	17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.54500	$20,293	$30,655	$10,634	$61,582
(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to Black Creek Capital Markets, LLC (the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020
Number of eligible shares redeemed	974	146
Aggregate dollar amount of shares redeemed	$9,911	$1,440
Average redemption price per share	$10.18	$9.86

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership issued OP Units to the Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement, by and among the Company, the Operating Partnership and the Advisor. The Former Sponsor subsequently transferred these OP Units to its members or their affiliates. The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets due to the fact that, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time, irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interest activity for the six months ended June 30, 2021:

($ in thousands)
As of December 31, 2019	$723
Settlement of 2019 performance participation allocation (1)	2,913
Distributions to OP Unitholders	(100)
Net loss attributable to redeemable noncontrolling interest	(4)
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	(64)
Redemption value allocation adjustment to redeemable noncontrolling interest	163
As of June 30, 2020	$3,631

As of December 31, 2020	$3,648
Settlement of 2020 performance participation allocation (2)	9,640
Distributions to OP Unitholders	(358)
Net loss attributable to redeemable noncontrolling interest	(225)
Change from cash flow hedging activities attributable to redeemable noncontrolling interest	27
Redemption value allocation adjustment to redeemable noncontrolling interest	854
As of June 30, 2021	$13,586
(1)	The 2019 performance participation allocation in the amount of $2.9 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $2.9 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2021	2020	2021	2020	June 30, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$3,932	$8,007	$7,627	$17,465	$—	$—
Ongoing distribution fees(1)(2)	3,373	2,710	6,613	4,453	1,194	1,122
Advisory fee—fixed component	5,525	2,111	9,460	3,896	2,186	1,345
Performance participation allocation	11,842	2,985	16,022	3,260	16,022	9,640
Other expense reimbursements (3)(4)	3,092	2,427	6,265	5,022	1,657	2,706
Property accounting fee (5)	223	138	418	277	85	59
DST Program selling commissions, dealer manager fees and distribution fees (1)	227	—	227	—	5	—
Other DST Program related costs (4)	908	—	908	—	12	—
Development fees (6)	324	—	714	—	81	24
Total	$29,446	$18,378	$48,254	$34,373	$21,242	$14,896
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $62.1 million and $45.0 million as of June 30, 2021 and December 31, 2020, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 4, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”). The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnerships on the Company’s condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. These amounts include a portion of the salary, bonus, and benefits of certain of the Company’s named executive officers. The Company reimbursed the Advisor approximately $2.6 million and $2.0 million for the three months ended June 30, 2021 and 2020, respectively, and $5.3 million and $4.2 million for the six months ended June 30, 2021 and 2020, respectively, for such compensation expenses.

As of December 31, 2020, $17.1 million of organization and offering costs that the Advisor had incurred on the Company’s behalf through December 31, 2019, remained payable to the Advisor. The Company paid this amount to the Advisor in full in January 2021. The Company now pays offering costs directly as and when incurred.

Joint Venture Partnerships

For the three and six months ended June 30, 2021, the BTC Partnerships (as described in “Note 4”) incurred in aggregate approximately $3.3 million and $6.4 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. As the minority ownership interests in the BTC Partnerships were acquired on July 15, 2020, there were no amounts incurred for the three and six months ended June 30, 2020. As of June 30, 2021, the Company owed the BTC II Partnership $0.5 million, which was recorded in due to affiliates on the condensed consolidated balance sheet, and as of December 31, 2020, the Company had amounts due from the BTC Partnerships in aggregate of approximately $25,000, which was recorded in due from affiliates on the condensed consolidated balance sheet.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Fees deferred	$—	$2,111	$—	$3,896
Other expenses supported	—	6,860	—	9,609
Total expense support from Advisor	—	8,971	—	13,505
Reimbursement of previously deferred fees and other expenses supported	—	(3,183)	—	(3,183)
Total expense support from Advisor, net	$—	$5,788	$—	$10,322

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Distributions payable	$8,931	$5,393
Distributions reinvested in common stock	21,349	11,346
Increase in DST Program Loans receivable	24,561	—
Redeemable noncontrolling interest issued as settlement of performance participation allocation	9,640	2,913
Carry-over of minority ownership interest in BTC I Partnership	279,340	—
Non-cash selling commissions and dealer manager fees	7,627	30,357

Restricted Cash

The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$232,369	$51,178
Restricted cash (1)	530	—
Cash, cash equivalents and restricted cash	$232,899	$51,178
End of period:
Cash and cash equivalents	$159,248	$434,513
Restricted cash (2)	1,595	—
Cash, cash equivalents and restricted cash	$160,843	$434,513
(1)	As of December 31, 2020, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020. As of December 31, 2019, the Company did not have any restricted cash.
(2)	As of June 30, 2021, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020, and cash held in escrow in connection with a property acquired as part of the Build-To-Core Logistics Portfolio. As of June 30, 2020, the Company did not have any restricted cash.

12. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, the Company has had customers request rent deferral or rent abatement during the pandemic.

The COVID-19 pandemic could have material and adverse effects on the Company’s financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity could severely impact the Company’s customers’ businesses, financial condition and liquidity and could cause customers to be unable to fully meet their obligations to the Company or to otherwise seek modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact the Company’s future compliance with financial covenants of the Company’s credit facility and other debt agreements; and
●	weaker economic conditions could cause the Company to recognize impairment in value of its tangible or intangible assets.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 and the six months ended June 30, 2021 from the COVID-19 pandemic and the vaccination rates in the United States are encouraging, the number of people diagnosed with COVID-19 in the United States is once again on the rise and the Company is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2021, the Company and its subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2021.

14. SUBSEQUENT EVENTS

Status of the Public Offerings

As of August 5, 2021, the Company had raised gross proceeds of $2.4 billion from the sale of 225.3 million shares of its common stock in its public offerings, including $70.7 million from the sale of 7.0 million shares of its common stock through its distribution reinvestment plan. On August 4, 2021, the Company launched its third public offering of up to $5.0 billion in shares of the Company’s common stock in any combination of Class T shares, Class W shares and Class I shares, including up to $1.25 billion in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering. The Company’s second public offering ended on August 4, 2021, immediately prior to the commencement of its third public offering.

Completed Acquisitions

Key Logistics Portfolio

On July 14, 2021, BCI IV Portfolio Real Estate Holdco LLC, a Delaware limited liability company, an indirect wholly owned subsidiary of the Company, acquired a 100% fee interest in 48 industrial buildings totaling approximately 8.3 million square feet on approximately 480.7 acres (the “Key Logistics Portfolio”) pursuant to an Agreement and Plan of Merger, by and between Black Creek Holdco, Prologis Targeted U.S. Logistics Fund, L.P., a Delaware limited partnership (“USLF”), Prologis USLV Operating Partnership, L.P., a Delaware limited partnership (“USLV”), and Prologis USLV SubREIT 1, LLC, a Delaware limited liability company (“USLV SubREIT”, and together with USLF and USLV, the “Sellers”).

The total purchase price was $920.0 million, subject to customary prorations. The Sellers are not affiliated with the Company or its affiliates. The Company funded the acquisition using proceeds from the Company’s public offering and funds from its existing credit facility.

Stonewood Logistics Center

On July 16, 2021, the Company acquired one industrial building located in the Pennsylvania market. The total purchase price was approximately $19.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Heron Industrial Center

On July 21, 2021, the Company acquired one industrial building located in the New Jersey market. The total purchase price was approximately $26.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $106.5 million, comprised of four industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

Ares Acquisition

Completion of the Transaction with Ares

On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including BCI IV Advisors LLC, the Company’s Former Advisor (the “Transaction”). On the same date, the Company’s Former Advisor assigned the advisory agreement to the Company’s New Advisor. Ares did not acquire the Former Sponsor, and the Company now considers the Ares real estate group to be the Company’s sponsor.

Ares intends to continue to operate the business of Black Creek Group consistent with past practice. The principals of Black Creek Group, the rest of the management team and the Company’s current officers are expected to continue to serve in their roles with respect to the Company for the foreseeable future, although certain Ares personnel are expected to join the Company’s board of directors and have joined the Advisor’s investment committee. Any changes to the Company’s board of directors, management team or investment policies will require approval of the Company’s board of directors. Although such changes may be made in the future, no such changes have been approved at this time.

Advisory Agreement

On July 1, 2021, in connection with the Transaction, the Company and the Operating Partnership entered into the Third Amended and Restated Advisory Agreement (2021) (the “Advisory Agreement”) with the New Advisor. The Advisory Agreement amends and restates the Second Amended and Restated Advisory Agreement (the “Prior Advisory Agreement”) to, among other things, reflect the assignment of the Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the Advisory Agreement ends on July 1, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

Limited Partnership Agreement

On July 1, 2021, in connection with the Transaction, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Eighth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP (the “Limited Partnership Agreement”). The Limited Partnership Agreement amends and restates the Seventh Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of February 16, 2021 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Limited Partnership Agreement are otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

Equity Incentive Plans

On July 1, 2021, in connection with the Transaction, the Company adopted a Second Amended and Restated Equity Incentive Plan and an Amended and Restated Private Placement Equity Incentive Plan, in order to add Ares, the New Advisor and their affiliates as plan related parties, which will allow the outstanding awards under each plan to continue to vest in due course following the closing of the Transaction.

Term Loan

On July 16, 2021, the Company entered into a loan agreement with Regions Bank, pursuant to which the Company obtained a secured term loan in the amount of $209.3 million. The effective interest rate is calculated based on LIBOR plus a margin of 1.50% and the term loan has a four year term, which may be extended pursuant to a one-year extension option, subject to the Company satisfying certain conditions.

Status of Derivative Instruments

Subsequent to June 30, 2021, the Company had executed three interest rate swaps on its $600.0 million term loan with an aggregate notional amount of $225.0 million.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds from our public offerings, the expected use of net proceeds from our public offerings, our reliance on the Advisor and the Sponsor, our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Challenges related to the integration of Black Creek Group into the business operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek Group personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business by Ares;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to GAAP; and
●	Our ability to continue to qualify as a REIT.

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

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On September 5, 2019, our initial public offering was terminated immediately upon the effectiveness of our registration statement for our second public offering of up to $2.0 billion of shares of our common stock, and our second public offering commenced the same day. Under our second public offering, we offered up to $1.5 billion of shares of our common stock in the primary offering and up to $500.0 million of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. On August 4, 2021, our second public offering was terminated immediately upon effectiveness of our registration statement for our third public offering of up to $5.0 billion of shares of our common stock, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests the DST Program. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance a portion fo the sale of the DST Interests to certain puchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the six months ended June 30, 2021, we sold $82.4 million of gross interests related to the DST Program, $24.6 million of which were financed by DST Program Loans. See “Note 6” to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of June 30, 2021, we had raised gross proceeds of approximately $2.1 billion from the sale of 196.5 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

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

As of June 30, 2021, we directly owned and managed a real estate portfolio that included 93 industrial buildings totaling approximately 19.7 million square feet located in 22 markets throughout the U.S., with 168 customers, and was 95.5% occupied (96.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2021 our real estate portfolio included:

●	90 industrial buildings totaling approximately 19.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.1% occupied (97.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.9 years; and
●	Three industrial buildings totaling approximately 0.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of June 30, 2021, we owned and managed 25 buildings totaling approximately 5.5 million square feet and 10 buildings either under construction or in pre-construction phase totaling approximately 4.1 million square feet through our 8.0% minority ownership interest in the BTC II Partnership (as described in “Note 4 to the Condensed Consolidated Financial Statements”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

During the month ended June 30, 2021, we, along with our joint venture partners, entered into the BTC I Partnership Transaction to split the BTC I Portfolio, which, prior to the transaction, consisted of 44 buildings totaling approximately 12.1 million square feet. As a result of the BTC I Partnership Transaction (described further in “Note 4 to the Condensed Consolidated Financial Statements”), we own a 100% interest in 22 buildings that were previously part of the BTC I Portfolio, totaling approximately 5.4 million square feet with a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio. Including these buildings, as of June 30, 2021, we had directly acquired 93 buildings comprised of approximately 19.7 million square feet for an aggregate total purchase price of approximately $2.5 billion.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Unconsolidated real properties held through joint ventures or partnerships are valued by such joint ventures or partnerships according to their valuation procedures. At least once per calendar year, each unconsolidated real property asset will be appraised by a third-party appraiser. If the valuation procedures of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real properties, the Advisor will determine the estimated fair value of the unconsolidated real properties for those interim periods. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $2.74 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $2.49 billion, representing a difference of approximately $249.1 million, or 10.0%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2021 and December 31, 2020:

	As of
(in thousands)	June 30, 2021	December 31, 2020
Investments in industrial properties	$2,742,200	$1,453,200
Investment in unconsolidated joint venture partnership(s)	54,813	375,488
DST Program Loans	24,561	—
Cash and cash equivalents	159,248	232,369
Other assets	115,070	12,606
Line of credit, term loans and mortgage notes	(874,750)	(582,750)
Financing obligations associated with our DST Program	(82,118)	—
Other liabilities	(46,819)	(43,248)
Accrued performance participation allocation	(16,022)	(9,640)
Accrued fixed component of advisory fee	(2,186)	(1,345)
Aggregate Fund NAV	$2,073,997	$1,436,680
Total Fund Interests outstanding	196,231	141,632

The following table sets forth the NAV per Fund Interest as of June 30, 2021:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$2,073,997	$1,738,489	$111,013	$210,636	$13,859
Fund Interests outstanding	196,231	164,487	10,504	19,929	1,311
NAV Per Fund Interest	$10.5692	$10.5692	$10.5692	$10.5692	$10.5692

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of June 30, 2021, we estimated approximately $63.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

Investment in unconsolidated joint venture partnership as of June 30, 2021 includes a minority interest discount on the real property valuation component of the unconsolidated joint venture valuation to account for the restricted salability or transferability of those real properties given our minority ownership interest in the BTC II Partnership. We estimate the fair value of our minority ownership interest in the BTC II Partnership as of June 30, 2021 would have been $8.9 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV as of June 30, 2021 would have been higher by approximately $8.9 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV. Due to the transaction we entered into to split up the portfolio of the BTC I Partnership (as described above in the section titled “Overview—General”), we have adjusted certain assumptions regarding the liquidity discount and the portion of the total discount associated with the BTC I Partnership was eliminated as of June 15, 2021, thereby having a positive impact on our NAV, not taking into account all of the other items that impact our monthly NAV or that offset the impact of the partial elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to suspend our share redemption program at any time. Our NAV generally does not reflect the potential impact of exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of June 30, 2021, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.2%
Discount rate / internal rate of return	6.2%
Average holding period (years)	10.1

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects fair value of such properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.5%
	0.25% increase	(3.2)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.0)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2021 was $8.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $8.8 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2021. As of June 30, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our share returns assuming we continue to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2021:

(in thousands)	As of June 30, 2021
Total stockholder's equity	$1,648,547
Noncontrolling interests	187
Total equity under GAAP	1,648,734

Adjustments:
Accrued distribution fee (1)	62,078
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	255,877
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (3)	9,567
Accumulated depreciation and amortization (4)	95,832
Other adjustments (5)	1,909
Aggregate Fund NAV	$2,073,997
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

Performance

Our NAV increased from $10.1437 per share as of December 31, 2020 to $10.5692 per share as of June 30, 2021. The increase in NAV was primarily driven by the performance of our real estate portfolio, including the acquisition of six operating properties during the six months ended June 30, 2021, for an aggregate purchase price of $230.6 million, which is equal to the total consideration paid, as well as the performance of our interests in the BTC Partnerships’ real estate portfolio. Additionally, as a result of the BTC I Partnership Transaction, as of June 30, 2021, we directly own the Build-To-Core Logistics Portfolio, consisting of 22 buildings that were previously a part of the BTC I Partnership. To effect the BTC I Partnership Transaction, we made an incremental investment of approximately $580 million, exclusive of transaction costs, bringing the total cost of these properties to $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of June 30, 2021)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	0.04%	1.75%	4.90%	4.81%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.17%	2.14%	4.70%	4.71%
Difference	(0.13)%	(0.39)%	0.20%	0.10%

Class T Share Total Return (without Sales Charge) (3)	4.75%	6.55%	9.84%	6.14%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	4.89%	6.96%	9.64%	6.03%
Difference	(0.14)%	(0.41)%	0.20%	0.11%

Class W Share Total Return (3)	4.84%	6.75%	10.32%	6.98%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	4.97%	7.16%	10.11%	6.85%
Difference	(0.13)%	(0.41)%	0.21%	0.13%

Class I Share Total Return (3)	4.97%	7.00%	10.86%	7.17%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.10%	7.42%	10.65%	7.06%
Difference	(0.13)%	(0.42)%	0.21%	0.11%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.

(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. During the year ended December 31, 2020, we raised $968.6 million of gross equity capital from our public offering. As of June 30, 2021 we have $3.0 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in our joint venture partnership of $54.8 million and $159.2 million in cash and cash equivalents. Additionally, we have leverage of 29.6% as of June 30, 2021, which is calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and cash and cash equivalents. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of June 30, 2021, we directly owned and managed a real estate portfolio comprised of 93 industrial buildings totaling 19.7 million square feet, with 168 customers, spanning a multitude of industries and sectors across 22 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our consolidated portfolio was 95.5% occupied (96.8% leased) as of June 30, 2021, with a weighted-average remaining lease term (based on square feet) of 4.9 years, and our operating portfolio was 97.1% occupied (97.3% leased). During the six months ended June 30, 2021, we leased approximately 0.9 million square feet, which included 0.5 million square feet of new and future leases and 0.4 million square feet of renewals, through 14 separate transactions with an average annual base rent of $7.99 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our asset management teams worked directly with our customers to manage through these turbulent times and where appropriate, we restructured leases to position ourselves to recapture abated rent over time, however as of June 30, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. We can provide no assurances that we will be able to recover any remaining unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a risk, we believe our NAV as of June 30, 2021 currently reflects this uncertainty. During 2020, we experienced brief periods of decreased deployment due to increased demand for industrial properties, as well as the effects of COVID-19. However, we have experienced a strong six months in 2021, with the acquisition of six buildings in five markets for $230.6 million, as well as the BTC I Partnership Transaction, which resulted in the addition of 22 buildings to our directly-owned real estate portfolio for a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, and we believe our strong balance sheet and ability as an operator will continue to allow us to be a patient buyer of assets in order to maximize long-term total return.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the six months ended June 30, 2021, we completed the following activities:

●	Our NAV increased to $10.5692 per share as of June 30, 2021 as compared to $10.1437 per share as of December 31, 2020.
●	We raised $564.3 million of gross equity capital from our public offerings. Additionally, we raised $82.4 million of gross capital through private placement offerings by selling DST Interests, $24.6 million of which were financed by DST Program Loans.
●	On June 15, 2021, we closed the BTC I Partnership Transaction, resulting in the direct ownership of 22 buildings, totaling approximately 5.4 million square feet, that were previously part of the BTC I Partnership, for an incremental investment of approximately $580 million, exclusive of transaction costs, bringing the total cost of these properties to $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership.
●	In addition to the properties acquired as a result of the BTC I Partnership Transaction, we directly acquired six industrial buildings comprised of 1.4 million square feet for an aggregate purchase price of approximately $230.6 million, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We leased approximately 0.9 million square feet, which included 0.5 million square feet of new and future leases and 0.4 million square feet of renewals through 14 separate transactions with an average annual base rent of $7.99 per square foot.
●	Prior to the BTC I Partnership Transaction on June 15, 2021, we, through our previous 26.8% ownership interest in the BTC I Partnership, completed the development of two industrial buildings comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $53.5 million.
●	We, through our 8.0% ownership interest in the BTC II Partnership, completed the development of three industrial buildings comprising 0.5 million square feet for aggregate total costs to complete the development of approximately $51.2 million. Additionally, the BTC II Partnership sold three industrial buildings for an aggregate sales price of $125.0 million and recorded a gain of $47.3 million related to this disposal. Our share of the gain related to this disposal is $2.3 million, which includes a write-off of outside basis of $1.5 million.

Portfolio Information

Our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2021	December 31, 2020	June 30, 2020
Portfolio data:
Total buildings	93	65	55
Total rentable square feet	19,677	12,810	11,618
Total number of customers	168	117	103
Percent occupied of operating portfolio (1)	97.1%	99.1%	97.1%
Percent occupied of total portfolio (1)	95.5%	94.4%	97.1%
Percent leased of operating portfolio (1)	97.3%	99.3%	97.1%
Percent leased of total portfolio (1)	96.8%	94.6%	97.1%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2021 Compared to the Same Periods in 2020

The following table summarizes the changes in our results of operations for the three and six months ended June 30, 2021 as compared to the same periods in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 46 buildings totaling approximately 8.6 million square feet owned as of April 1, 2020, which represented 43.8% of total rentable square feet, 58.3% of total revenues, and 58.6% of net operating income for the three months ended June 30, 2021. The same store operating portfolio for the six month periods presented below included 45 buildings totaling approximately 8.5 million square feet owned as of January 1, 2020, which represented 43.1% of total rentable square feet, 62.6% of total revenues, and 63.2% of net operating income for the six months ended June 30, 2021.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	Change	%Change	2021	2020	Change	%Change
Rental revenues:
Same store operating properties	$16,897	$16,556	$341	2.1%	$33,215	$33,334	$(119)	(0.4)%
Other properties	12,081	1,789	10,292	NM %	19,831	1,788	18,043	NM %
Total rental revenues	28,978	18,345	10,633	58.0%	53,046	35,122	17,924	51.0%
Rental expenses:
Same store operating properties	(4,163)	(3,915)	(248)	(6.3)%	(7,814)	(8,006)	192	2.4%
Other properties	(3,087)	(368)	(2,719)	NM %	(5,011)	(365)	(4,646)	NM %
Total rental expenses	(7,250)	(4,283)	(2,967)	(69.3)%	(12,825)	(8,371)	(4,454)	(53.2)%
Net operating income:
Same store operating properties	12,734	12,641	93	0.7%	25,401	25,328	73	0.3%
Other properties	8,994	1,421	7,573	NM %	14,820	1,423	13,397	NM %
Total net operating income	21,728	14,062	7,666	54.5%	40,221	26,751	13,470	50.4%
Other income and expenses:
Real estate-related depreciation and amortization	(16,382)	(10,728)	(5,654)	(52.7)%	(30,241)	(20,448)	(9,793)	(47.9)%
General and administrative expenses	(2,121)	(1,794)	(327)	(18.2)%	(4,370)	(3,445)	(925)	(26.9)%
Advisory fees	(5,525)	(2,111)	(3,414)	NM	(9,460)	(3,896)	(5,564)	NM
Performance participation allocation	(11,842)	(2,985)	(8,857)	NM	(16,022)	(3,260)	(12,762)	NM
Acquisition costs and reimbursements	(1,148)	(753)	(395)	(52.5)%	(2,125)	(1,612)	(513)	(31.8)%
Equity in (loss) income from unconsolidated joint venture partnerships	(404)	—	(404)	(100.0)%	1,165	—	1,165	100.0%
Interest expense	(4,571)	(2,974)	(1,597)	(53.7)%	(8,295)	(6,296)	(1,999)	(31.8)%
Other income	93	153	(60)	(0.4)%	129	599	(470)	(0.8)%
Total expense support from the Advisor, net	—	5,788	(5,788)	(100.0)%	—	10,322	(10,322)	(100.0)%
Total expenses	(41,900)	(15,404)	(26,496)	NM	(69,219)	(28,036)	(41,183)	NM
Net (loss) income	(20,172)	(1,342)	(18,830)	NM	(28,998)	(1,285)	(27,713)	NM
Net loss attributable to redeemable noncontrolling interest	148	4	144	NM %	225	4	221	NM
Net income attributable to noncontrolling interests	(4)	—	(4)	(100.0)%	(8)	—	(8)	(100.0)%
Net (loss) income attributable to common stockholders	$(20,028)	$(1,338)	$(18,690)	NM	$(28,781)	$(1,281)	$(27,500)	NM
Weighted-average shares outstanding	177,754	115,419	62,335		163,355	95,026	68,329
Net (loss) income per common share - basic and diluted	$(0.11)	$(0.01)	$(0.10)		$(0.18)	$(0.01)	$(0.17)

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $10.6 million, or 58.0%, and $17.9 million, or 51.0%, for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio. For the three and six months ended June 30, 2021, non-same store rental revenues reflect the addition of 47 and 48 buildings we have acquired since April 1, 2020 and January 1, 2020, respectively. Same store rental revenues increased by $0.3 million, or 2.1%, for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue. Same store rental revenues decreased by $0.1 million, or 0.4%, for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to a decrease in prior year recoverable expenses due to the resolution of a tax appeal in the first quarter of 2021, resulting in a decrease to recovery revenue, which was partially offset by an increase in current year recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $3.0 million, or 69.3%, and $4.5 million, or 53.2%, for the three and six months ended June 30, 2021, respectively, as compared to the same period in 2020, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since April 1, 2020 and January 1, 2020, respectively. Same store rental expenses increased by $0.2 million, or 6.3%, for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to an increase in recoverable expenses in connection with the stabilization of one industrial property and an increase in recoverable real estate taxes, which were partially offset by a decrease in repair and maintenance due to the timing of roof maintenance for the real estate portfolio. Same store rental expenses decreased by $0.2 million, or 2.4%, for the three and six months ended June 30, 2021, as compared to the same period in 2020, primarily due to the resolution of a prior year tax appeal related to one of our properties, resulting in a decrease of recoverable expenses, and the decrease of roof maintenance expenses, which were partially offset by an increase in repairs and maintenance, including higher snow removal costs.

Other Expenses. Other expenses, in aggregate, increased by approximately $26.5 million and $41.2 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods in 2020, primarily due to the following:

●	an aggregate increase in advisory fees, including the fixed component and the performance participation allocation, of $12.3 million and $18.3 million for the three and six months ended June 30, 2021, respectively, as a result of the growth in our portfolio, as well as the increase in the value of our properties, as compared to the same periods in 2020;
●	a net decrease in the expense support from the Advisor of $5.8 million and $10.3 million for the three and six months ended June 30, 2021, respectively, due to the $5.8 million and $10.3 million of net expense support received for the three and six months ended June 30, 2020, respectively. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and, accordingly, we did not receive any expense support from the Advisor for the three and six months ended June 30, 2021.
●	an increase in real estate-related depreciation and amortization expense and general and administrative expenses totaling an aggregate amount of $6.0 million and $10.7 million for the three and six months ended June 30, 2021, respectively, as a result of the growth in our portfolio as compared to the same periods in 2020;

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may incur operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Due to the operating expenses we incurred for the fiscal quarter ended June 30, 2021, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to: a significant spike in capital raised from our public offering in the second quarter of 2021, which we are working to deploy as we continue to build our real estate portfolio; significant growth in our NAV, driven in part by the BTC I Partnership Transaction and the strong performance of our portfolio as a result of unprecedented demand in the industrial property sector due to the significant increase in e-commerce in the last year; and an increase in the performance participation allocation as a result of our receipt of the BTC I Partnership promote in December 2020 and our increased NAV, the majority of our independent directors determined that the excess expenses were justified. For these purposes, operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and MFFO:

					For the Period
					From Inception
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(August 12, 2014) to
(in thousands, except per share data)	2021	2020	2021	2020	June 30, 2021
GAAP net loss attributable to common stockholders	$(20,028)	$(1,338)	$(28,781)	$(1,281)	$(85,441)
GAAP net loss per common share	(0.11)	$(0.01)	(0.18)	$(0.01)	$(2.34)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(20,028)	$(1,338)	$(28,781)	$(1,281)	$(85,441)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	16,382	10,728	30,241	20,448	102,501
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	3,360	—	7,127	—	12,175
Redeemable noncontrolling interest's share of real estate-related depreciation and amortization and our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(145)	(33)	(299)	(62)	(481)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	—	(2,284)	—	(2,284)
Redeemable noncontrolling interest's share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	—	20	—	20
NAREIT FFO attributable to common stockholders	$(431)	$9,357	$6,024	$19,105	$26,490
NAREIT FFO per common share	$(0.00)	$0.08	$0.04	$0.20	$0.73
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$(431)	$9,357	$6,024	$19,105	$26,490
Add (deduct) MFFO adjustments:
Acquisition costs and reimbursements	1,148	753	2,125	1,612	13,259
Redeemable noncontrolling interest's share of acquisition costs and reimbursements	(8)	(2)	(17)	(5)	(31)
Straight-line rent and amortization of above/below-market leases	(1,983)	(2,505)	(3,007)	(3,923)	(16,845)
Our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	(349)	—	(612)	—	(980)
Redeemable noncontrolling interest's share of straight-line rent and amortization of above/below-market leases and our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	17	8	28	12	59
MFFO attributable to common stockholders	$(1,606)	$7,611	$4,541	$16,801	$21,952
MFFO per common share	$(0.01)	$0.07	$0.03	$0.18	$0.60
Weighted-average shares outstanding	177,754	115,419	163,355	95,026	36,484

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

During the six months ended June 30, 2021, we raised $564.3 million of gross equity capital from our public offering. As of June 30, 2021, we had $3.0 billion in assets under management, which includes the fair value of our real estate investments, the fair value of our net investment in our joint venture partnership of $54.8 million and $159.2 million in cash and cash equivalents. Additionally, we have leverage of 29.6%, calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and cash and cash equivalents. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of June 30, 2021, we directly owned and managed a real estate portfolio that included 93 industrial buildings totaling approximately 19.7 million square feet, with a diverse roster of 168 customers, large and small, spanning a multitude of industries and sectors across 22 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 95.5% occupied (96.8% leased) with a weighted-average remaining lease term (based on square feet) of 4.9 years. Contractual rent collections as of June 30, 2021 are consistent with average annual collections prior to the pandemic.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2021	2020	Change
Total cash provided by (used in):
Operating activities	$19,977	$18,670	$1,307
Investing activities	(917,866)	(300,567)	(617,299)
Financing activities	825,833	665,232	160,601
Net (decrease) increase in cash, cash equivalents and restricted cash	$(72,056)	$383,335	$(455,391)

Cash provided by operating activities during the six months ended June 30, 2021 increased by approximately $1.3 million as compared to the same period in 2020, primarily as a result of growth in our property operations, offset by an increase in the performance participation allocation in 2021 as a result of our receipt of the BTC I Partnership promote in December 2020. Cash used in investing activities during the six months ended June 30, 2021 increased by approximately $617.3 million as compared to the same period in 2020, primarily due to: (i) a net increase in acquisition and capital expenditure activity of $613.9 million, and (ii) an increase related to our investment in unconsolidated joint venture partnerships of $3.7 million in 2021, which were partially offset by distributions received in 2021 from the BTC I Partnership of $5.2 million. Cash provided by financing activities during the six months ended June 30, 2021 increased approximately $160.6 million as compared to the same period in 2020, primarily driven by (i) an increase in net borrowing activity under our line of credit and term loans of $286.4 million, and (ii) net proceeds from financing obligations of $57.9 million associated with the DST Program, which were partially offset by a $167.4 million decrease in the amount of net capital raised through our public offering and private placements, net of offering costs paid, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. During the six months ended June 30, 2020, particularly during the first quarter, we saw an extraordinary influx of capital.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2021, we had an aggregate of $1.4 billion of commitments under our credit agreement, including $430.0 million under our line of credit and $1.0 billion under our two term loans. As of that date, we had $92.0 million outstanding under our line of credit and $615.0 million outstanding under our term loans with an effective interest rate of 1.97%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were $338.0 million as of June 30, 2021. Our $430.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024. Our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of June 30, 2021, our term loans are our only consolidated indebtedness with maturity dates beyond 2022 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of June 30, 2021, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our $415.0 million term loan. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2021, we had property-level borrowings of approximately $167.8 million of principal outstanding with a weighted-average remaining term of 5.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.14%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership, cash and cash equivalents. We had leverage of 29.6% as of June 30, 2021. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of June 30, 2021 and expects that as we deploy capital going forward, our leverage will near approximately 50%.

Offering Proceeds. As of June 30, 2021, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $2.05 billion ($1.95 billion net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2021, approximately 44.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 55.1% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 4.3% were funded with proceeds from financing activities, and 50.8% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2021, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2021, or July 31, 2021, August 31, 2021 and

September 30, 2021 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the third quarter of 2021 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2021
June 30,	$—	—%	$10,544	43.5%	$1,386	5.7%	$12,290	50.7%	$24,220	$10,544
March 31,	—	—	9,433	46.5	528	2.6	10,310	50.9	20,271	9,433
Total	$—	—%	$19,977	44.9%	$1,914	4.3%	$22,600	50.8%	$44,491	$19,977
2020
December 31,	$—	—%	$—	—%	$9,389	50.2%	$9,315	49.8%	$18,704	$(3,438)
September 30,	—	—	344	2.0	8,209	48.3	8,451	49.7	17,004	344
June 30,	7,904	50.3	—	—	—	—	7,812	49.7	15,716	16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	20.2%	$891	1.4%	$17,598	28.6%	$30,655	49.8%	$61,582	$15,576
(1)	The Advisor provided expense support of $13.5 million and we reimbursed the Advisor $13.5 million during the year ended December 31, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and we did not receive additional expense support from the Advisor during the six months ended June 30, 2021. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2020 Form 10-K for a description of the expense support agreement.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the three months ended June 30, 2021 and 2020, our NAREIT FFO was ($0.4) million and $9.4 million, respectively, compared to total gross distributions of $24.2 million and $15.7 million, respectively. For the six months ended June 30, 2021 and 2020, our NAREIT FFO was $6.0 million and $19.1 million, respectively, compared to total gross distributions of $44.5 million and $25.9 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the six months ended June 30, 2021, we received eligible redemption requests for approximately 1.0 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $9.9 million, or an average price of $10.18 per share. For the six months ended June 30, 2020, we received eligible redemption requests for 0.1 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $1.4 million, or an average price of $9.86 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of August 5, 2021, we had raised gross proceeds of $2.4 billion from the sale of 225.3 million shares of its common stock in our public offerings, including $70.7 million from the sale of 7.0 million shares of our common stock through our distribution reinvestment plan. On August 4, 2021, we launched our third public offering of up to $5.0 billion in shares of our common stock in any combination of Class T shares, Class W shares and Class I shares, including up to $1.25 billion in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering. Our second public offering ended on August 4, 2021, immediately prior to the commencement of our third public offering.

Completed Acquisitions

Key Logistics Portfolio

On July 14, 2021, BCI IV Portfolio Real Estate Holdco LLC, a Delaware limited liability company, our indirect wholly owned subsidiary, acquired a 100% fee interest in 48 industrial buildings totaling approximately 8.3 million square feet on approximately 480.7 acres (the “Key Logistics Portfolio”) pursuant to an Agreement and Plan of Merger, by and between Black Creek Holdco, Prologis Targeted U.S. Logistics Fund, L.P., a Delaware limited partnership, Prologis USLV Operating Partnership, L.P., a Delaware limited partnership, and Prologis USLV SubREIT 1, LLC, a Delaware limited liability company. The Key Logistics Portfolio is located in 13 geographic markets throughout the United States and is 96.4% occupied by 83 customers with a weighted-average remaining lease term (based on square feet) of approximately 3.4 years.

The total purchase price was $920.0 million, subject to customary prorations. The Sellers are not affiliated with us or our affiliates. We funded the acquisition using proceeds from our public offering and funds from its existing credit facility.

Stonewood Logistics Center

On July 16, 2021, the Company acquired one industrial building located in the Pennsylvania market. The total purchase price was approximately $19.1 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Heron Industrial Center

On July 21, 2021, the Company acquired one industrial building located in the New Jersey market. The total purchase price was approximately $26.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $106.5 million, comprised of four industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

Ares Acquisition

Completion of the Transaction with Ares

On July 1, 2021, Ares closed on the Transaction. On the same date, our Former Advisor assigned the advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor and we now consider the Ares real estate group to be our sponsor.

Ares intends to continue to operate the business of Black Creek Group consistent with past practice. The principals of Black Creek Group, the rest of the management team and our current officers are expected to continue to serve in their roles with respect to us for the foreseeable future, although certain Ares personnel are expected to join our board of directors and have joined the Advisor’s investment committee. Any changes to our board of directors, management team or investment policies will require approval of our board of directors. Although such changes may be made in the future, no such changes have been approved at this time.

Advisory Agreement

On July 1, 2021, in connection with the Transaction, we and the Operating Partnership entered into the Advisory Agreement with the New Advisor. The Advisory Agreement amends and restates the Prior Advisory Agreement to, among other things, reflect the assignment of the Former Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the

Advisory Agreement ends on July 1, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

Limited Partnership Agreement

On July 1, 2021, in connection with the Transaction, we, on behalf of ourself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Eighth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP (the “Limited Partnership Agreement”). The Limited Partnership Agreement amends and restates the Seventh Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of February 16, 2021 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Limited Partnership Agreement are otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

Equity Incentive Plans

On July 1, 2021, in connection with the Transaction, we adopted a Second Amended and Restated Equity Incentive Plan and an Amended and Restated Private Placement Equity Incentive Plan, in order to add Ares, the New Advisor and their affiliates as plan related parties, which will allow the outstanding awards under each plan to continue to vest in due course following the closing of the transaction.

Term Loan

On July 16, 2021, we entered into a loan agreement with Regions Bank, pursuant to which we obtained a secured term loan in the amount of $209.3 million. The effective interest rate is calculated based on LIBOR plus a margin of 1.50% and the term loan has a four year term, which may be extended pursuant to a one-year extension option, subject to us satisfying certain conditions.

Status of Derivative Instruments

Subsequent to June 30, 2021, we had executed three interest rate swaps on its $600.0 million term loan with an aggregate notional amount of $225.0 million.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of June 30, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2021, our consolidated debt outstanding consisted of borrowings under our term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2021, our consolidated fixed interest rate debt consisted of $350.0 million under our $415.0 million term loan, which was effectively fixed through the use of interest swap agreements, and $167.8 million of principal borrowings under our mortgage notes. In total, our fixed rate debt represented approximately 59.2% of our total consolidated debt as of June 30, 2021. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $520.3 million and $517.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2021. Based on our debt as of June 30, 2021, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of June 30, 2021, our consolidated variable interest rate debt consisted of $265.0 million under our term loans, and $92.0 million under our line of credit, which represented 40.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $357.0 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2021, would increase our annual interest expense by approximately $0.4 million.

Derivative Instruments. As of June 30, 2021, we had seven outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk, with a total notional amount of $350.0 million. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our interest rate swaps. We are exposed to credit risk of the counterparty to our interest rate swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our term loan that is fixed through the use of the swaps.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (the “First Quarter 2021 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K and the First Quarter 2021 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our 2020 Form 10-K and First Quarter 2021 10-Q, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K and First Quarter 2021 10-Q.

Our ability to redeem your shares may be limited. In addition, our board of directors may modify or suspend our share redemption program at any time.

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

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and your overall return. Further, if redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on stockholders whose shares are not redeemed, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. Although our board of directors has the discretion to suspend our share redemption program, our board of directors will not terminate our share redemption program other than in connection with a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. Our board of directors may determine that it is in our best interests and the interest of our stockholders to suspend the share redemption program as a result of regulatory changes, changes in law, if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed, a lack of available funds, a determination that redemption requests are having an adverse effect on our operations or other factors. Upon suspension of our share redemption program, our share redemption program requires our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we are not required to authorize the re-commencement of the share redemption program within any specified period of time and any suspension may be for an indefinite period, which would be tantamount to a termination. As a result, your ability to have your shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies that are used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In determining the amount of such discount, consideration may be given to a variety of factors, including, without limitation, the nature and length of such restriction. As a result, the realizable value of our interest in joint ventures or partnerships used in the calculation of our NAV may be lower than the value that would be derived if a minority or liquidity discount had not been applied, which could then have a negative impact on our calculation of NAV. Similarly, if any such properties held in a joint venture or partnership in which we own a minority interest are transferred to us as part of a liquidation of the assets of the joint venture or partnership or other transaction resulting in our ownership of 100% of such properties, such as is the case with respect to the BTC I Partnership and could happen in the future with respect to the BTC II Partnership, pursuant to the terms of its partnership agreement, it could have a positive impact on the calculation of our NAV. In some cases, the impact may be significant. For example, we estimate the fair value of our minority ownership interest in the BTC II Partnership as of June 30, 2021 would have been $8.9 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $8.9 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2021.

The performance participation allocation, which is a component of the advisory fee, is calculated on the basis of the overall investment return provided to holders of Fund Interests over a calendar year, so it may not be consistent with the return on your shares.

The performance participation allocation is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Advisor will earn a performance participation allocation equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the Hurdle Amount. Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Advisor will earn a performance participation allocation equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event, as described in “The Advisor and the Advisory Agreement—The Advisory Agreement—Advisory Fee and Expense Reimbursements.” The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward was zero as of the effective date of the Advisory Agreement. Therefore, payment of the performance participation allocation (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%.

As a result of the manner in which the performance participation allocation is calculated, as described above, the performance participation allocation is not directly tied to the performance of the shares you purchase, the class of shares you purchase, or the time period during which you own your shares. The performance participation allocation may be payable to the Advisor even if the NAV of your shares at the time the performance participation allocation is calculated is below your purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on your purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance participation allocation is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance participation allocation, even if no performance participation allocation is ultimately payable to the Advisor for all or any portion of such calendar year. In addition, if the Advisor earns the performance participation allocation in any given year, neither of them will be obligated to return any portion of it based on our subsequent performance.

Due to the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business by Ares, the management and personnel of Black Creek Group, our investment strategy and our business strategy may change without stockholder approval.

On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor. We believe that Ares intends to continue to operate the business of Black Creek Group consistent with past practice. On the same date, our Former Advisor assigned the Advisory Agreement to our New Advisor. The principals of Black Creek Group, the rest of the management team and our current officers are expected to continue to serve in their roles with respect to our Company for the foreseeable future, although certain Ares personnel are expected to join our board of directors and have joined the Advisor’s management team and investment committee. We intend to continue to operate as a NAV-based REIT with no targeted liquidity window primarily focused on investing in and operating institutional-quality bulk distribution, light industrial and last-mile distribution facilities and other industrial properties that are leased to creditworthy corporate customers. Any changes to our board of directors, management team or investment policies will require approval of our board of directors. Although such changes may be made in the future, no such changes have been approved at this time. However, the members of the management team at Black Creek Group and our Company may eventually change, including the positions currently held by Messrs. Mulvihill and Zucker. We expect to appoint a representative of Ares to our board of directors. We may also approve changes to our investment policies and business strategies. Stockholders in our Company should be aware of the risk that these aspects impose on our management and that our Company’s overall management strategy could change without stockholder approval.

We could face challenges related to the integration of Black Creek into the business, operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the transaction.

The integration of Black Creek Group into the business of Ares could present challenges that are often encountered by the surviving companies of similar corporate transactions (e.g., issues involving the integration of corporate cultures or infrastructure), in addition to unanticipated challenges, which could divert time and attention away from the activities of our Company.

As a result of the transaction, there may be future changes to the composition of our senior management team and investment professionals.  The loss of one or more key people at the Advisor who are expected to continue to serve in their respective roles following the closing of the transaction could have a material adverse effect on our performance.

Former employees of Black Creek Group, in their capacities at Ares, are expected to work on new projects or accounts that they were not involved in when Black Creek was a standalone business.  As a result of the transaction and related integration of certain Black Creek Group personnel, conflicts may arise in the allocation of certain personnel and other resources.  Different entities and persons may be performing different roles and devoting different levels of attention to our Company as compared to the individuals and entities performing these functions prior to the closing of the transaction.

There will not be a complete overlap in the team of management professionals, and the roles of various team members, as between our Company and prior investment vehicles sponsored by Ares and Black Creek Group, respectively. Investors should consider this when reviewing historical information about our Sponsor and Black Creek Group in the prospectus.

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital in our public offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The full impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend this offering to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital in our public offering, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims arising under the Securities Act or the Exchange Act. Similarly, this choice of forum provision will not apply to actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts, in which our shares are sold pursuant to our public offering; provided that the inapplicability of this choice of forum provision to such actions will not cause this provision to be inapplicable to other types of claims, whether they are brought concurrently with or before or after actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts in which our shares are sold pursuant to our public offering. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

Advisory fees may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

The advisory fees we pay the Advisor are made up of a fixed component and a performance participation allocation. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance participation allocation, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. Because the performance participation allocation is based on our NAV, the Advisor may be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail dispositions of assets or share redemptions to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.

Our Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, and key personnel in the Advisor, the Dealer Manager and/or other entities related to the Sponsor. The Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

●	public offerings of equity by us, which may result in increased fees for the Advisor and other related parties;

●	competition for customers from entities sponsored or advised by affiliates of the Sponsor that own properties in the same geographic area as us; and

●	investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.

We will be responsible for our proportionate share of certain fees and expenses, including due diligence costs, as determined by our Advisor, including legal, accounting and financial advisor fees and related costs, incurred in connection with evaluating and consummating investment opportunities, regardless of whether such transactions are ultimately consummated by the parties thereto.

In addition, we reimburse the Advisor and its affiliates for the salaries and other compensation of its personnel in accordance with the Advisory Agreement based on the percentage of such personnel’s time spent on our affairs. Pursuant to the terms of our Advisory Agreement, we reimburse our Advisor and its affiliates for personnel (and related employment) costs and overhead (including, but not limited to, allocated rent paid, equipment, utilities, insurance, travel and entertainment, and other costs) incurred by the Advisor or its affiliates in performing the services under the Advisory Agreement, including, but not limited to, total compensation, benefits and other overhead of all employees involved in the performance of such services; provided, that we will not reimburse the Advisor or its affiliates for services for which the Advisor or its affiliates are entitled to compensation in the form of a separate fee.

Considerations relating to compensation to the Advisor and its affiliates from us and other entities sponsored or advised by affiliates of the Sponsor could result in decisions that are not in our stockholders best interests, which could hurt our ability to pay distributions to our stockholders or result in a decline in the value of our stockholders’ investments. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with us or the Sponsor.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Advisor or its affiliates.

We may invest in, acquire, sell assets to or provide financing to investment vehicles managed by our Advisor or its affiliates and their portfolio companies or purchase assets from, sell assets to, or arrange financing from any such investment vehicles and their portfolio companies. Any such transactions will require approval by a majority of our independent directors. There can be no assurance that any procedural protections will be sufficient to ensure that these transactions will be made on terms that will be at least as favorable to us as those that would have been obtained in an arm’s-length transaction.

We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, William Benjamin, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Brian R. Lange, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, David Roth, Scott A. Seager, Jeffrey W. Taylor, J. R. Wetzel, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

Our Advisor is subject to extensive regulation as an investment adviser, which could adversely affect its ability to manage our business.

Our Advisor is subject to regulation as an investment adviser by various regulatory authorities that are charged with protecting the interests of its clients, including us. Instances of criminal activity and fraud by participants in the investment management industry and disclosures of trading and other abuses by participants in the financial services industry have led the United States Government and regulators to increase the rules and regulations governing, and oversight of, the United States financial system. This activity resulted in changes to the laws and regulations governing the investment management industry and more aggressive enforcement of the existing laws and regulations. Our Advisor could be subject to civil liability, criminal liability, or sanction, including revocation of its registration as an investment adviser, revocation of the licenses of its employees, censures, fines, or temporary suspension or permanent bar from conducting business, if it is found to have violated any of these laws or regulations. Any such liability or sanction could adversely affect our Advisor’s ability to manage our business. Our Advisor must continually address conflicts between its interests and those of its clients, including us. In addition, the SEC and other regulators have increased their scrutiny of potential conflicts of interest. Our Advisor has procedures and controls that are reasonably designed to address these issues. However, appropriately dealing with conflicts of interest is complex and difficult and if our Advisor fails, or appears to fail, to deal appropriately with conflicts of interest, it could face litigation or regulatory proceedings or penalties, any of which could adversely affect its ability to manage our business.

We compete with entities sponsored or advised by affiliates of the Sponsor, for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance, or sell investments, and for customers, which may have an adverse impact on our operations.

We compete with entities sponsored or advised by affiliates of the Sponsor and may compete with any such entity created in the future, as well as entities for whom affiliates of the Sponsor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, lease, finance or sell properties at the same time as these entities are buying, leasing, financing or selling properties. In this regard, there is a risk that we will purchase a property that provides lower returns to us than a property purchased by entities sponsored or advised by affiliates of the Sponsor and entities for whom affiliates of the Sponsor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Sponsor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

The Sponsor and the Advisor have implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. These guidelines are designed to allow, where possible, each fund with a potentially competing property to bid on a lease with a prospective customer in a fair and equitable manner.

Because affiliates of the Sponsor and the Advisor currently sponsor and advise, and in the future may sponsor and advise, other investment vehicles and clients (each, an “Advisory Client”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to real estate investment opportunities. In order to manage this potential conflict of interest, in allocating opportunities among the Advisory Clients, the Sponsor follows an allocation policy (the “Allocation Policy”) which endeavors to allocate investment opportunities in a fair and equitable manner. The Sponsor’s Allocation Policy, which may be amended without our consent, is intended to enable us to share equitably with any other Advisory Clients that are managed by the Sponsor and the Advisor and competing with us to acquire similar types of assets.

Under the Allocation Policy, real estate equity investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Sponsor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Sponsor and the Advisor. In addition, the Sponsor may from time to time grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. Current existing Rotational Priorities have been granted to certain of the Sponsor’s industrial real estate funds which ensure them a minimum number of opportunities (e.g., one out of every three) in each core, value-add and development rotation. This means that, depending on the number of Advisory Clients in each such rotation, we may be offered less investment opportunities so that the Rotational Priority can be met. The Sponsor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

The Sponsor may modify its overall allocation policies from time to time. Any changes to the Sponsor’s allocation policies will be timely reported to our board of directors or our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We expect that there will be no regular secondary trading market for shares of our common stock. While our stockholders should view their investment as long term with limited liquidity, we have adopted a share redemption program applicable to all shares of our common stock, whereby stockholders may receive the benefit of limited liquidity by presenting for redemption to us all or any portfion of those shares in accordance with the procedures and subject to certain conditions and limitations. All references herein to classes of shares of our common stock do not include the OP Units issued by our Operating Partnership, unless the context otherwise requires.

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price. However, our board of directors has determined to waive the 5.0% Early Redemption Deduction for shares redeemed from February of 2021 through at least the end of September of 2021, even if the shares have been outstanding for less than one year. The Early Redemption Deduction may also be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. In addition, shares of our common stock acquired through the redemption of OP Units will not be subject to the Early Redemption Deduction. To have your shares redeemed, your redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

Our board of directors may modify or suspend our share redemption program if in its reasonable judgment it deems such actions to be in our best interest and the best interest of our stockholders. Although our board of directors has the discretion to suspend our share redemption program, our board of idrectors will not terminate our share redemption program other than in connection with a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. Our board of directors may determine that it is in our best interests and the interest of our stockholders to suspend the share redemption program as a result of regulatory changes, changes in law, if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed, a lack of available funds, a determination that redemption requests are having an adverse effect on our operations or other factors. Once the share redemption program has been suspended, our board of directors must affirmatively authorize the recommencement of the program before stockholder requests will be considered again. Following any suspension, our share redemption program requires our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we are not required to authorize the re-commencement of the share redemption program within any specified period of time and any suspension may be for an indefinite period, which would be tantamount to a termination.

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

The table below summarizes the redemption activity for the three months ended June 30, 2021:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
April 30, 2021	193,244	$10.19	193,244	—
May 31, 2021	199,214	10.20	199,214	—
June 30, 2021	318,447	10.25	318,447	—
Total	710,905	$10.22	710,905	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of June 2, 2021, by and among BCI IV Portfolio Real Estate Holdco LLC, Prologis USLV Operating Partnership, L.P., Prologis USLV SubREIT 1, LLC and Prologis Targeted U.S. Logistics Fund, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2021.***

3.1

Third Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on June 30, 2017 (“Pre-Effective Amendment”).

3.2

Third Amended and Restated Bylaws of Black Creek Industrial REIT IV Inc. (formerly known as Industrial Logistics Realty Trust Inc.). Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2017.

3.3	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

4.1*	Amended and Restated Share Redemption Program, effective as of August 4, 2021.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3	Form of Subscription Agreement. Incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A (File No. 333-255376) on July 19, 2021.

10.1

Master Transaction Agreement, dated as of June 15, 2021, by and between IPT BTC I GP LLC, IPT BTC I LP LLC and QR Master Holdings USA II LP. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.2

Distribution and Redemption Agreement, dated as of June 15, 2021, by and between IPT BTC I GP LLC, IPT BTC I LP LLC and Build-To-Core Industrial Partnership I LP. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.3

Membership Interest Purchase Agreement, dated as of June 15, 2021, by and between BTC I REIT B LLC and BTC I REIT A LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.4

Contribution, Distribution and Redemption Agreement, dated as of June 15, 2021, by and between Build-To-Core Industrial Partnership I LP and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

Exhibit Number	Description
99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

101

The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 10, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

*** The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and will furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK CREEK INDUSTRIAL REIT IV INC.

August 10, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

August 10, 2021	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)