Form 10-Q
period 2021-09-30
BLACK CREEK INDUSTRIAL REIT IV Inc.
filed 2021-11-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, there were 203,776,254 shares of the registrant’s Class T common stock, 12,984,645 shares of the registrant’s Class W common stock and 35,446,864 shares of the registrant’s Class I common stock outstanding.

BLACK CREEK INDUSTRIAL REIT IV INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2021	2020
	(unaudited)
ASSETS
Net investment in real estate properties	$3,658,003	$1,322,521
Investment in unconsolidated joint venture partnership(s)	51,262	324,242
Cash and cash equivalents	132,070	232,369
Restricted cash	1,834	530
Due from affiliates	88	3,308
Deferred acquisition costs	8,460	610
DST Program Loans	33,074	—
Other assets	27,634	13,848
Total assets	$3,912,425	$1,897,428
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$36,852	$12,483
Debt, net	1,456,595	579,171
Intangible lease liabilities, net	39,129	11,609
Financing obligations, net	196,773	—
Due to affiliates	49,277	28,275
Distributions payable	10,842	6,450
Distribution fees payable to affiliates	80,913	44,962
Other liabilities	25,927	18,015
Total liabilities	1,896,308	700,965
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	14,338	3,648
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 193,950 and 130,565 shares issued and outstanding, respectively	1,940	1,306
Class W common stock, $0.01 par value per share - 75,000 shares authorized, 11,872 and 7,866 shares issued and outstanding, respectively	119	79
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 31,395 and 3,040 shares issued and outstanding, respectively	314	30
Additional paid-in capital	2,263,645	1,329,799
Accumulated deficit and cumulative distributions	(260,680)	(128,775)
Accumulated other comprehensive loss	(3,746)	(9,750)
Total stockholders’ equity	2,001,592	1,192,689
Noncontrolling interests	187	126
Total equity	2,001,779	1,192,815
Total liabilities and equity	$3,912,425	$1,897,428

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues:
Rental revenues	$55,854	$21,313	$108,900	$56,435
Total revenues	55,854	21,313	108,900	56,435
Operating expenses:
Rental expenses	13,218	5,059	26,043	13,430
Real estate-related depreciation and amortization	36,945	13,231	67,186	33,679
General and administrative expenses	2,126	1,765	6,496	5,210
Advisory fees	8,273	2,561	17,733	6,457
Performance participation allocation	29,910	2,935	45,932	6,195
Acquisition costs and reimbursements	1,214	750	3,339	2,362
Total operating expenses	91,686	26,301	166,729	67,333
Other (income) expenses:
Equity in (income) loss from unconsolidated joint venture partnership(s)	(5,328)	629	(6,493)	629
Interest expense	9,001	3,065	17,296	9,362
Other income	(274)	(52)	(403)	(652)
Total expenses before expense support	95,085	29,943	177,129	76,672
Total (reimbursement to) expense support from the Advisor, net	—	(4,438)	—	5,884
Net expenses after expense support	(95,085)	(34,381)	(177,129)	(70,788)
Net loss	(39,231)	(13,068)	(68,229)	(14,353)
Net loss attributable to redeemable noncontrolling interests	228	38	453	42
Net income attributable to noncontrolling interests	(6)	(1)	(14)	(1)
Net loss attributable to common stockholders	$(39,009)	$(13,031)	$(67,790)	$(14,312)
Weighted-average shares outstanding	223,706	124,798	183,693	105,022
Net loss per common share - basic and diluted	$(0.17)	$(0.10)	$(0.37)	$(0.14)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net loss	$(39,231)	$(13,068)	$(68,229)	$(14,353)
Change from cash flow hedging derivatives	2,849	806	6,047	(13,132)
Comprehensive loss	$(36,382)	$(12,262)	$(62,182)	$(27,485)
Comprehensive loss attributable to redeemable noncontrolling interests	212	36	410	104
Comprehensive loss attributable to common stockholders	$(36,170)	$(12,226)	$(61,772)	$(27,381)

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	118,432	$1,185	$1,110,874	$(70,433)	$(11,684)	$1	$1,029,943
Net loss (excludes $38 attributable to redeemable noncontrolling interests)	—	—	—	(13,032)	—	1	(13,031)
Change from cash flow hedging activities (excludes $2 attributable to redeemable noncontrolling interests)	—	—	—	—	804	—	804
Issuance of common stock	10,379	103	108,059	—	—	—	108,162
Share-based compensation	—	—	284	—	—	—	284
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,826)	—	—	—	(5,826)
Trailing distribution fees	—	—	(4,178)	2,952	—	—	(1,226)
Redemptions of common stock	(181)	(2)	(1,773)	—	—	—	(1,775)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders (excludes $49 attributable to redeemable noncontrolling interests)	—	—	—	(17,004)	—	(1)	(17,005)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(86)	—	—	—	(86)
Balance as of September 30, 2020	128,630	$1,286	$1,207,354	$(97,517)	$(10,880)	$126	$1,100,369
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734
Net (loss) income (excludes $228 attributable to redeemable noncontrolling interests)	—	—	—	(39,009)	—	6	(39,003)
Change from cash flow hedging activities (excludes $16 attributable to redeemable noncontrolling interests)	—	—	—	—	2,833	—	2,833
Issuance of common stock	42,544	426	451,690	—	—	—	452,116
Share-based compensation	—	—	378	—	—	—	378
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(6,873)	—	—	—	(6,873)
Trailing distribution fees	—	—	(23,096)	4,263	—	—	(18,833)
Redemptions of common stock	(566)	(5)	(5,920)	—	—	—	(5,925)
Distributions to stockholders (excludes $178 attributable to redeemable noncontrolling interests)	—	—	—	(30,500)	—	(6)	(30,506)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,142)	—	—	—	(1,142)
Balance as of September 30, 2021	237,217	$2,373	$2,263,645	$(260,680)	$(3,746)	$187	$2,001,779

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net (loss) income (excludes $42 attributable to redeemable noncontrolling interests)	—	—	—	(14,313)	—	1	(14,312)
Change from cash flow hedging activities (excludes $62 attributable to redeemable noncontrolling interests)	—	—	—	—	(13,070)	—	(13,070)
Issuance of common stock	79,682	797	831,861	—	—	—	832,658
Share-based compensation	—	—	1,260	—	—	—	1,260
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(40,273)	—	—	—	(40,273)
Trailing distribution fees	—	—	(33,559)	7,404	—	—	(26,155)
Redemptions of common stock	(327)	(3)	(3,212)	—	—	—	(3,215)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders (excludes $147 attributable to redeemable noncontrolling interests)	—	—	—	(42,878)	—	(1)	(42,879)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(249)	—	—	—	(249)
Balance as of September 30, 2020	128,630	$1,286	$1,207,354	$(97,517)	$(10,880)	$126	$1,100,369
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $453 attributable to redeemable noncontrolling interests)	—	—	—	(67,790)	—	14	(67,776)
Change from cash flow hedging activities (excludes $43 attributable to redeemable noncontrolling interests)	—	—	—	—	6,004	—	6,004
Issuance of common stock	97,284	973	1,015,478	—	—	—	1,016,451
Share-based compensation	—	—	1,234	—	—	—	1,234
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(18,222)	—	—	—	(18,222)
Trailing distribution fees	—	—	(46,827)	10,876	—	—	(35,951)
Redemptions of common stock	(1,538)	(15)	(15,821)	—	—	—	(15,836)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $536 attributable to redeemable noncontrolling interests)	—	—	—	(74,991)	—	(14)	(75,005)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,996)	—	—	—	(1,996)
Balance as of September 30, 2021	237,217	$2,373	$2,263,645	$(260,680)	$(3,746)	$187	$2,001,779

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net loss	$(68,229)	$(14,353)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	67,186	33,679
Equity in (income) loss from unconsolidated joint venture partnerships	(6,493)	629
Straight-line rent and amortization of above- and below-market leases	(7,969)	(6,362)
Other	2,643	1,999
Changes in operating assets and liabilities:
Tenant receivables and other assets	(6,310)	372
Accounts payable and accrued liabilities	12,962	1,166
Due from / to affiliates, net	51,008	1,884
Net cash provided by operating activities	44,798	19,014
Investing activities:
Real estate acquisitions	(1,468,488)	(326,916)
Incremental investment to acquire joint venture partnership portfolio	(585,021)	—
Deferred acquisition costs	(8,450)	(1,600)
Capital expenditures	(16,362)	(4,883)
Investment in unconsolidated joint venture partnerships	(4,402)	(301,839)
Distributions from joint venture partnerships	5,200	—
Net cash used in investing activities	(2,077,523)	(635,238)
Financing activities:
Proceeds from mortgage note	209,250	—
Proceeds from line of credit	640,000	—
Repayments of line of credit	(566,000)	(107,000)
Proceeds from term loan	600,000	107,500
Debt issuance costs paid	(7,239)	(2,780)
Proceeds from issuance of common stock	969,035	778,685
Proceeds from financing obligations, net	166,911	—
Offering costs paid in connection with issuance of common stock and private placements	(23,343)	(7,619)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(24,945)	(13,040)
Distribution fees paid to affiliates	(10,515)	(6,802)
Redemptions of common stock	(15,836)	(3,215)
Other	(3,588)	—
Net cash provided by financing activities	1,933,730	745,729
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,995)	129,505
Cash, cash equivalents and restricted cash, at beginning of period	232,899	51,178
Cash, cash equivalents and restricted cash, at end of period	$133,904	$180,683

See accompanying Notes to Condensed Consolidated Financial Statements.

BLACK CREEK INDUSTRIAL REIT IV INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Unless the context otherwise requires, the “Company” and “BCI IV” refers to Black Creek Industrial REIT IV Inc. and its consolidated subsidiaries, which includes BCI IV Operating Partnership LP (the “Operating Partnership”). The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of the closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See Note 11 for additional information regarding this transaction. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments

We record our derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether the instrument has been designated and qualifies as a hedge and, if so, the type of hedge. Our interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. Our interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. We do not use derivative instruments for trading or speculative purposes.

Reclassifications

Certain items in the Company’s condensed consolidated balance sheets for 2020 have been reclassified to conform to the 2021 presentation. Intangible lease liabilities, net have been reclassified from other liabilities and are presented separately in the condensed consolidated balance sheets. Additionally, straight-line and tenant receivables have been reclassified to other assets in the condensed consolidated balance sheets.

Certain items in the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020 have been reclassified to conform to 2021 presentation. Other income has been reclassified from interest expense and other and is presented separately in the condensed consolidated statements of operations. Additionally, other expense reimbursements, related party has been reclassified to general and administrative expenses in the condensed consolidated statements of operations.

Promote Revenue Recognition

The Company may earn performance-based incentive fees based on a joint venture’s cumulative returns over a certain time period. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents and interest rates. As these key inputs are highly volatile and out of the Company’s control, and such volatility can materially impact its performance-based incentive fee period over period, revenue recognition of the performance-based incentive fee is limited to amounts for which it is probable that a significant revenue reversal will not occur. See “Note 15” for additional information on the BTC II Partnership (defined in “Note 5”) promote.

3. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2021, the Company acquired 100% of the following properties, all of which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Gerwig Distribution Center	1/8/2021	1	$19,274
Harvill Business Center	3/10/2021	1	60,588
Princess Logistics Center	4/12/2021	1	74,075
Rancho Cucamonga Business Center	5/28/2021	1	24,624
Norton Distribution Center	6/1/2021	1	32,413
Build-To-Core Logistics Portfolio (2)	6/15/2021	22	876,731
Benchmark Distribution Center	6/18/2021	1	19,651
Key Logistics Portfolio	7/14/2021	48	916,766
Stonewood Logistics Center	7/16/2021	1	19,343
Heron Industrial Center	7/21/2021	1	25,999
Colony Crossing Logistics Portfolio	8/17/2021	2	21,569
Harvill Industrial Center	8/23/2021	—	7,532
Commerce Farms Logistics Center	8/25/2021	1	63,821
North County Commerce Center	8/30/2021	5	147,132
Performance Distribution Center	9/7/2021	1	29,532
Madison Distribution Center	9/17/2021	1	13,002
Total Acquisitions		88	$2,352,052
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.
(2)	Refer to “Note 5” for further detail regarding the Build-To-Core Logistics Portfolio acquisition.

During the nine months ended September 30, 2021, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2021
Land	$552,797
Building and improvements	1,682,161
Intangible lease assets	134,395
Above-market lease assets	6,052
Construction in progress	8,067
Below-market lease liabilities	(31,420)
Total purchase price (1)	$2,352,052
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the nine months ended September 30, 2021, as of the respective date of each acquisition, was 4.6 years.

4. INVESTMENT IN REAL ESTATE

As of September 30, 2021 and December 31, 2020, the Company’s consolidated investment in real estate properties consisted of 153 and 65 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2021	December 31, 2020
Land	$939,036	$385,988
Building and improvements	2,574,634	885,489
Intangible lease assets	264,648	119,765
Construction in progress	20,559	4,203
Investment in real estate properties	3,798,877	1,395,445
Less accumulated depreciation and amortization	(140,874)	(72,924)
Net investment in real estate properties	$3,658,003	$1,322,521

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2021 and December 31, 2020 included the following:

	As of September 30, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$254,652	$(58,157)	$196,495	$115,821	$(32,699)	$83,122
Above-market lease assets (1)	9,996	(1,458)	8,538	3,944	(694)	3,250
Below-market lease liabilities	(48,892)	9,763	(39,129)	(17,471)	5,862	(11,609)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,298	$1,630	$4,834	$4,170
Above-market lease amortization	(374)	(191)	(765)	(365)
Below-market lease amortization	2,038	1,000	3,900	2,557
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$23,438	$6,980	$41,728	$18,039
Intangible lease asset amortization	13,507	6,251	25,458	15,640

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

	As of				Investment in Unconsolidated
	September 30, 2021		December 31, 2020		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	September 30,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2021	2020
BTC I Partnership	—%	—	26.8%	42	$—	$279,108
BTC II Partnership	8.0%	27	8.0%	25	51,262	45,134
Total BTC Partnerships		27		67	$51,262	$324,242
(1)	Represents acquired or completed buildings.

As of September 30, 2021, the book value of the Company’s investment in the BTC II Partnership was $51.3 million, which includes $5.8 million of outside basis difference. The outside basis difference originated from the difference between the purchase price paid by the Company for the minority ownership interest in the BTC II Partnership, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnership.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2021	2020	Maturity Date	2021	2020
Line of credit (1)	1.38%	1.44%	November 2023	$74,000	$—
Term loan (2)	2.22	2.23	February 2024	415,000	415,000
Term loan (3)	1.64	—	May 2026	600,000	—
Fixed-rate mortgage notes (4)	3.14	3.14	August 2024 - December 2027	167,750	167,750
Floating-rate mortgage note (5)	1.58	—	July 2025	209,250	—
Total principal amount / weighted-average (6)	1.96%	2.49%		$1,466,000	$582,750
Less unamortized debt issuance costs				$(10,097)	$(4,430)
Add mark-to-market adjustment on assumed debt, net				692	851
Total debt, net				$1,456,595	$579,171
Gross book value of properties encumbered by debt				$653,862	$299,318
(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of September 30, 2021, total commitments for the line of credit were $430.0 million and the unused and available portions under the line of credit were both $356.0 million.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. As of September 30, 2021, total commitments for the term loan were $415.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate. As of September 30, 2021, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(4)	Interest rates range from 2.90% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate is calculated based on LIBOR plus a margin of 1.50%.
(6)	The weighted-average remaining term of the Company’s consolidated debt was approximately 3.8 years as of September 30, 2021, excluding any extension options on the line of credit and $209.3 million mortgage note.

As of September 30, 2021, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2021	$—	$—	$—	$—
2022	—	—	—	—
2023	74,000	—	—	74,000
2024	—	415,000	38,000	453,000
2025	—	—	209,250	209,250
Thereafter	—	600,000	129,750	729,750
Total principal payments	$74,000	$1,015,000	$377,000	$1,466,000
(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, the Company’s line of credit, term loans, and $209.3 million mortgage note are the only consolidated indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of September 30, 2021, the Company has interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under its $415.0 million term loan and on $225.0 million of commitments under its $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of September 30, 2021. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of September 30, 2021.

Derivative Instruments

To manage interest rate risk for certain of its variable-rate debt, the Company uses interest rate swaps as part of its risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by providing a fixed interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Interest rate caps are not designated as hedges. Certain of the Company’s variable-rate borrowings are not hedged, and therefore, to an extent, the Company has on-going exposure to interest rate movements.

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item. The interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value are recognized through income.

During the next 12 months, the Company estimates that approximately $4.8 million will be reclassified as an increase to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of September 30, 2021
Interest rate swaps	10	$575,000	Other liabilities	$(3,762)
Interest rate caps	1	170,000	Other assets	375
Total derivative instruments	11	$745,000		$(3,387)
As of December 31, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(9,809)

The following table presents the effect of the Company’s derivative instruments on the Company’s condensed consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$1,752	$(59)	$3,146	$(14,385)
Amount reclassified from AOCI into interest expense	1,097	865	2,901	1,253
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	9,001	3,065	17,296	9,362
Derivative Instruments Not Designated as Cash Flow Hedges
Loss recognized in income	$(2)	$—	$(2)	$—

cond

7. DST PROGRAM

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

In order to facilitate additional capital raise through the DST Program, the Company has made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of September 30, 2021, there were approximately $33.1 million of outstanding DST Program Loans that the Company has made to partially finance the sale of DST Interests. DST Program Loans are evidenced by promissory notes from the investor, secured by the investor’s DST Interests, and based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR, or an alternate rate in the event LIBOR is not available, and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, the Company includes its investments in DST Program Loans separately on its condensed consolidated balance sheets in the “DST Program Loans” line item and includes income earned from DST Program Loans in “other income” on its statements of operations. The Company does not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the nine months ended September 30, 2021, the Company sold approximately $200.0 million in gross interests related to the DST Program, including interests financed by $33.1 million of DST Program Loans, and incurred rent obligations of approximately $1.8 million under its master lease agreements with investors who are participating in the DST Program.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2021
Assets
Derivative instruments	$—	$375	$—	$375
Total assets measured at fair value	$—	$375	$—	$375
Liabilities
Derivative instruments	$—	$(3,762)	$—	$(3,762)
Total liabilities measured at fair value	$—	$(3,762)	$—	$(3,762)
As of December 31, 2020
Liabilities
Derivative instruments	$—	$(9,809)	$—	$(9,809)
Total liabilities measured at fair value	$—	$(9,809)	$—	$(9,809)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and an interest rate cap whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which the Company has concluded are not material to the valuation. Due to the derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instruments.

Nonrecurring Fair Value Measurements

As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$33,074	$33,074	$—	$—
Liabilities:
Line of credit	$74,000	$74,000	$—	$—
Term loans	1,015,000	1,015,000	415,000	411,787
Mortgage notes	377,000	379,390	167,750	172,008
(1)	The carrying value reflects the principal amount outstanding.

9. STOCKHOLDERS’ EQUITY

Public Offerings

The Company intends to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared the Company’s registration statement on Form S-11 with respect to its third public offering of up to $5.0 billion of shares of its common stock effective, and the third public offering commenced the same day. The Company’s second public offering of up to $2.0 billion of shares of its common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, the Company is offering up to $3.75 billion of shares of its common stock in the primary offering and up to $1.25 billion of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of September 30, 2021, is as follows:

(in thousands)	Class T	Class W	Class I	Total
Amount of gross proceeds raised:
Primary offering	$1,991,828	$118,312	$316,378	$2,426,518
DRIP	68,550	4,038	3,177	75,765
Total offering	$2,060,378	$122,350	$319,555	$2,502,283
Number of shares issued:
Primary offering	189,221	11,670	30,655	231,546
DRIP	6,736	397	308	7,441
Total offering	195,957	12,067	30,963	238,987

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class W	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of June 30, 2020	110,468	5,566	2,398	118,432
Issuance of common stock:
Primary shares	8,580	723	231	9,534
DRIP	757	42	18	817
Stock grants	—	—	28	28
Redemptions	(173)	(5)	(3)	(181)
Balance as of September 30, 2020	119,632	6,326	2,672	128,630
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	164,487	10,504	20,248	195,239
Issuance of common stock:
Primary shares	28,833	1,338	10,988	41,159
DRIP	1,150	75	132	1,357
Stock grants	—	—	29	29
Redemptions	(520)	(45)	(1)	(566)
Forfeitures	—	—	(1)	(1)
Balance as of September 30, 2021	193,950	11,872	31,395	237,217
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	72,869	3,536	1,103	77,508
DRIP	1,798	103	44	1,945
Stock grants	—	—	229	229
Redemptions	(275)	(49)	(3)	(327)
Balance as of September 30, 2020	119,632	6,326	2,672	128,630
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	61,769	3,900	27,951	93,620
DRIP	3,037	205	213	3,455
Stock grants	—	—	233	233
Redemptions	(1,421)	(99)	(18)	(1,538)
Forfeitures	—	—	(24)	(24)
Balance as of September 30, 2021	193,950	11,872	31,395	237,217

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2021
September 30	$0.13625	$11,023	$15,214	$4,263	$30,500
June 30	0.13625	8,552	12,295	3,373	24,220
March 31	0.13625	6,721	10,310	3,240	20,271
Total	$0.40875	$26,296	$37,819	$10,876	$74,991
2020
December 31	$0.13625	$6,159	$9,315	$3,230	$18,704
September 30	0.13625	5,601	8,451	2,952	17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.54500	$20,293	$30,655	$10,634	$61,582
(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class W share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class W shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class W shares.
(2)	Distribution fees are paid monthly to Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC, the “Dealer Manager”) with respect to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020
Number of eligible shares redeemed	1,538	327
Aggregate dollar amount of shares redeemed	$15,836	$3,215
Average redemption price per share	$10.30	$9.83

10. REDEEMABLE NONCONTROLLING INTERESTS

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

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2021 and September 30, 2020:

($ in thousands)
As of December 31, 2019	$723
Settlement of 2019 performance participation allocation (1)	2,913
Distributions to redeemable noncontrolling interests	(147)
Net loss attributable to redeemable noncontrolling interests	(42)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	(62)
Redemption value allocation adjustment to redeemable noncontrolling interests	249
As of September 30, 2020	$3,634

As of December 31, 2020	$3,648
Settlement of 2020 performance participation allocation (2)	9,640
Distributions to redeemable noncontrolling interests	(536)
Net loss attributable to redeemable noncontrolling interests	(453)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	43
Redemption value allocation adjustment to redeemable noncontrolling interests	1,996
As of September 30, 2021	$14,338
(1)	The 2019 performance participation allocation in the amount of $2.9 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $2.9 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2021	2020	2021	2020	September 30, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$4,110	$4,052	$11,737	$34,409	$—	$—
Ongoing distribution fees (1)(2)	4,263	2,952	10,876	7,404	1,483	1,122
Advisory fee—fixed component	8,273	2,561	17,733	6,457	3,076	1,345
Performance participation allocation	29,910	2,935	45,932	6,195	45,932	9,640
Other expense reimbursements (3)(4)	2,927	2,464	9,192	7,486	4,218	2,706
Property accounting fee (5)	368	152	786	429	143	59
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,051	—	1,278	—	68	—
Other DST Program related costs (4)	1,492	—	2,400	—	51	—
Development fees (6)	116	—	830	—	44	24
Total	$52,510	$15,116	$100,764	$62,380	$55,015	$14,896
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $80.9 million and $45.0 million as of September 30, 2021 and December 31, 2020, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 4, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”). The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on the Company’s condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers and employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. These amounts include a portion of the salary, bonus, and benefits of certain of the Company’s named executive officers. The Company reimbursed the Advisor approximately $2.7 million and $2.0 million for the three months ended September 30, 2021 and 2020, respectively, and $8.0 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively, for such compensation expenses.

As of December 31, 2020, $17.1 million of organization and offering costs that the Advisor had incurred on the Company’s behalf through December 31, 2019, remained payable to the Advisor. The Company paid this amount to the Advisor in full in January 2021. The Company now pays offering costs directly as and when incurred.

Joint Venture Partnerships

For the three and nine months ended September 30, 2021, the BTC Partnerships (as described in “Note 5”) incurred in aggregate approximately $2.1 million and $8.5 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements, as compared to $2.9 million for the period from July 16, 2020 (the date the Company acquired an interest in the BTC Partnerships) through September 30, 2020. The BTC I Partnership incurred these amounts for periods in 2021 prior to the BTC I Partnership Transaction only. The BTC II Partnership owed the Company approximately $20,000 as of September 30, 2021 for partnership fees, which was recorded in due from affiliates on the condensed consolidated balance sheet. As of December 31, 2020, the Company had amounts due from the BTC Partnerships in aggregate of approximately $25,000 for partnership fees, which were recorded in due from affiliates on the condensed consolidated balance sheet.

As of December 31, 2020, the BTC I Partnership owed the Company $3.2 million for the Company’s overpayment of the required contributions associated with the BTC I Partnership promote, which was recorded in due from affiliates on the condensed consolidated balance sheets. The BTC I Partnership returned the overpayment of the required contributions to the Company in January 2021.

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

Advisory Agreement

On July 1, 2021, the Company and the Operating Partnership entered into the Third Amended and Restated Advisory Agreement with the New Advisor. The Advisory Agreement amends and restates the Second Amended and Restated Advisory Agreement (the “Prior Advisory Agreement”) to, among other things, reflect the assignment of the Advisor’s rights and obligations under the Prior Advisory Agreement to the New Advisor. The term of the Advisory Agreement ends on July 1, 2022, subject to renewals by mutual consent of the parties for an unlimited number of successive one-year periods. The terms of the Advisory Agreement are otherwise substantially the same as the terms of the Prior Advisory Agreement.

Limited Partnership Agreement

On July 1, 2021, the Company, on behalf of itself as general partner and on behalf of the limited partners thereto other than the special limited partner, entered into the Eighth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP (the “Limited Partnership Agreement”). The Limited Partnership Agreement amends and restates the Seventh Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of February 16, 2021 (the “Prior Limited Partnership Agreement”) in order to reflect the assignment and transfer of all of the special partnership units to the New Advisor. The terms of the Limited Partnership Agreement are otherwise substantially the same as the terms of the Prior Limited Partnership Agreement.

Equity Incentive Plans

On July 1, 2021, the Company adopted a Second Amended and Restated Equity Incentive Plan and an Amended and Restated Private Placement Equity Incentive Plan, in order to add Ares, the New Advisor and their affiliates as plan related parties, which will allow the outstanding awards under each plan to continue to vest in due course following the closing of the Transaction.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Fees deferred	$—	$—	$—	$3,896
Other expenses supported	—	—	—	9,609
Total expense support from Advisor	—	—	—	13,505
Reimbursement of previously deferred fees and other expenses supported	—	(4,438)	—	(7,621)
Total expense support from Advisor, net	$—	$(4,438)	$—	$5,884

12. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Distributions payable	$10,842	$5,862
Distributions reinvested in common stock	35,679	19,564
Increase in DST Program Loans receivable	33,074	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	9,640	2,913
Non-cash redemption of minority ownership interest in BTC I Partnership	279,340	—
Non-cash selling commissions and dealer manager fees	11,737	34,409

Restricted Cash

The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Beginning of period:
Cash and cash equivalents	$232,369	$51,178
Restricted cash (1)	530	—
Cash, cash equivalents and restricted cash	$232,899	$51,178
End of period:
Cash and cash equivalents	$132,070	$180,683
Restricted cash (2)	1,834	—
Cash, cash equivalents and restricted cash	$133,904	$180,683
(1)	As of December 31, 2020, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020. As of December 31, 2019, the Company did not have any restricted cash.
(2)	As of September 30, 2021, restricted cash consisted of cash held in escrow in connection with certain property improvements required by the lender of the $118.5 million mortgage note entered into in October 2020, cash held in escrow in connection with a property acquired as part of the Build-To-Core Logistics Portfolio, and utility deposits. As of September 30, 2020, the Company did not have any restricted cash.

13. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

Currently, one of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (COVID-19) pandemic. The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, the Company has had customers request rent deferral or rent abatement during the pandemic, particularly during the year ended December 31, 2020.

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

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners. While the Company did not incur significant disruptions during the year ended December 31, 2020 and the nine months ended September 30, 2021 and the vaccination rates in the United States are encouraging, the Company is unable to predict the impact that the COVID-19 pandemic and the vaccination rates in the United States will have on its future financial condition, results of operations and cash flows due to numerous uncertainties and the impact could be material. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2021, the Company and its subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of September 30, 2021.

15. SUBSEQUENT EVENTS

Status of the Public Offerings

As of November 4, 2021, the Company had raised gross proceeds of $2.7 billion from the sale of 254.6 million shares of its common stock in its public offerings, including $86.7 million from the sale of 8.4 million shares of its common stock through its distribution reinvestment plan. As of November 4, 2021, approximately $4.7 billion in shares of the Company’s common stock remained available for sale pursuant to its third public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $1.2 billion in shares of common stock available for sale through its distribution reinvestment plan, which may be reallocated for sale in the Company’s primary offering.

Completed Acquisitions

Subsequent to September 30, 2021, the Company acquired eight industrial buildings. The total purchase price was approximately $211.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $230.1 million, comprised of eight industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

BTC II Promote

As of September 30, 2021, the Company, through a subsidiary, owned an 8.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. As of that date, a third-party institutional investor (“QR Limited Partner”), owned a 90.0% limited partner interest and the remaining 2.0% limited partner interest was owned by an entity in which two of the Company’s directors and some of the Company’s executive officers own an interest (“BCG Limited Partner”). In addition, as of September 30, 2021, Industrial Property Advisors Sub IV LLC (“BTC II SLP”), an affiliate of the Advisor, owned a special limited partner interest in the BTC II Partnership. The Agreement of Limited Partnership of the BTC II Partnership, as amended (the “BTC II Partnership Agreement”) contains procedures for making incentive fee distributions to the Company and the BTC II SLP, which are subject to the achievement of certain return thresholds. The thresholds to calculate and realize the incentive fee were achieved in October 2021 and the incentive fee distributions are expected to be paid in November 2021. The Company has elected to receive its share of the incentive fee distribution as an increase of its interest in the BTC II Partnership in lieu of a cash payment. The BTC II SLP has elected to receive a portion of its share of the incentive fee distribution as a cash payment and the remainder will be issued as an increase of the BTC II SLP’s interest in the BTC II Partnership. As a result, as of November 10, 2021, the Company expects its ownership interest to increase by approximately 4%. The increase in the Company’s ownership will be recognized as earnings on the consolidated statement of operations in the fourth quarter of 2021.

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

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Our second public offering of up to $2.0 billion of shares of common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class W shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests the DST Program. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance a portion of the sale of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts to finance no more than 50% of the purchase price payable upon their acquisition of such interests. During the nine months ended September 30, 2021, we sold $200.0 million of gross interests related to the DST Program, $33.1 million of which were financed by DST Program Loans. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

As of September 30, 2021, we had raised gross proceeds of approximately $2.5 billion from the sale of 239.0 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

As of September 30, 2021, we directly owned and managed a real estate portfolio that included 153 industrial buildings totaling approximately 30.0 million square feet located in 26 markets throughout the U.S., with 266 customers, and was 96.0% occupied (97.4% leased) with a weighted-average remaining lease term (based on square feet) of 4.2 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. We entered into contracts to acquire properties with an aggregate contract purchase price of approximately $239.8 million, comprised of nine industrial buildings, as of September 30, 2021. There can be no assurance that we will complete the acquisition of the properties under contract. As of September 30, 2021 our real estate portfolio included:

●	143 industrial buildings totaling approximately 28.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.9% occupied (98.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.3 years; and
●	10 industrial buildings totaling approximately 1.2 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of September 30, 2021, we owned and managed 27 buildings totaling approximately 6.3 million square feet and seven buildings either under construction or in pre-construction phase totaling approximately 2.2 million square feet through our 8.0% minority ownership interest in the BTC II Partnership (as described in “Note 5 to the Condensed Consolidated Financial Statements”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

On July 15, 2020, we acquired minority ownership interests in two joint venture partnerships, the BTC I Partnership and the BTC II Partnership, for $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. As of the date of acquisition, the joint venture partnerships’ aggregate real estate portfolios consisted of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase.

On June 15, 2021, we, along with our joint venture partners, entered into the BTC I Partnership Transaction to split the BTC I Portfolio, which, prior to the transaction, consisted of 44 buildings totaling approximately 12.1 million square feet. As a result of the BTC I Partnership Transaction (described further in “Note 5 to the Condensed Consolidated Financial Statements”), we own a 100% interest in 22 buildings that were previously part of the BTC I Portfolio, totaling approximately 5.4 million square feet with a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $4.24 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $3.75 billion, representing a difference of approximately $491.4 million, or 13.1%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2021 and December 31, 2020:

	As of
(in thousands)	September 30, 2021	December 31, 2020
Investments in industrial properties	$4,241,400	$1,453,200
Investment in unconsolidated joint venture partnership(s)	91,729	375,488
DST Program Loans	33,074	—
Cash and cash equivalents	132,070	232,369
Other assets	34,890	12,606
Line of credit, term loans and mortgage notes	(1,466,000)	(582,750)
Financing obligations associated with our DST Program	(200,423)	—
Other liabilities	(70,372)	(43,248)
Accrued performance participation allocation	(45,932)	(9,640)
Accrued fixed component of advisory fee	(3,076)	(1,345)
Aggregate Fund NAV	$2,747,360	$1,436,680
Total Fund Interests outstanding	238,212	141,632

The following table sets forth the NAV per Fund Interest as of September 30, 2021:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class W Shares	Class I Shares	OP Units
Monthly NAV	$2,747,360	$2,236,873	$136,924	$358,439	$15,124
Fund Interests outstanding	238,212	193,950	11,872	31,079	1,311
NAV Per Fund Interest	$11.5332	$11.5332	$11.5332	$11.5332	$11.5332

The increase in NAV per Fund Interest for the month ended September 30, 2021 was primarily a result of strong leasing, above-average market rent growth, and strengthening capital markets.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of September 30, 2021, we estimated approximately $82.4 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

Investment in unconsolidated joint venture partnership as of September 30, 2021 includes a minority interest discount on the real property valuation component of the unconsolidated joint venture valuation to account for the restricted salability or transferability of those real properties given our minority ownership interest in the BTC II Partnership. We estimate the fair value of our minority ownership interest in the BTC II Partnership as of September 30, 2021 would have been $10.9 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV as of September 30, 2021 would have been higher by approximately $10.9 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV. Due to the transaction we entered into to split up the portfolio of the BTC I Partnership (as described above in the section titled “Overview—General”), we have adjusted certain assumptions regarding the liquidity discount and the portion of the total discount associated with the BTC I Partnership was eliminated as of June 15, 2021, thereby having a positive impact on our NAV, not taking into account all of the other items that impact our monthly NAV or that offset the impact of the partial elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

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

The valuations of our real properties as of September 30, 2021, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.0%
Discount rate / internal rate of return	5.9%
Average holding period (years)	10.2

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.7%
	0.25% increase	(3.3)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.1)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2021 was $5.8 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $5.8 million, or $0.02 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2021. As of September 30, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total shareholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2021:

(in thousands)	As of September 30, 2021
Total stockholder's equity	$2,001,592
Noncontrolling interests	187
Total equity under GAAP	2,001,779

Adjustments:
Accrued distribution fee (1)	80,913
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	492,219
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (3)	40,467
Accumulated depreciation and amortization (4)	131,111
Other adjustments (5)	871
Aggregate Fund NAV	$2,747,360
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

Performance

Our NAV increased from $10.1437 per share as of December 31, 2020 to $11.5332 per share as of September 30, 2021. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of unprecedented demand in the industrial property sector due to the substantial increase in e-commerce in the last year. The performance of our real estate portfolio was also driven by the acquisition of 66 properties during the nine months ended September 30, 2021, for an aggregate purchase price of $1.5 billion, which is equal to the total consideration paid, as well as the performance of our interests in the BTC Partnerships’ real estate portfolio. Additionally, as a result of the BTC I Partnership Transaction, as of September 30, 2021, we directly own the Build-To-Core Logistics Portfolio, consisting of 22 buildings that were previously a part of the BTC I Partnership. To effect the BTC I Partnership Transaction, we made an incremental investment of approximately $580 million, exclusive of transaction costs, bringing the total cost of these properties to $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of September 30, 2021)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	5.32%	12.22%	14.06%	7.14%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	5.22%	12.54%	13.93%	7.02%
Difference	0.10%	(0.32)%	0.13%	0.12%

Class T Share Total Return (without Sales Charge) (3)	10.28%	17.50%	19.43%	8.41%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	10.18%	17.85%	19.30%	8.28%
Difference	0.10%	(0.35)%	0.13%	0.13%

Class W Share Total Return (3)	10.38%	17.83%	19.91%	9.71%
Adjusted Class W Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	10.28%	18.17%	19.77%	9.55%
Difference	0.10%	(0.34)%	0.14%	0.16%

Class I Share Total Return (3)	10.51%	18.25%	20.49%	9.45%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	10.41%	18.60%	20.35%	9.32%
Difference	0.10%	(0.35)%	0.14%	0.13%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.

(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class W shares was July 2, 2018, which is when Class W shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. While not immune to the effects of COVID-19, the industrial property sector continues to remain relatively resilient and we believe we are well-positioned to navigate this unprecedented period. During the year ended December 31, 2020, we raised $968.6 million of gross equity capital from our public offering. As of September 30, 2021, we had leverage of 32.8%, which is calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and cash and cash equivalents. See “—Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of September 30, 2021, we directly owned and managed a real estate portfolio comprised of 153 industrial buildings totaling 30.0 million square feet, with 266 customers, spanning a multitude of industries and sectors across 26 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 96.0% occupied (97.4% leased) as of September 30, 2021, with a weighted-average remaining lease term (based on square feet) of 4.2 years, and our operating portfolio was 97.9% occupied (98.6% leased). During the nine months ended September 30, 2021, we leased approximately 2.2 million square feet, which included 1.1 million square feet of new and future leases and 1.1 million square feet of renewals, through 29 separate transactions with an average annual base rent of $7.57 per square foot. Future leases represent new leases for units that are entered into while the units are occupied by the current customer.

Our asset management teams worked directly with our customers to manage through these turbulent times and where appropriate, we restructured leases to position ourselves to recapture abated rent over time, however as of September 30, 2021, contractual rent collections are consistent with average annual collections prior to the pandemic. We can provide no assurances that we will be able to recover any remaining unpaid rent.

While the uncertain length and depth of the damage from business disruptions remain a risk, we believe our NAV as of September 30, 2021 currently reflects this uncertainty. During 2020, we experienced brief periods of decreased deployment due to increased demand for industrial properties, as well as the effects of COVID-19. However, we have experienced a strong nine months in 2021, with the acquisition of 66 buildings in 17 markets for $1.5 billion, as well as the BTC I Partnership Transaction, which resulted in the addition of 22 buildings to our directly-owned real estate portfolio for a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, and we believe our strong balance sheet and ability as an operator will continue to allow us to be a patient buyer of assets in order to maximize long-term total return.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the nine months ended September 30, 2021, we completed the following activities:

●	Our NAV increased to $11.5332 per share as of September 30, 2021 as compared to $10.1437 per share as of December 31, 2020. This increase is primarily due to the performance of our portfolio, driven by strong leasing, above-average market rent growth, and significantly increased demand in the industrial property sector.
●	We raised $1.0 billion of gross equity capital from our public offerings. Additionally, we raised $200.0 million of gross capital through private placement offerings by selling DST Interests, $33.1 million of which were financed by DST Program Loans.
●	We entered into a term loan agreement for an aggregate principal amount of $600.0 million, with a five-year term. The term loan’s effective interest rate is calculated based on LIBOR plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio.
●	We entered into three interest rate swaps on our $600.0 million term loan with an aggregate notional amount of $225.0 million. These interest rate swaps effectively fix LIBOR at a weighted-average of 0.65% and results in an all-in interest rate for $225.0 million of borrowings on our $600.0 million term loan ranging from 1.99% to 2.00%, depending on our consolidated leverage ratio.
●	We entered into a secured floating-rate mortgage note in the amount of $209.3 million with a four-year term, which may be extended pursuant to a one-year extension option. We also entered into an interest rate cap on the $209.3 million mortgage note with a notional amount of $170.0 million, which caps our all-in interest rate at 2.0% for this portion of the note.
●	On June 15, 2021, we closed the BTC I Partnership Transaction, resulting in the direct ownership of 22 buildings, totaling approximately 5.4 million square feet, that were previously part of the BTC I Partnership, for an incremental investment of approximately $580 million, exclusive of transaction costs, bringing the total cost of these properties to $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership.
●	In addition to the properties acquired as a result of the BTC I Partnership Transaction, we directly acquired 66 industrial buildings comprised of 11.7 million square feet for an aggregate purchase price of approximately $1.5 billion, which is equal to the total consideration paid. We funded these acquisitions with proceeds from our public offerings and debt financings.
●	We leased approximately 2.2 million square feet, which included 1.1 million square feet of new and future leases and 1.1 million square feet of renewals through 29 separate transactions with an average annual base rent of $7.57 per square foot.
●	Prior to the BTC I Partnership Transaction on June 15, 2021, we, through our previous 26.8% ownership interest in the BTC I Partnership, completed the development of two industrial buildings comprising 0.3 million square feet for aggregate total costs to complete the development of approximately $53.5 million.
●	We, through our 8.0% ownership interest in the BTC II Partnership, completed the development of six industrial buildings comprising 1.9 million square feet for aggregate total costs to complete the development of approximately $196.3 million. Additionally, the BTC II Partnership sold four industrial buildings for an aggregate sales price of $275.1 million and recorded a gain of $121.1 million related to these disposals. Our share of the gain related to these disposals is $7.7 million, which includes a write-off of outside basis of $2.0 million.

Portfolio Information

Our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2021	December 31, 2020	September 30, 2020
Portfolio data:
Total buildings	153	65	57
Total rentable square feet	29,972	12,810	11,884
Total number of customers	266	117	104
Percent occupied of operating portfolio (1)	97.9%	99.1%	99.7%
Percent occupied of total portfolio (1)	96.0%	94.4%	95.1%
Percent leased of operating portfolio (1)	98.6%	99.3%	99.7%
Percent leased of total portfolio (1)	97.4%	94.6%	95.1%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2021 Compared to the Same Periods in 2020

The following table summarizes the changes in our results of operations for the three and nine months ended September 30, 2021 as compared to the same periods in 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three month periods presented below included 55 buildings totaling approximately 11.6 million square feet owned as of July 1, 2020, which represented 38.8% of total rentable square feet, 40.4% of total revenues, and 39.1% of net operating income for the three months ended September 30, 2021. The same store operating portfolio for the nine month periods presented below included 45 buildings totaling approximately 8.5 million square feet owned as of January 1, 2020, which represented 28.3% of total rentable square feet, 46.4% of total revenues, and 46.1% of net operating income for the nine months ended September 30, 2021.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	Change	% Change	2021	2020	Change	% Change
Rental revenues:
Same store operating properties	$22,576	$21,313	$1,263	5.9%	$50,498	$49,729	$769	1.5%
Other properties	33,278	—	33,278	100.0%	58,402	6,706	51,696	NM
Total rental revenues	55,854	21,313	34,541	NM	108,900	56,435	52,465	93.0%
Rental expenses:
Same store operating properties	(5,920)	(5,059)	(861)	(17.0)%	(12,328)	(11,879)	(449)	(3.8)%
Other properties	(7,298)	—	(7,298)	100.0%	(13,715)	(1,551)	(12,164)	NM
Total rental expenses	(13,218)	(5,059)	(8,159)	NM	(26,043)	(13,430)	(12,613)	(93.9)%
Net operating income:
Same store operating properties	16,656	16,254	402	2.5%	38,170	37,850	320	0.8%
Other properties	25,980	—	25,980	100.0%	44,687	5,155	39,532	NM
Total net operating income	42,636	16,254	26,382	NM	82,857	43,005	39,852	92.7%
Other income and expenses:
Real estate-related depreciation and amortization	(36,945)	(13,231)	(23,714)	NM	(67,186)	(33,679)	(33,507)	(99.5)%
General and administrative expenses	(2,126)	(1,765)	(361)	(20.5)%	(6,496)	(5,210)	(1,286)	(24.7)%
Advisory fees	(8,273)	(2,561)	(5,712)	NM	(17,733)	(6,457)	(11,276)	NM
Performance participation allocation	(29,910)	(2,935)	(26,975)	NM	(45,932)	(6,195)	(39,737)	NM
Acquisition costs and reimbursements	(1,214)	(750)	(464)	(61.9)%	(3,339)	(2,362)	(977)	(41.4)%
Equity in income (loss) from unconsolidated joint venture partnerships	5,328	(629)	5,957	NM	6,493	(629)	7,122	NM
Interest expense	(9,001)	(3,065)	(5,936)	NM	(17,296)	(9,362)	(7,934)	(84.7)%
Other income	274	52	222	NM	403	652	(249)	38.2%
Total (reimbursement to) expense support from the Advisor, net	—	(4,438)	4,438	(100.0)%	—	5,884	(5,884)	(100.0)%
Total expenses	(81,867)	(29,322)	(52,545)	NM	(151,086)	(57,358)	(93,728)	NM
Net loss	(39,231)	(13,068)	(26,163)	NM	(68,229)	(14,353)	(53,876)	NM
Net loss attributable to redeemable noncontrolling interests	228	38	190	NM	453	42	411	NM
Net income attributable to noncontrolling interests	(6)	(1)	(5)	NM	(14)	(1)	(13)	NM
Net loss attributable to common stockholders	$(39,009)	$(13,031)	$(25,978)	NM	$(67,790)	$(14,312)	$(53,478)	NM
Weighted-average shares outstanding	223,706	124,798	98,908		183,693	105,022	78,671
Net loss per common share - basic and diluted	$(0.17)	$(0.10)	$(0.07)		$(0.37)	$(0.14)	$(0.23)

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $34.5 million and $52.5 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to an increase in non-

same store revenues, which was attributable to the significant growth in our portfolio. For the three and nine months ended September 30, 2021, non-same store rental revenues reflect the addition of 98 and 108 buildings we have acquired since July 1, 2020 and January 1, 2020, respectively. Same store rental revenues increased by $1.3 million, or 5.9%, and $0.8 million, or 1.5% for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to an increase in current year recoverable expenses that resulted in increases to recovery revenue. The increase in same store rental revenues for the nine months ended September 30, 2021 is partially offset by a decrease to prior year recoverable expenses due to the resolution of a tax appeal in the first quarter of 2021, which resulted in a decrease to recovery revenue.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $8.2 million and $12.6 million for the three and nine months ended September 30, 2021, respectively, as compared to the same period in 2020, primarily due to an increase in non-same store rental expenses attributable to the significant growth in our portfolio since July 1, 2020 and January 1, 2020, respectively. Same store rental expenses increased by $0.9 million, or 17.0%, and $0.4 million, or 3.8%, for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to an increase in recoverable real estate taxes for certain of our assets, as well as an increase in property management fees, and decreased prior year recoverable expenses due to tax refunds received in the third quarter of 2020. The increase in same store rental expenses for the nine months ended September 30, 2021 was also due to an increase in repairs and maintenance, including snow removal, partially offset by a decrease of recoverable expenses due to the resolution of a prior year tax appeal related to one of our properties in the first quarter of 2021.

Other Expenses. Other expenses, in aggregate, increased by approximately $52.5 million and $93.7 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020, primarily due to the following:

●	an increase in the performance participation allocation of $27.0 million and $39.7 million for the three and nine months ended September 30, 2021, respectively, as a result of the substantial increase in the value of our properties and significantly increased total return generated for the period;
●	an increase in real estate-related depreciation and amortization expense totaling $23.7 million and $33.5 million for the three and nine months ended September 30, 2021, respectively, as a result of the growth in our portfolio as compared to the same periods in 2020;
●	an increase in the fixed component of the advisory fee of $5.7 million and $11.3 million for the three and nine months ended September 30, 2021, respectively, as a result of the significant growth in our NAV and the total return generated for the period, as compared to the same periods in 2020. This growth was driven primarily by gross proceeds of $452.1 million and $1.0 billion raised from our public offerings for the three and nine months ended September 30, 2021, respectively, and the increasing value of our properties as a result of the unprecedented demand in the industrial property sector this year; and
●	a net increase in reimbursement to the Advisor of $4.4 million, which offset the increase in other expenses for the three months ended September 30, 2021 and a net decrease in the expense support from the Advisor of $5.9 million for the nine months ended September 30, 2021, as compared to the same periods in 2020. This is due to the $4.4 million of net reimbursement paid for the three months ended September 30, 2020 and the $5.9 million of net expense support received for the nine months ended September 30, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and, accordingly, we did not reimburse the Advisor nor receive any expense support from the Advisor for the three and nine months ended September 30, 2021.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended September 30, 2021. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued, unprecedented demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which, in combination with the BTC I Partnership promote received in December 2020, drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the acquisition of two large portfolios in the second and third quarters of 2021. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and nine months ended September 30, 2021 and 2020.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and MFFO:

					For the Period
					From Inception
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		(August 12, 2014) to
(in thousands, except per share data)	2021	2020	2021	2020	September 30, 2021
GAAP net loss attributable to common stockholders	$(39,009)	$(13,031)	$(67,790)	$(14,312)	$(124,450)
GAAP net loss per common share	(0.17)	$(0.10)	(0.37)	$(0.14)	$(3.41)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(39,009)	$(13,031)	$(67,790)	$(14,312)	$(124,450)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	36,945	13,231	67,186	33,679	139,446
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	402	1,370	7,529	1,370	12,577
Redeemable noncontrolling interests' share of real estate-related depreciation and amortization and our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(218)	(42)	(517)	(102)	(699)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	(5,382)	—	(7,666)	—	(7,666)
Redeemable noncontrolling interests' share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	31	—	51	—	51
NAREIT FFO attributable to common stockholders	$(7,231)	$1,528	$(1,207)	$20,635	$19,259
NAREIT FFO per common share	$(0.03)	$0.01	$(0.01)	$0.20	$0.53
Reconciliation of NAREIT FFO to MFFO:
NAREIT FFO attributable to common stockholders	$(7,231)	$1,528	$(1,207)	$20,635	$19,259
Add (deduct) MFFO adjustments:
Acquisition costs and reimbursements	1,214	750	3,339	2,362	14,473
Redeemable noncontrolling interests' share of acquisition costs and reimbursements	(7)	(2)	(24)	(7)	(38)
Straight-line rent and amortization of above/below-market leases	(4,962)	(2,439)	(7,969)	(6,362)	(21,808)
Our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	(255)	(157)	(867)	(157)	(1,235)
Redeemable noncontrolling interests' share of straight-line rent and amortization of above/below-market leases and our share of straight-line rent and amortization of above/below-market leases of unconsolidated joint venture partnerships	30	7	58	18	89
MFFO attributable to common stockholders	$(11,211)	$(313)	$(6,670)	$16,489	$10,740
MFFO per common share	$(0.05)	$(0.00)	$(0.04)	$0.16	$0.29

Weighted-average shares outstanding	223,706	124,798	183,693	105,022	36,484

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

During the nine months ended September 30, 2021, we raised $1.0 billion of gross equity capital from our public offerings. As of September 30, 2021, we have cash and cash equivalents of $132.1 million and leverage of 32.8%, calculated as our total borrowings outstanding divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and cash and cash equivalents. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2021. As of September 30, 2021, we directly owned and managed a real estate portfolio that included 153 industrial buildings totaling approximately 30.0 million square feet, with a diverse roster of 266 customers, large and small, spanning a multitude of industries and sectors across 26 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 96.0% occupied (97.4% leased) with a weighted-average remaining lease term (based on square feet) of 4.2 years. Contractual rent collections as of September 30, 2021 are consistent with average annual collections prior to the pandemic.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt, other investments, and our 10% cash allocation mentioned above, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen and could once again see a slow down in transaction volume, which would adversely impact our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Total cash provided by (used in):
Operating activities	$44,798	$19,014	$25,784
Investing activities	(2,077,523)	(635,238)	(1,442,285)
Financing activities	1,933,730	745,729	1,188,001
Net (decrease) increase in cash, cash equivalents and restricted cash	$(98,995)	$129,505	$(228,500)

Cash provided by operating activities during the nine months ended September 30, 2021 increased by approximately $25.8 million as compared to the same period in 2020, primarily as a result of growth in our property operations. Cash used in investing activities during the nine months ended September 30, 2021 increased by approximately $1.4 billion as compared to the same period in 2020, primarily due to a net increase in acquisition and capital expenditure activity of $1.7 billion, partially offset by a decrease in our investment in unconsolidated joint venture partnerships of $297.4 million due to the timing of the acquisition of the minority ownership interests in the BTC Partnerships in the third quarter of 2020, as well as the redemption of our interest in the BTC I Partnership in order to acquire the properties in the BTC I Partnership Transaction in June 2021. Cash provided by financing activities during the nine months ended September 30, 2021 increased by approximately $1.2 billion as compared to the same period in 2020, primarily driven by (i) an increase in net borrowing activity of $878.3 million under our line of credit, term loans and our new mortgage note, (ii) net proceeds from financing obligations associated with the DST Program of $166.9 million, and (iii) a $170.9 million increase in the amount of net capital raised through our public offerings, net of offering costs paid, during the nine months ended September 30, 2021 as compared to the same period in 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2021, we had an aggregate of $1.4 billion of commitments under our credit agreement, including $430.0 million under our line of credit and $1.0 billion under our two term loans. As of that date, we had $74.0 million outstanding under our line of credit and $1.0 billion outstanding under our term loans with an effective interest rate of 1.88%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $356.0 million as of September 30, 2021. Our $430.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, our line of credit, term loans, and $209.3 million mortgage note are our only consolidated indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of September 30, 2021, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our $415.0 million term loan and on $225.0 million of commitments under our $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of September 30, 2021. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2021, we had property-level borrowings of approximately $377.0 million of principal outstanding with a weighted-average remaining term of 4.5 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 2.27%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership plus cash and cash equivalents. We had leverage of 32.8% as of September 30, 2021. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of September 30, 2021 and expects that as we deploy capital going forward, our leverage will near approximately 50%.

Offering Proceeds. As of September 30, 2021, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $2.50 billion ($2.40 billion net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2021, approximately 47.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 53.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 2.5% were funded with proceeds from financing activities, and 50.5% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2021, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2021, or October 31, 2021, November 30, 2021 and December 31, 2021 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class W shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class W share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class W shares. Distributions for each month of the fourth quarter of 2021 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	Source of Distributions									Total Cash
	Provided by		Provided by		Proceeds from					Flows from
	Expense		Operating		Financing		Proceeds from		Gross	Operating
($ in thousands)	Support (1)		Activities		Activities		DRIP (2)		Distributions (3)	Activities
2021
September 30,	$—	—%	$15,286	50.1%	$—	—%	$15,214	49.9%	$30,500	$24,821
June 30,	—	—	10,544	43.5	1,381	5.7	12,295	50.8	24,220	10,544
March 31,	—	—	9,433	46.5	528	2.6	10,310	50.9	20,271	9,433
Total	$—	—%	$35,263	47.0%	$1,909	2.5%	$37,819	50.5%	$74,991	$44,798
2020
December 31,	$—	—%	$—	—%	$9,389	50.2%	$9,315	49.8%	$18,704	$(3,438)
September 30,	—	—	344	2.0	8,209	48.3	8,451	49.7	17,004	344
June 30,	7,904	50.3	—	—	—	—	7,812	49.7	15,716	16,854
March 31,	4,534	44.6	547	5.4	—	—	5,077	50.0	10,158	1,816
Total	$12,438	20.2%	$891	1.4%	$17,598	28.6%	$30,655	49.8%	$61,582	$15,576
(1)	The Advisor provided expense support of $13.5 million and we reimbursed the Advisor $13.5 million during the year ended December 31, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and we did not receive additional expense support from the Advisor during the nine months ended September 30, 2021. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. Refer to Item 8, “Financial Statements and Supplementary Data” in our 2020 Form 10-K for a description of the expense support agreement.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class W shares issued in the primary portion of our public offerings.

For the three months ended September 30, 2021 and 2020, our NAREIT FFO was $(7.2) million and $1.5 million, respectively, compared to total gross distributions of $30.5 million and $17.0 million, respectively. For the nine months ended September 30, 2021 and 2020, our NAREIT FFO was $(1.2) million and $20.6 million, respectively, compared to total gross distributions of $75.0 million and $42.9 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the nine months ended September 30, 2021, we received eligible redemption requests for approximately 1.5 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $15.8 million, or an average price of $10.30 per share. For the nine months ended September 30, 2020, we received eligible redemption requests for 0.3 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $3.2 million, or an average price of $9.83 per share. Our share redemption program states, for each calendar quarter redemptions will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. For the three months ended September 30, 2021, we received and redeemed eligible redemption requests in the aggregate amount of $5.9 million, which represents 0.3% of the aggregate NAV of all classes of shares as of June 30, 2021. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

Status of the Public Offerings

As of November 4, 2021, we had raised gross proceeds of $2.7 billion from the sale of 254.6 million shares of its common stock in our public offerings, including $86.7 million from the sale of 8.4 million shares of our common stock through our distribution reinvestment plan. As of November 4, 2021, approximately $4.7 billion in shares of our common stock remained available for sale pursuant to our third public offering in any combination of Class T shares, Class W shares and Class I shares, including approximately $1.2 billion in shares of common stock available for sale through our distribution reinvestment plan, which may be reallocated for sale in our primary offering.

Completed Acquisitions

Subsequent to September 30, 2021, we acquired eight industrial buildings. The total purchase price was approximately $211.0 million, exclusive of transfer taxes, due diligence expenses, acquisition costs and other closing costs.

Acquisitions Under Contract

The Company has entered into contracts to acquire properties with an aggregate contract purchase price of approximately $230.1 million, comprised of eight industrial buildings. There can be no assurance that the Company will complete the acquisition of the properties under contract.

BTC II Promote

As of September 30, 2021, we, through a subsidiary, owned an 8.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. As of that date, a third-party institutional investor (“QR Limited Partner”), owned a 90.0% limited partner interest and the remaining 2.0% limited partner interest was owned by an entity in which two of our directors and some of our executive officers own an interest (“BCG Limited Partner”). In addition, as of September 30, 2021, Industrial Property Advisors Sub IV LLC (“BTC II SLP”), an affiliate of the Advisor, owned a special limited partner interest in the BTC II Partnership. The Agreement of Limited Partnership of the BTC II Partnership, as amended (the “BTC II Partnership Agreement”) contains procedures for making incentive fee distributions to us and the BTC II SLP, which are subject to the achievement of certain return thresholds. The thresholds to calculate and realize the incentive fee were achieved in October 2021 and the incentive fee distributions are expected to be paid in November 2021. We have elected to receive our share of the incentive fee distribution as an increase of our interest in the BTC II Partnership in lieu of a cash payment. The BTC II SLP has elected to receive a portion of its share of the incentive fee distribution as a cash payment and the remainder will be issued as an increase of the BTC II SLP’s interest in the BTC II Partnership. As a result, as of November 10, 2021, we expect our ownership interest to increase by approximately 4%. The increase in our ownership will be recognized as earnings on the consolidated statement of operations in the fourth quarter of 2021. Similar to the BTC I Partnership Transaction (as described in “Note 5”), the BTC II Partnership Agreement provides procedures whereby the partners may split the real property portfolio in an equitable manner, such that the partners will own a 100% interest in certain of the properties as a result of the split. It is possible that a portion of the portfolio of properties currently owned by the BTC II Partnership will be split in accordance with the terms of the BTC II Partnership Agreement in the coming months.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a material effect, on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Form 10-K. As of September 30, 2021, our critical accounting estimates have not changed from those described in our 2020 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2021, our consolidated debt outstanding consisted of borrowings under our term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2021, our consolidated fixed interest rate debt consisted of $350.0 million under our $415.0 million term loan and $225.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $167.8 million of principal borrowings under three of our mortgage notes. In total, our fixed rate debt represented approximately 50.7% of our total consolidated debt as of September 30, 2021. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $745.1 million and $742.8 million, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2021. Based on our debt as of September 30, 2021, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of September 30, 2021, our consolidated variable interest rate debt consisted of $440.0 million under our term loans, $209.3 million under one of our mortgage notes, and $74.0 million under our line of credit, which represented 49.3% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2021, we were exposed to market risks related to fluctuations in interest rates on $723.3 million of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2021, would increase our annual interest expense by approximately $1.8 million.

Derivative Instruments. As of September 30, 2021, we had 11 outstanding derivative instruments with a total notional amount of $745.0 million. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2020 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2021 (the “First Quarter 2021 10-Q”) and the six months ended June 30, 2021 (the “Second Quarter 2021 10-Q”), respectively, which could materially affect our business, financial condition, and/or future results. The risks described in our 2020 Form 10-K, First Quarter 2021 10-Q and Second Quarter 2021 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2020 Form 10-K, First Quarter 2021 10-Q and Second Quarter 2021 10-Q, there have been no material changes to the risk factors disclosed in our 2020 Form 10-K, First Quarter 2021 10-Q and Second Quarter 2021 10-Q.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies that are used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV and the amount of the incentive fee distributions payable to us and our joint venture partners in the BTC II Partnership also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In determining the amount of such discount, consideration may be given to a variety of factors, including, without limitation, the nature and length of such restriction. As a result, the realizable value of our interest in joint ventures or partnerships used in the calculation of our NAV may be lower than the value that would be derived if a minority or liquidity discount had not been applied, which could then have a negative impact on our calculation of NAV. Similarly, if any such properties held in a joint venture or partnership in which we own a minority interest are transferred to us as part of a liquidation of the assets of the joint venture or partnership or other transaction resulting in our ownership of 100% of such properties, such as is the case with respect to the BTC I Partnership and could happen in the future with respect to the BTC II Partnership, pursuant to the terms of its partnership agreement, it could have a positive impact on the calculation of our NAV. In some cases, the impact may be significant. For example, we estimate the fair value of our minority ownership interest in the BTC II Partnership as of September 30, 2021 would have been $10.9 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $10.9 million, or $0.05 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Redemption Program

We expect that there will be no regular secondary trading market for shares of our common stock. While our stockholders should view their investment as long term with limited liquidity, we have adopted a share redemption program applicable to all shares of our common stock, whereby stockholders may receive the benefit of limited liquidity by presenting for redemption to us all or any portion of those shares in accordance with the procedures and subject to certain conditions and limitations. All references herein to classes of shares of our common stock do not include the OP Units issued by our Operating Partnership, unless the context otherwise requires.

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price. However, our board of directors determined to waive the 5.0% Early Redemption Deduction for shares redeemed from February of 2021 through September of 2021, even if the shares were outstanding for less than one year. The Early Redemption Deduction may also be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; or (iii) with respect to shares purchased through our distribution reinvestment plan or received from us as a stock dividend. In addition, shares of our common stock acquired through the redemption of OP Units will not be subject to the Early Redemption Deduction. To have your shares redeemed, your redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

The table below summarizes the redemption activity for the three months ended September 30, 2021:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
July 31, 2021	264,903	$10.36	264,903	—
August 31, 2021	153,092	10.57	153,092	—
September 30, 2021	142,506	10.71	142,506	—
Total	560,501	$10.51	560,501	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States’ economic sanctions during the period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The description that follows has been provided to us by Ares.

On January 31, 2019, funds and accounts managed by Ares’ European direct lending strategy (together, the “Ares funds”) collectively acquired a 32% equity stake in Daisy Group Limited (“Daisy”). Daisy is a provider of communication services to businesses based in the United Kingdom. The Ares funds do not hold a majority equity interest in Daisy and do not have the right to appoint a majority of directors to Daisy’s board of directors.

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC have been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13324. Daisy generated a total of £84,806 in annual revenues (less than 0.02% of Daisy’s annual revenues) from its dealings with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC and de minimis net profits. Daisy entered into the customer contracts with Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC prior to the Ares funds’ investment in Daisy.

Daisy has given notice of termination of the contracts to Melli Bank Plc, Persia International Bank Plc and Bank Saderat PLC. Following termination of the contracts, Daisy does not intend to engage in any further dealings or transactions with Melli Bank Plc, Persia International Bank Plc or Bank Saderat PLC.

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

3.3	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

4.1	Amended and Restated Share Redemption Program, effective as of August 4, 2021. Incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the SEC on August 10, 2021.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on August 29, 2019.

4.3

Form of Subscription Agreement. Incorporated by reference to Appendix A to Pre-Effective Amendment No. 1 to the Registration Statement on Form S-11/A (File No. 333-255376) filed with the SEC on July 19, 2021.

10.1

Third Amended and Restated Advisory Agreement (2021), dated July 1, 2021, by and among Black Creek Industrial REIT IV Inc., BCI IV Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

10.2

Eighth Amended and Restated Limited Partnership Agreement of BCI IV Operating Partnership LP, dated as of July 1, 2021. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

10.3

Second Amended and Restated Equity Incentive Plan of Black Creek Industrial REIT IV Inc., effective July 1, 2021. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

10.4

Amended and Restated Private Placement Equity Incentive Plan of Black Creek Industrial REIT IV Inc., effective July 1, 2021. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 1, 2021.

10.5

Dealer Manager Agreement, dated as of July 30, 2021, by and among Black Creek Industrial REIT IV Inc. and Black Creek Capital Markets, LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on August 5, 2021.

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

101

The following materials from Black Creek Industrial REIT IV Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 10, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

BLACK CREEK INDUSTRIAL REIT IV INC.

November 10, 2021	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Managing Director, Co-President (Principal Executive Officer)

November 10, 2021	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)