Form 10-K
period 2021-12-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2022-03-09
CIK 1625941

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56032

Ares Industrial Real Estate Income Trust Inc.

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

Large accelerated filer	☐	Accelerated filer	☐	Smaller reporting company	☒

Non-accelerated filer	☒			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2021 cannot be calculated because no established market exists for the registrant’s common stock.

As of March 3, 2022, there were 215,464,535 shares of the registrant’s Class T common stock, 15,224,616 shares of the registrant’s Class D common stock and 46,014,036 shares of the registrant’s Class I common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 29, 2022.

Auditor Name: KPMG LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 185

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds from our public offerings, the expected use of net proceeds from our public offerings, our reliance on Ares Commercial Real Estate Management LLC (the “Advisor”) and Ares real estate group (the “Sponsor” or “AREG”) of Ares Management Corporation (“Ares”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	The failure to successfully integrate Black Creek Group into the business, operations and corporate culture of Ares, and to retain Black Creek Group personnel following Ares’ acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business in July 2021;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including those related to the COVID-19 pandemic;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;

●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

Summary Risk Factors

An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 5. These risks include, among others:

●	There is no assurance that we will be able to achieve our investment objectives. We have experienced net loss, as defined by GAAP.
●	There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share redemption program if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
●	A portion of the proceeds received in this offering is expected to be used to satisfy redemption requests. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
●	The transaction price may not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investments may be substantially less. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes) and will not be based on any public trading market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September. Shares are subject to a 5.0% early redemption discount if they have been outstanding for less than one year. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
●	The transaction price may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	In connection with this offering, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of this offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of this offering and future offerings may negatively impact our ability to pay distributions and our stockholders overall return.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted. For example, we expect to face lease expirations across our portfolio regularly, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property generally will be expected to drop, depending on the likelihood of a renewal or a new lease on similar terms.
●	We may face challenges related to the integration of Black Creek Group into the business operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek Group personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business by Ares in July 2021.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers and/or key personnel of the Advisor, the Dealer Manager, and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.
●	This is a “blind pool” offering; our stockholders will not have the opportunity to evaluate all of the investments we will make before we make them.
●	This is a “best efforts” offering and if we are unable to raise substantial funds, then we will be more limited in our investments.
●	We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this report and in other filings we make with the SEC from time to time.
●	The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. Our distributions may exceed our taxable income, which would represent a return of capital for tax purposes. A return of capital is a return of our stockholders investment rather than a return of earnings or gains and will be made after deductions of fees and expenses payable in connection with our offering. Some or all of our future distributions may be paid from these sources as well as from the sales of assets, cash resulting from a waiver or deferral of fees, and from our cash balances. There is no limit on distributions that may be made from these sources, however, our Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders overall return.
●	If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
●	Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.

v

PART I

ITEM 1.        BUSINESS

The Company

Ares Industrial Real Estate Income Trust Inc. is a Maryland corporation formed on August 12, 2014. As used herein, the terms “Ares Industrial Real Estate Income Trust,” “AIREIT,” the “Company,” “we,” “our,” or “us” refer to Ares Industrial Real Estate Income Trust Inc. and its consolidated subsidiaries, except where otherwise indicated.

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

We have operated and elected to be treated as a REIT for U.S. federal income tax purposes, commencing with our taxable year ended December 31, 2017, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through our operating partnership, AIREIT Operating Partnership LP (the “Operating Partnership”), a Delaware limited partnership of which we are the sole general partner and a limited partner.

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Our second public offering of up to $2.0 billion of shares of common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts payable upon their acquisition of such interests. During the year ended December 31, 2021, we sold $492.2 million of gross interests related to the DST Program, $68.8 million of which were financed by DST Program Loans.

As of December 31, 2021, we had raised gross proceeds of approximately $2.7 billion from the sale of 259.8 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See Note 7 to the Consolidated Financial Statements” for information concerning our public offerings.

As of December 31, 2021, we directly owned and managed a real estate portfolio that included 193 industrial buildings totaling 37.6 million square feet located in 28 markets throughout the U.S., with 348 customers, and was 96.6% occupied (97.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2021, our real estate portfolio included:

●	183 industrial buildings totaling approximately 36.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.3% occupied (98.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years; and
●	10 industrial buildings totaling approximately 1.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

On July 15, 2020, we acquired minority ownership interests in two joint venture partnerships, which include Build-to-Core Industrial Partnership I LP (the “BTC I Partnership”) and Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnership”), with third party investors, for $301.0 million in cash paid at closing, exclusive of due diligence expenses and other closing costs. As of the date of acquisition, the joint venture partnerships’ aggregate real estate portfolios consisted of 64 acquired or completed buildings and 18 buildings under construction or in the pre-construction phase.

On June 15, 2021, we, along with our joint venture partners, entered into a transaction (the “BTC I Partnership Transaction”) to split the portfolio of the BTC I Partnership (the “BTC I Portfolio”), which, prior to the transaction, consisted of 44 buildings totaling approximately 12.1 million square feet. As a result of the BTC I Partnership Transaction (described further in “Note 5 to the Consolidated Financial Statements”), we own a 100% interest in 22 buildings that were previously part of the BTC I Portfolio, totaling approximately 5.4 million square feet with a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio.

As of December 31, 2021, we owned and managed 29 buildings totaling approximately 6.9 million square feet and six buildings either under construction or in the pre-construction phase totaling approximately 1.8 million square feet (the “BTC II Portfolio”), through our 12.0% minority ownership interest in the BTC II Partnership (as described in “Note 5 to the Consolidated Financial Statements”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein. See “Note 17 to the Consolidated Financial Statements” for information regarding transactions effected subsequent to December 31, 2021 with respect to the BTC II Partnership.

See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements” for detail regarding our acquisition activity for the year ended December 31, 2021.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement (2022), dated February 11, 2022 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends May 1, 2022, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Investment Objectives

Our primary investment objectives include the following:

●	preserving and protecting our stockholders’ capital contributions;

●	providing current income to our stockholders in the form of regular distributions; and
●	realizing capital appreciation in our NAV from active investment management and asset management.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate-related debt. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate-related debt. As of December 31, 2021, our portfolio was comprised entirely of industrial properties. See Item 2, “Properties,” for further detail.

Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of our company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint venture partnerships or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that may present greater risk than industrial properties. The BTC II Partnership invests in an industrial real estate portfolio comprised of approximately (i) 30.0% development investments, and (ii) 70.0% core and value-add investments (based on purchase price), as of December 31, 2021.

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

Competition

The market for the acquisition of industrial real estate is highly competitive. We compete for real property investments with other REITs and institutional investors, such as pension funds and their advisors, private real estate investment funds, insurance company investment accounts, private investment companies, individuals and other entities engaged in real estate investment activities, including certain other entities sponsored or advised by affiliates of the Sponsor, some of which may have greater financial resources than we do and generally may be able to accept more risk, including risks relating to the creditworthiness of potential customers, the breadth of the markets in which to invest, or the level of leverage they are willing to take on. They also may possess significant competitive advantages that result from, among other things, a lower cost of capital or greater operating efficiencies associated with a larger platform.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2021, there was one customer that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 25.2% of total annualized base rent of our portfolio. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

Additional Information

Our internet address is blackcreekgroup.com/investment-solutions/aireit/. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO INVESTING IN OUR PUBLIC OFFERING

There is no assurance that we will be able to successfully achieve our investment objectives; the prior performance of other entities affiliated with our Advisor may not be an accurate barometer of our future results.

We may not be able to achieve our investment objectives. We have experienced net loss, as defined by GAAP. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, stockholders should not rely on the past performance of investments by other entities affiliated with our Advisor to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of other programs affiliated with our Advisor in the past, present and future.

Because we generally do not mark to market our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. As a result, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases such difference may be significant. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. As of December 31, 2021, we classified all of our debt as intended to be held to maturity.

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

We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of Class T, Class D, and Class I shares (based on the price at which the shares are redeemed) will be limited for each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and for each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. With respect to the limitations described above, (i) provided that this share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that this share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).

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

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. The redemptions of Class T, Class D, and Class I shares are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity). Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in our public offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. As of December 31, 2021, we had raised gross proceeds of approximately $2.7 billion from the sale of approximately 259.8 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning our public offerings.

Historical returns may be presented over limited timeframes and are inherently limited in their applicability to the future.

In our prospectus, in our annual report, and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we may make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the Dealer Manager and participating broker-dealers (in connection with our public offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns.

Even if we are able to raise substantial funds in our public offerings, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

Although we presently intend to operate on a perpetual basis with ongoing offering and share redemption program, this is not a requirement of our charter. Further, we may in the future consider various Liquidity Events and, given that our investment strategy is focused on a single asset class, it is possible that an opportunity to execute a Liquidity Event could arise. Even if we are able to raise substantial funds in our offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our offerings or to terminate our share redemption program, in connection with a Liquidity Event or otherwise, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that a Liquidity Event or certain other significant transactions that require stockholder approval are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies that are used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, any valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In determining the amount of such discount, consideration may be given to a variety of factors, including, without limitation, the nature and length of such restriction. As a result, the realizable value of our interest in joint ventures or partnerships used in the calculation of our NAV may be lower than the value that would be derived if a minority or liquidity discount had not been applied, which could then have a negative impact on our calculation of NAV. Similarly, if any such properties held in a joint venture or partnership in which we own a minority interest are transferred to us as part of a liquidation of the assets of the joint venture or partnership or other transaction resulting in our ownership of 100% of such properties, such as is the case with respect to the BTC II Partnership, it could have a positive impact on the calculation of our NAV. In some cases, the impact may be significant. For example, we estimate the fair value of our minority ownership interests in the BTC II Partnership as of December 31, 2021 would have been $21.0 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV would have been higher by approximately $21.0 million, or $0.08 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2021. As a result of the BTC II Partnership Transaction (as described in “Note 17 to the Consolidated Financial Statements”), the minority discount described above is expected to be substantially eliminated when our NAV as of February 28, 2022 is calculated, thereby having a positive impact on our NAV. This does not take into account all of the other items that impact our monthly NAV and may offset the impact of the elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

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

Our valuation procedures generally provide that the Independent Valuation Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as lease expirations, customer disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Advisor so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the Independent Valuation Advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. For example, we may receive an unsolicited offer from an unrelated third party to purchase one of our assets at a price that is materially different than the price included in our NAV. Or, we may be aware of a new lease, lease expiry, or entering into a contract for capital expenditure. Where possible, adjustments generally will be made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the Independent Valuation Advisor determines that events warrant adjustments to certain assumptions (including probability of occurrence) that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special Unit Holder, which is a wholly-owned subsidiary of our Advisor, will receive a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the Hurdle Amount. Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Special Unit Holder will receive a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%.

As a result of the manner in which the performance component is calculated, as described above, the performance component is not directly tied to the performance of the shares our stockholders purchase, the class of shares they purchase, or the time period during which they own their shares. The performance component may be payable to the Special Unit Holder even if the NAV of a stockholder’s shares at the time the performance component is calculated is below the stockholder’s purchase price, and the thresholds at which increases in NAV count towards the overall return to the holders of Fund Interests are not based on at stockholder’s purchase price. Because of the class-specific allocations of the ongoing distribution fee, which differ among classes, we do not expect the overall return of each class of Fund Interests to ever be the same. However, if and when the performance component of the advisory fee is payable, the expense will be allocated among all holders of Fund Interests ratably according to the NAV of their units or shares, regardless of the different returns achieved by different classes of Fund Interests during the year. Further, our stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance component of the advisory fee, even if no performance component is ultimately payable to the Special Unit Holder for all or any portion of such calendar year. In addition, if the Special Unit Holder the performance component of the advisory fee for any given year, it will be obligated to return any portion of it based on our subsequent performance.

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

Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2021, approximately 50.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis and 50.0% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan.

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

Although we presently intend to operate on a perpetual basis with an ongoing offering and share redemption program, in the future we may also consider various Liquidity Events and, given that our investment strategy is focused on a single asset class, it is possible that an opportunity to execute a Liquidity Event could arise. There can be no assurance that we will ever seek to effect, or be successful in effecting, a Liquidity Event. Our charter does not require us to pursue a Liquidity Event or any transaction to provide liquidity to our stockholders. If we do not effect a Liquidity Event, it will be very difficult for our stockholders to have liquidity for their investment in shares of our common stock other than limited liquidity through any share redemption program.

We currently do not have research analysts reviewing our performance.

We do not have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, we do not have an independent review of our performance and value of our common stock relative to publicly traded companies.

Our investors may be at a greater risk of loss than the Advisor and members of our management team.

We have taken certain actions to increase the stock ownership in our Company by our management team, the Advisor and our directors over the past couple of years, including the implementation of certain stock-based awards. The current level of ownership by management may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.

The availability and timing of cash distributions to our stockholders is uncertain.

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class T shares and Class D shares, which will reduce the amount of cash available for distribution to holders of Class T shares and Class D shares. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our distribution reinvestment plan) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

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

Black Creek Group was acquired by Ares in July 2021 and we could face challenges related to the integration of Black Creek into the business, operations and corporate culture of Ares, the allocation of corporate resources, and the retention of Black Creek personnel, which could adversely impact our business and reduce the synergies that we expect to benefit from as a result of the transaction.

On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our former advisor, BCI IV Advisors LLC. The integration of Black Creek Group into the business of Ares could present challenges that are often encountered by the surviving companies of similar corporate transactions (e.g., issues involving the integration of corporate cultures or infrastructure), in addition to unanticipated challenges, which could divert time and attention away from the activities of our Company.

Some former employees of Black Creek Group, in their capacities at Ares, are expected to work on new projects or accounts that they were not involved in when Black Creek was a standalone business.  As a result of the transaction and related integration of certain Black Creek personnel, conflicts may arise in the allocation of certain personnel and other resources.  Different entities and persons may be performing different roles and devoting different levels of attention to our Company as compared to the individuals and entities performing these functions prior to the closing of the transaction.

There will not be a complete overlap in the team of management professionals, and the roles of various team members, as between our Company and prior investment vehicles sponsored by Ares and Black Creek Group, respectively.  Investors should consider this when reviewing historical information about our Sponsor in this prospectus.

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

We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2021, 10.3% of our total annualized base rent of properties was concentrated in the New Jersey market. As a result of this geographic concentration, our business is dependent on the economy in these markets generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

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

Our revenues from property investments depend on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. As of December 31, 2021, our top five customers represented 18.8% of our total annualized base rent of our properties, our top ten customers represented 25.2% of our total annualized base rent of our properties and there was one customer that individually represented more than 5.0% of our total annualized base rent of our properties. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Lease payment defaults by customers could impact operating results, causing us to lower our NAV, reduce the amount of distributions to our stockholders, or could force us to find an alternative source of funding to pay any mortgage loan interest or principal, taxes, or other obligations relating to the property. In the event of a customer default, we may also experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-leasing our property. If a lease is terminated, the value of the property may be immediately and negatively affected and we may be unable to lease the property for the rent previously received or at all or sell the property without incurring a loss.

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

If these disruptions in the capital and credit markets should occur as a result of, among other factors, uncertainty, military conflict, including the escalating conflict between Russia and Ukraine, changing regulation, changes in trade agreements, reduced alternatives or failures of significant financial institutions, our access to liquidity could be significantly impacted. For example, customers and potential customers of our properties operate in industries including e-commerce, traditional retail, third-party logistics, warehousing and manufacturing, all of which may be adversely impacted by changes to U.S. foreign trade policies, including tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, including the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s February 2022 invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries and other policies. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

The outbreak of the novel coronavirus, or COVID-19, has caused severe disruptions in the U.S. and global economy and which can result in an adverse impact on our financial condition and results of operations. This impact could be materially adverse to the extent the current COVID-19 outbreak, or future pandemics, cause customers to be unable to pay their rent or reduce the demand for commercial real estate, or cause other impacts described below.

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

The COVID-19 outbreak has had, and future pandemics could have, a significant adverse impact on economic and market conditions of economies around the world, including the United States, and could trigger a period of global economic slowdown or global recession.

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

Customers and potential customers of the properties we own operate in industries that have been adversely affected by the disruption to business caused by the global outbreak of COVID-19. Customers or operators have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Although a number of our customers requested rent deferrals in the second quarter of 2020, these requests significantly decreased in the third and fourth quarters of 2020. However, as a result of COVID-19 or another future pandemic, more customers may request rent deferrals or may not pay rent in the future. This could lead to increased customer delinquencies and/or defaults under leases, a lower demand for rentable space leading to increased concessions or lower occupancy, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be materially negatively affected if an economic downturn associated with a pandemic is prolonged, which could adversely affect our operating results, ability to pay our distributions, our ability to repay or refinance our debt, and the value of our shares.

The full extent of the impact and effects of COVID-19 on our future financial performance, as a whole, and, specifically, on our real estate property holdings are uncertain at this time. The impact will depend on future developments, including, among other factors, the duration of the outbreak, vaccine distribution, travel advisories and restrictions, the recovery time of the disrupted supply chains, the consequential staff shortages, and production delays, COVID-19 and other pandemics present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows, and value of our shares.

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

Terrorist attacks and other acts of violence, civilian unrest, military conflict, or war may affect the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of violence, civilian unrest, military conflict or war may negatively affect our operations and our stockholders’ investment. We may acquire real estate assets located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. Although we may obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Further, certain losses resulting from these types of events are uninsurable or not insurable at reasonable costs.

More generally, any terrorist attack, other act of violence or war, including military conflicts, such as the escalating conflict between Russia and Ukraine, could result in increased volatility in, or damage to, the worldwide financial markets and economy. This risk may be magnified in the case of the conflict between Russia and Ukraine, due to the significant sanctions and other restrictive actions taken against Russia by the U.S. and other countries in response to Russia’s February 2022 invasion of Ukraine, as well as the cessation of all business in Russia by many global companies. Increased economic volatility and trade restrictions could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

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

Limited partners in the Operating Partnership have the right to vote on certain amendments to the sixth amended and restated limited operating partnership agreement of the Operating Partnership, or the “Operating Partnership Agreement,” as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. In addition, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other hand. Our directors and officers have duties to our company and our stockholders under Maryland law in connection with their management of our company.

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

We, through the Operating Partnership, have commenced a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trust from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the FMV Option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the FMV Option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the trust an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required. Further, investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific Delaware statutory trusts and then sell interests, via its taxable REIT subsidiary (TRS), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Option to reacquire the real estate through a purchase of interests in the Delaware statutory trust, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

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

As part of the DST Program, the AIREX Lender will provide DST Program Loans to certain DST Program investors who acquire interests in Delaware Statutory Trusts.  DST Program Loans will be secured by the DST Program Investor’s interests in the Delaware Statutory Trust acquired using the DST Program Loan, and will be non-recourse to the borrowing DST Program investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST interests acquired by the DST Program investor declines after the DST Program investor borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

We may be limited or restricted in engaging in like-kind exchanges.

We may dispose of properties in transactions intended to qualify as like-kind exchanges under the Code. Such like-kind exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a like-kind exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 225.0 million classified as Class I shares, 1.2 billion classified as Class T shares and 75.0 million classified as Class D shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares or OP Units to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

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

Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the Statement of Policy, indicates that stockholders are permitted to amend our charter or terminate our company without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any termination of our company must first be declared advisable by our board of directors. Therefore, our charter provides that stockholders may vote to authorize the amendment of our charter or the termination of our company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to terminate our company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims arising under the Securities Act or the Exchange Act. Similarly, this choice of forum provision will not apply to actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts, in which our shares are sold pursuant to the offering; provided that the inapplicability of this choice of forum provision to such actions will not cause this provision to be inapplicable to other types of claims, whether they are brought concurrently with or before or after actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts in which the Issuer’s shares are sold pursuant to the offering. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our charter inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs’ attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

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

Under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to our stockholders. In the event that a venture partner has a right of first refusal to buy out the other partner, it may be unable to finance such a buy-out at that time. For example, certain actions by the joint venture partnership may require joint approval of our affiliated partners, on the one hand, and our joint venture partner, on the other hand. An impasse among the partners could result in a “deadlock event”, which could trigger a buy-sell mechanism under the partnership agreement and, under certain circumstances, could lead to a liquidation of all or a portion of the partnership’s portfolio. In such circumstances, we may also be subject to the 100% penalty tax on “prohibited transactions.” It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-customer in a particular property. In addition, to the extent that our venture partner or co-customer is an affiliate of the Advisor, certain conflicts of interest will exist.

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

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the “Dodd-Frank Act,” which generally took effect in 2011, contains a sweeping overhaul of the regulation of financial institutions and the financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

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

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act.” Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the Disabilities Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

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

As of December 31, 2021, we had approximately $2.3 billion of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

If mortgage or corporate debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, when we incur debt, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, are not as favorable when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or, with respect to mortgage debt could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

The advisory fees we pay the Advisor are made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. Because the performance component is based on our NAV, the Advisor may be motivated to accelerate acquisitions in order to increase NAV or, similarly, delay or curtail dispositions of assets or share redemptions to maintain a higher NAV, which would, in each case, increase amounts payable to the Advisor.

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

The Advisor and its affiliates, including our officers and two of our directors, face conflicts of interest caused by compensation arrangements with us, and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, two of our directors and other key personnel are also officers, directors, managers, and key personnel in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

Our Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes.

Affiliates of our Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or with respect to which affiliates of our Advisor may acquire and assume the role of management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future investment vehicles managed by our Advisor or its affiliates seek to acquire the same target assets as our Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Advisor or its affiliates may also give advice to investment vehicles managed by our Advisor or its affiliates that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.

The time and resources that Sponsor affiliated entities and related parties devote to us may be diverted and we may face additional competition due to the fact that Sponsor affiliated entities and related parties are not prohibited from raising money for another entity that makes the same types of investments that we target.

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate public offerings for one other entity sponsored by the Sponsor. In addition, we may compete with other entities sponsored or advised by the Sponsor or affiliates of the Sponsor for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity or related party.

We have entered into and in the future may enter into additional joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by our Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with the Advisor or sponsored or advised by affiliates of the Sponsor may have economic or business interests or goals which are or that may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, the Advisor and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since the Advisor will make various decisions on our behalf, agreements and transactions between us and the Advisor’s affiliates or entities sponsored or advised by affiliates of the Sponsor will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Furthermore, when such other investment vehicles managed by our Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. We may enter into joint ventures with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor for the acquisition of investments, but only if (i) a majority of our directors not otherwise interested in the transaction, including a majority of the independent directors, approve the transaction as being fair and reasonable to us and (ii) the investment by us and such affiliate are on terms and conditions that are no less favorable than those that would be available to unaffiliated parties.

With respect to any joint venture, we may enter into an advisory or sub-advisory agreement with an affiliate of the Advisor. We may also enter into arrangements with the Advisor in which the Advisor receives fees (directly or indirectly, including through a subsidiary of ours) from the joint venture entity or from the joint venture partner. Fees received from joint venture entities or partners and paid, directly or indirectly (including without limitation, through us or our subsidiaries), to the Advisor may be more or less than similar fees that we pay to the Advisor pursuant to the Advisory Agreement.

In addition, the Advisor may, with respect to any investment in which we are a participant, also render advice and service to others in that investment, and earn fees for rendering such advice and service. Specifically, it is contemplated that we may enter into joint venture or other similar co-investment arrangements with certain individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities, with respect to which the Advisor or one of its affiliates may be engaged to provide advice and service to such individuals, corporations, partnerships, trusts, joint ventures, limited liability companies or other entities. The Advisor or its affiliate will earn fees for rendering such advice and service pursuant to the agreements governing such joint ventures or arrangements.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, William Benjamin, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Brian R. Lange, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, James R. Mulvihill, Taylor M. Paul, Scott W. Recknor, David Roth, Scott A. Seager, Jeffrey W. Taylor, Joshua J. Widoff and Evan H. Zucker, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

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

We compete with entities sponsored or advised by affiliates of the Advisor, for whom affiliates of the Advisor provide certain advisory or management services, for opportunities to acquire, lease, finance, or sell investments, and for customers, which may have an adverse impact on our operations.

We compete with entities sponsored or advised by affiliates of the Advisor and may compete with any such entity created in the future, as well as entities for whom affiliates of the Advisor provide certain advisory or management services, for opportunities to acquire, lease, finance or sell certain types of properties. We may also buy, lease, finance or sell properties at the same time as these entities are buying, leasing, financing or selling properties. In this regard, there is a risk that we will purchase or lend on a property that provides lower returns to us than a property purchased or lent on by entities sponsored or advised by affiliates of the Advisor and entities for whom affiliates of the Advisor provide certain advisory or management services. Certain entities sponsored or advised by affiliates of the Advisor own and/or manage properties in geographical areas in which we expect to own properties. Therefore, our properties may compete for customers with other properties owned and/or managed by these entities. The Advisor may face conflicts of interest when evaluating customer leasing opportunities for our properties and other properties owned and/or managed by these entities and these conflicts of interest may have a negative impact on our ability to attract and retain customers.

The Advisor has implemented lease allocation guidelines to assist with the process of the allocation of leases when we and certain other entities to which affiliates of the Advisor are providing certain advisory services have potentially competing properties with respect to a particular customer. These guidelines, are designed to allow, where possible, each fund with a potentially competing property to bid on a lease with a prospective customer in a fair and equitable manner.

Because affiliates of the Advisor currently sponsor and advise, and in the future may sponsor and advise, other investment vehicles and clients (each, an “Advisory Client”) with overlapping investment objectives, strategies and criteria, potential conflicts of interest may arise with respect to real estate investment opportunities. In order to manage this potential conflict of interest, in allocating opportunities among the Advisory Clients, the Advisor follows an allocation policy (the “Allocation Policy”) which endeavors to allocate investment opportunities in a fair and equitable manner. The Advisor’s Allocation Policy, which may be amended without consent, is intended to enable us to share equitably with any other Advisory Clients that are managed by the Advisor and competing with us to acquire similar types of assets.

Under the Allocation Policy, real estate investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Advisor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Advisor. In addition, the Advisor may from time to time limit the number of positions in a rotation and/or grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. Current existing Rotational Priorities have been granted to certain of the Advisor’s industrial real estate funds which ensure them a minimum number of opportunities (e.g., one out of every three) in each core, value-add and development rotation. This means that, depending on the number of Advisory Clients and number of positions in each such rotation and/or the Rotational Priorities that have been granted, we may be offered less investment opportunities. The Advisor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

The Advisor may modify its overall allocation policies from time to time. Any changes to the Advisor’s allocation policies will be timely reported to our board of directors or our Conflicts Resolution Committee. The Advisor will be required to provide information to our board of directors on a quarterly basis to enable our board of directors, including the independent directors, to determine whether such policies are being fairly applied.

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

We have elected to be taxed as a REIT for U.S. federal income tax purposes, commencing with the taxable year ended December 31, 2017, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. Although we do not intend to request a ruling from the Internal Revenue Service, (“IRS”), as to our REIT status, we have received the opinion of our special U.S. federal income tax counsel, Morrison & Foerster LLP, with respect to our qualification as a REIT. This opinion was issued in connection with our public offering. Investors should be aware, however, that opinions of counsel are not binding on the IRS or on any court. The opinion of Morrison & Foerster LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets, the sources of our income, the amount of distributions that we pay, the composition of our stockholders, and various other matters relating to the requirements for qualification as a REIT. Morrison & Foerster LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Morrison & Foerster LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they had earned that income and paid the tax on it directly, would be eligible to receive a credit or refund of the taxes deemed paid on the income deemed earned, and shall increase the adjusted basis of its shares by the excess of such deemed income over the amount of taxes deemed paid. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any of these taxes we pay will reduce our cash available for distribution to our stockholders.

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

Our ownership of and relationship with our taxable REIT subsidiaries will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A taxable REIT subsidiary may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a taxable REIT subsidiary. A corporation of which a taxable REIT subsidiary directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a taxable REIT subsidiary. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic taxable REIT subsidiary will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the taxable REIT subsidiary rules limit the deductibility of interest paid or accrued by a taxable REIT subsidiary to its parent REIT to assure that the taxable REIT subsidiary is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of taxable REIT subsidiary stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

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

If the Company, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets (on a consolidated basis), the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and an additional 25% of the entity’s portfolio be comprised of real estate-related interests although this percentage may be reduced to the extent that more than 55% of the entity’s assets are invested in qualifying interests, (as such terms have been interpreted by the staff of the SEC) and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat as real estate-related interests those assets that do not qualify for treatment as qualifying interests, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying interests and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests and/or real estate-related interests. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

As of December 31, 2021, we directly owned and managed a real estate portfolio that included 193 industrial buildings totaling approximately 37.6 million square feet located in 28 markets throughout the U.S., with 348 customers, and was 96.6% occupied (97.6% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of December 31, 2021, our real estate portfolio included:

●	183 industrial buildings totaling approximately 36.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.3% occupied (98.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years; and
●	10 industrial buildings totaling approximately 1.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

On June 15, 2021, we, along with our joint venture partners, entered into the BTC I Partnership Transaction to split the BTC I Portfolio, which, prior to the transaction, consisted of 44 buildings totaling approximately 12.1 million square feet. As a result of the BTC I Partnership Transaction (described further in “Note 5 to the Consolidated Financial Statements”), we own a 100% interest in 22 buildings that were previously part of the BTC I Portfolio, totaling approximately 5.4 million square feet with a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio.

As of December 31, 2021, we owned and managed 29 buildings totaling approximately 6.9 million square feet and six buildings either under construction or in the pre-construction phase totaling approximately 1.8 million square feet through our 12.0% minority ownership interest in the BTC II Partnership (as described in “Note 5 to the Consolidated Financial Statements”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein. See “Note 17 to the Consolidated Financial Statements” for information regarding transactions effected subsequent to December 31, 2021 with respect to the BTC II Partnership.

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

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2021:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	77.7%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	22.2
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.1
		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2021, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $5.92 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2021:

	Number of	Rentable	Occupied	Leased
($ and square feet in thousands)	Buildings	Square Feet	Rate (1)	Rate (1)	Annualized Base Rent (2)
Operating Properties:
Atlanta	14	2,839	99.5%	100.0%	$14,295	6.7%
Austin	6	562	95.9	95.9	4,255	2.0
Bay Area	3	845	89.3	89.3	8,361	3.9
Boston	3	415	100.0	100.0	2,914	1.4
Central Florida	3	519	100.0	100.0	3,150	1.5
Central Valley	9	2,280	100.0	100.0	12,464	5.8
Charlotte	1	210	100.0	100.0	1,067	0.5
Chicago	6	1,371	100.0	100.0	6,842	3.2
Cincinnati	4	620	87.7	87.7	2,704	1.3
Dallas	12	2,731	100.0	100.0	12,890	6.0
D.C. / Baltimore	9	1,037	95.5	95.5	7,219	3.4
Denver	2	252	100.0	100.0	1,220	0.6
Houston	7	1,088	91.1	91.1	4,953	2.3
Indianapolis	1	691	100.0	100.0	2,322	1.1
Las Vegas	7	1,118	100.0	100.0	8,686	4.0
Louisville	6	1,903	100.0	100.0	7,692	3.6
Memphis	7	2,602	100.0	100.0	8,647	4.0
Nashville	2	817	100.0	100.0	3,722	1.7
New Jersey	14	2,747	100.0	100.0	22,408	10.3
Pennsylvania	16	2,881	90.7	90.7	15,329	7.1
Phoenix	3	417	100.0	100.0	3,206	1.5
Portland	1	446	100.0	100.0	2,119	1.0
Reno	6	1,422	100.0	100.0	7,147	3.3
Salt Lake City	5	1,003	100.0	100.0	5,197	2.4
San Diego	7	762	100.0	100.0	7,005	3.3
Seattle	9	1,431	99.2	99.2	11,092	5.2
South Florida	4	422	100.0	100.0	3,043	1.4
Southern California	16	2,692	100.0	100.0	19,544	9.0
Total operating	183	36,123	98.3%	98.3%	209,493	97.5%
Value-Add Properties:
Atlanta	5	658	67.9	77.8	3,116	1.5
Houston	1	415	60.7	77.6	1,179	0.5
Pennsylvania	1	222	—	100.0	—	—
Seattle	2	140	78.6	78.6	1,031	0.5
South Florida	1	25	—	—	—	—
Total value-add properties	10	1,460	55.4	79.9	5,326	2.5
Total portfolio	193	37,583	96.6%	97.6%	$214,819	100.0%
(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

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

Lease Expirations. As of December 31, 2021, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.4 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2021, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
2022	51	3,585	9.9%	$17,570	8.2%
2023	64	4,934	13.6	26,276	12.3
2024	60	4,991	13.8	28,598	13.4
2025	48	4,583	12.6	26,072	12.2
2026	58	6,223	17.2	34,881	16.3
2027	29	2,935	8.1	20,367	9.5
2028	17	2,516	6.9	15,939	7.4
2029	17	2,383	6.6	14,535	6.8
2030	6	644	1.8	3,651	1.7
Thereafter	21	3,452	9.5	26,081	12.2
Total occupied	371	36,246	100.0%	$213,970	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

Customer Diversification. As of December 31, 2021, there were two customers that individually represented more than 5.0% of total occupied square feet of our portfolio and one customer that individually represented more than 5.0% of total annualized base rent of our portfolio. The following table reflects the 10 largest customers of our portfolio, based on annualized base rent, which occupied a combined 25.2 million square feet as of December 31, 2021:

	% of Total	% of Total
Customer	Occupied Square Feet	Annualized Base Rent (1)
Amazon.com Services LLC	5.3%	7.8%
Radial, Inc.	5.9	4.2
Steelcase Inc.	3.4	3.4
US Elogistics Service Corp	1.3	1.8
Boyd Flotation, Inc.	0.9	1.6
SBS Transportation, Inc.	1.2	1.6
The Kroger Company	1.3	1.3
Lowe's Companies, Inc.	1.2	1.2
Clutter, Inc.	1.3	1.2
Patagonia, Inc.	1.3	1.1
Total	23.1%	25.2%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2021:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
eCommerce / Fulfillment	21	5,565	15.3%	$32,399	15.1%
Transportation / Logistics	39	5,452	15.0	30,933	14.4
Home Furnishings	16	2,689	7.4	17,492	8.1
Food & Beverage	26	2,396	6.6	16,313	7.6
Auto	23	2,593	7.1	12,927	6.0
Manufacturing	32	1,911	5.3	12,520	5.8
Storage / Warehousing	20	2,233	6.2	12,194	5.7
Home Improvement	22	1,237	3.4	7,283	3.4
Printing	9	992	2.7	5,710	2.7
Construction / Engineering	18	896	2.5	5,474	2.5
Other	150	10,343	28.5	61,574	28.7
Total	376	36,307	100.0%	$214,819	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2021, multiplied by 12.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loan and mortgage notes. As of December 31, 2021, we had approximately $2.3 billion of consolidated indebtedness with a weighted-average interest rate of 2.14%, which includes the effect of interest rate swap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2021 was 4.2 years, excluding extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2021 was $1.8 billion. See “Note 6 to the Consolidated Financial Statements” for additional information.

ITEM 3.        LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which we are a party or of which any of our properties are the subject.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. While we may consider a Liquidity Event, which may provide an additional source of value through the realization of capital appreciation, at any time in the future, we currently do not have a fixed time frame in which we intend to undertake such consideration and we are not obligated by our charter or otherwise to effect a Liquidity Event at any time. There can be no assurance that we will ever pursue a Liquidity Event. We believe that our structure as a non-exchange traded REIT that may continue to raise capital through a series of offerings with no targeted liquidity window enhances the potential to achieve our investment objectives by allowing us to acquire and manage our investment portfolio in a more flexible manner.

We commenced calculating a monthly NAV on June 15, 2018. The following table presents the high and low NAV per share of each class of common stock for each reported quarter within the two most recent fiscal years. Each class of common stock has had the same NAV for each reported period.

Quarter	Low	High
2021
First Quarter	$10.1643	$10.2031
Second Quarter	$10.2518	$10.5692
Third Quarter	$10.7090	$11.5332
Fourth Quarter	$11.8169	$12.5007
2020
First Quarter	$10.0056	$10.0688
Second Quarter	$10.0591	$10.0629
Third Quarter	$10.0595	$10.0904
Fourth Quarter	$10.0920	$10.1437

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets and our liabilities are determined by the applicable pricing source, subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Unconsolidated real properties held through joint ventures or partnerships are valued by such joint ventures or partnerships according to their valuation procedures. At least once per calendar year, each unconsolidated real property asset will be appraised by a third-party appraiser. If the valuation procedures of the applicable joint ventures or partnerships do not accommodate a monthly determination of the fair value of real properties, the Advisor will determine the estimated fair value of the unconsolidated real properties for those interim periods. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $5.68 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $4.92 billion, representing a difference of approximately $758.9 million, or 15.4%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all of the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2021 and September 30, 2021:

	As of
(in thousands)	December 31, 2021	September 30, 2021
Investments in industrial properties	$5,677,050	$4,241,400
Investment in unconsolidated joint venture partnership	147,952	91,729
DST Program Loans	68,772	33,074
Cash and cash equivalents	216,848	132,070
Other assets	36,317	34,890
Line of credit, term loans and mortgage notes	(2,261,140)	(1,466,000)
Financing obligations associated with our DST Program	(499,964)	(200,423)
Other liabilities	(73,467)	(70,372)
Accrued performance participation allocation	(81,185)	(45,932)
Accrued fixed component of advisory fee	(3,864)	(3,076)
Aggregate Fund NAV	$3,227,319	$2,747,360
Total Fund Interests outstanding	258,170	238,212

The following table sets forth the NAV per Fund Interest as of December 31, 2021:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares	OP Units
Monthly NAV	$3,227,319	$2,576,768	$170,622	$463,537	$16,392
Fund Interests outstanding	258,170	206,129	13,649	37,081	1,311
NAV Per Fund Interest	$12.50	$12.50	$12.50	$12.50	$12.50

The NAV per Fund Interest as of December 31, 2021 increased by approximately $0.97, or 8.4%, compared to our NAV per Fund Interest as of September 30, 2021, primarily as a result of strong leasing, above-average market rent growth, and strengthening capital markets. These factors, as well as the BTC I Partnership Transaction, were primary drivers of the increase in the NAV per Fund Interest as of December 31, 2021 by approximately $2.36, or 23.2%, compared to our NAV per Fund Interest as of December 31, 2020.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of December 31, 2021, we estimated approximately $87.2 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Other liabilities as of December 31, 2020 include a $17.1 million liability to reimburse the Advisor for outstanding organization and offering expenses that the Advisor paid on behalf of the Company prior to December 31, 2021. Our board of directors determined to accelerate this reimbursement in December 2020, and we have since repaid the entire outstanding balance. Accordingly, we recognized the entire outstanding liability and expense in December 2020 for purposes of determining our December 2020 NAV. We reimbursed the Advisor in full in January 2021.

Investment in unconsolidated joint venture partnership as of December 31, 2021 includes a minority interest discount on the real property valuation component of the unconsolidated joint venture valuation to account for the restricted salability or transferability of those real properties given our minority ownership interest in the BTC II Partnership. We estimate the fair value of our minority ownership interest in the BTC II Partnership as of December 31, 2021 would have been $21.0 million higher if a minority discount had not been applied, meaning that if we used the estimated fair value without the application of the minority discount, our NAV as of December 31, 2021 would have been higher by approximately $21.0 million, or $0.08 per share, not taking into account all of the other items that impact our monthly NAV. As disclosed in “Note 17 to the Consolidated Financial Statements,” in February 2022, we, along with our joint venture partners, entered into a transaction to split the majority of the properties in the BTC II portfolio amongst the joint venture partners (the “BTC II Partnership Transaction”). As a result of the BTC II Partnership Transaction, we own a 100% interest in 11 buildings that were previously part of the BTC II Portfolio. Following the BTC II Partnership Transaction, we and our joint venture partners formed a new joint venture partnership (the “BTC II B Partnership”), through which we co-own five properties that were previously part of the BTC II Portfolio and were not part of the BTC II Partnership Transaction. We own a 8.0% interest in the BTC II B Partnership and the terms of the BTC II B Partnership and the rights and obligations of the joint venture partners are substantially the same as the terms of, and the rights and obligations of the joint venture partners with respect to the BTC II Partnership. As a result of the BTC II Partnership Transaction, the minority discount described above is expected to be substantially eliminated when our NAV as of February 28, 2022 is calculated, thereby having a positive impact on our NAV. This does not take into account all of the other items that impact our monthly NAV and may offset the impact of the elimination of the discount to some extent, such as transaction expenses associated with any strategic alternative.

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

The valuations of our real properties as of December 31, 2021, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	4.9%
Discount rate / internal rate of return	5.8%
Average holding period (years)	10.3

A change in the exit capitalization and discount rates used would impact the calculation of the value of our real property. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties:

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.8%
	0.25% increase	(3.4)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.1)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2021 was $4.6 million higher than par for such debt in aggregate, meaning that if we used the fair value of our debt rather than par (and treated the associated hedge as part of the same financial instrument), our NAV would have been lower by approximately $4.6 million, or $0.02 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2021. As of December 31, 2021, we classified all of our debt as intended to be held to maturity. See “Performance” below for further information concerning the impact of interest rate movements on our total stockholder returns assuming we were to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2021.

(in thousands)	As of December 31, 2021
Total stockholder's equity	$2,183,347
Noncontrolling interests	312
Total equity under GAAP	2,183,659

Adjustments:
Accrued distribution fee (1)	85,419
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	740,931
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (3)	46,183
Accumulated depreciation and amortization (4)	173,645
Other adjustments (5)	(2,518)
Aggregate Fund NAV	$3,227,319
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares (formerly designated as Class W shares). Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our investments in real estate are presented as historical cost in our consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our consolidated financial statements. As such, any increases of decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	Our investments in unconsolidated joint venture partnerships are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(4)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(5)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $10.14 per share as of December 31, 2020 to $12.50 per share as of December 31, 2021. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of unprecedented demand in the industrial property sector due to the substantial increase in e-commerce in the last year. The performance of our real estate portfolio was also driven by the acquisition of 128 properties during the year ended December 31, 2021, for an aggregate purchase price of $3.5 billion, which is equal to the total consideration paid, as well as the performance of our interests in the BTC Partnerships’ real estate portfolio.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of December 31, 2021)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	4.50%	22.79%	22.79%	9.03%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	4.69%	23.55%	23.55%	8.99%
Difference	(0.19)%	(0.76)%	(0.76)%	0.04%

Class T Share Total Return (without Sales Charge) (3)	9.42%	28.58%	28.58%	10.24%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.63%	29.37%	29.37%	10.20%
Difference	(0.21)%	(0.79)%	(0.79)%	0.04%

Class D Share Total Return (3)	9.52%	29.04%	29.04%	11.85%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.72%	29.83%	29.83%	11.80%
Difference	(0.20)%	(0.79)%	(0.79)%	0.05%

Class I Share Total Return (3)	9.65%	29.66%	29.66%	11.29%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	9.85%	30.46%	30.46%	11.25%
Difference	(0.20)%	(0.80)%	(0.80)%	0.04%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares (formerly designated as Class W shares) was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments affected particularly harshly. The industrial property sector continues to remain very resilient, with unprecedented demand and performance throughout the year, and we believe we are well-positioned to navigate this uncertain period. While the uncertain length and depth of the damage from business disruptions remain a risk, we believe our NAV as of December 31, 2021 currently reflects this uncertainty. We have experienced a very strong twelve months in 2021, with the acquisition of 128 buildings in 25 markets for $3.5 billion.

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, we issued equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as described below. In March 2021, we issued 0.2 million restricted Class I shares to employees of the Advisor or its affiliates for services provided to us. In addition, the holder of the special operating partnership units (the “Special OP Units”) in the Operating Partnership is entitled to an annual performance participation allocation if certain performance hurdles are met. As further described in “Note 12 to the Consolidated Financial Statements, the 2020 performance participation allocation became payable on December 31, 2020 and in January 2021, we issued 950,358 Class I OP Units to the holder of the Special OP Units. Subsequent to this issuance, the holder of the Special OP Units made a pro rata distribution of these Class I OP Units to its members, resulting in a distribution to our Chairman of 316,786 Class I OP Units on January 15, 2021. These OP Units may be repurchased by the Operating Partnership for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such OP Units will be repurchased for Class I shares of our common stock with an equivalent aggregate NAV.

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

The table below summarizes the redemption activity for the three months ended December 31, 2021:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
October 31, 2021	227,986	$10.93	227,986	—
November 30, 2021	413,710	11.53	413,710	—
December 31, 2021	170,521	11.78	170,521	—
Total	812,217	$11.42	812,217	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

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

We intend to accrue and continue to make distributions on a regular basis. Distributions are paid on a monthly basis and are calculated as of monthly record dates. Distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from primary shares sold in our public offerings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. For the year ended December 31, 2021, approximately 50.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50.0% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 50.0% were funded with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 12 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

As of March 3, 2022, we had 215.5 million shares of our Class T common stock, 15.2 million shares of our Class D common stock and 46.0 million shares of our Class I common stock outstanding, held by a total of 32,403 stockholders, 2,558 stockholders and 3,183 stockholders, respectively, including shares held by our affiliates.

ITEM 6.        [Reserved]

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

OVERVIEW

General

Ares Industrial Real Estate Income Trust Inc. is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Our second public offering of up to $2.0 billion of shares of common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program (the “DST Program”) to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Interests”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During 2021, we sold $492.2 million of gross interests related to the DST Program, $68.8 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

As of December 31, 2021, we had raised gross proceeds of approximately $2.7 billion from the sale of 259.8 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning our public offerings.

As of December 31, 2021, we directly owned and managed a real estate portfolio that included 193 industrial buildings totaling approximately 37.6 million square feet located in 28 markets throughout the U.S., with 348 customers, and was 96.6% occupied (97.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2021 acquisition activity. As of December 31, 2021, our real estate portfolio included:

●	183 industrial buildings totaling approximately 36.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.3% occupied (98.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years; and
●	10 industrial buildings totaling approximately 1.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

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

On June 15, 2021, we, along with our joint venture partners, entered into the BTC I Partnership Transaction to split the BTC I Portfolio, which, prior to the transaction, consisted of 44 buildings totaling approximately 12.1 million square feet. As a result of the BTC I Partnership Transaction (described further in “Note 5 to the Consolidated Financial Statements”), we own a 100% interest in 22 buildings that were previously part of the BTC I Portfolio, totaling approximately 5.4 million square feet with a total cost of $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio.

As of December 31, 2021, we owned and managed 29 buildings totaling approximately 6.9 million square feet and six buildings either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 12.0% minority ownership interest in the BTC II Partnership (as described in “Note 5 to the Consolidated Financial Statements”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein. See “Note 17 to the Consolidated Financial Statements” for information regarding transactions effected subsequent to December 31, 2021 with respect to the BTC II Partnership.

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

Our primary investment objectives include the following:

●	preserving and protecting our stockholders’ capital contributions;
●	providing current income to our stockholders in the form of regular distributions; and
●	realizing capital appreciation in our NAV from active investment management and asset management.

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

We expect to manage our corporate financing strategy under the current mortgage lending and corporate financing environment by considering various lending sources, which may include long-term fixed-rate mortgage loans, floating-rate mortgage notes, unsecured or secured lines of credit or term loans, private placement or public bond issuances, and the assumption of existing loans in connection with certain property acquisitions, or any combination of the foregoing.

Real Estate Outlook

The U.S. economic environment in 2021 saw meaningful improvements over 2020, but was still impacted by the COVID-19 pandemic. Gross domestic product (“GDP”) continued to recover from the steep decline in 2Q20 while unemployment continues to improve. With continued vaccine success, we expect moderate economic growth in the U.S. next year as recovery continues, leading to further employment growth and business expansion. However, such economic growth may be hindered in the event that additional serious variants emerge. Further, inflation is at a 40-year high. While this is in line with economist estimates, its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. The U.S. industrial real estate sector continued its strong performance and remains healthy as we look forward to 2022. E-commerce growth and evolving supply chain dynamics are expected to continue to drive positive demand for warehouse space as companies expand and upgrade their distribution networks and supply chains.

The U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates, and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2022 to be higher than the rates on expiring leases.

Technological advancements, shifting consumer preferences, and the resultant supply chain innovations have supported continued growth of e-commerce, and has only accelerated as a result of COVID-19. E-commerce sales are forecasted to reach 30% of total retail sales by 2030, up from approximately 14% in 2021. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly functional warehouse space near major cities is expected to increase. Disruptions in global supply chains may also lead to increased demand for warehouse space as users may restock goods at higher inventory levels and look to real estate to improve the efficiency of logistics operations.

Inflation expectations have driven additional demand for real estate, which has historically acted as a hedge against inflation and could further benefit the industrial sector. Heightened policy uncertainty will continue to weigh on global economies and capital flows throughout the coming year. However, capital markets outlook for industrial real estate remains strong as institutional investor demand continues to increase in part driven by both the current industrial real estate fundamentals and the ongoing secular shift to online consumer spending.

RESULTS OF OPERATIONS

Summary of 2021 Activities

During the year ended December 31, 2021, we completed the following activities:

●	Our NAV increased to $12.50 per share as of December 31, 2021 as compared to $10.14 per share as of December 31, 2020. This increase is primarily due to the performance of our portfolio, driven by strong leasing, above-average market rent growth, and significantly increased demand in the industrial property sector. The performance of our portfolio was also driven by the acquisition of 128 properties during the year ended December 31, 2021, for an aggregate purchase price of $3.5 billion, which is equal to the total consideration paid.
●	We raised $1.3 billion of gross equity capital from our public offerings. Additionally, we raised $492.2 million of gross capital through private placement offerings by selling DST Interests, $68.8 million of which were financed by DST Program Loans.
●	We entered into a term loan agreement for an aggregate principal amount of $600.0 million, with a five-year term. The term loan’s effective interest rate is calculated based on LIBOR plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio.
●	We entered into three interest rate swaps on our $600.0 million term loan with an aggregate notional amount of $225.0 million. These interest rate swaps effectively fix LIBOR at a weighted-average of 0.65% and results in an all-in interest rate for $225.0 million of borrowings on our $600.0 million term loan ranging from 2.00% to 2.85%, depending on our consolidated leverage ratio.
●	We entered into a secured mortgage note in the amount of $209.3 million with a four-year term, which may be extended pursuant to a one-year extension option. We also entered into an interest rate cap on the $209.3 million mortgage note with a notional amount of $170.0 million, which caps our all-in interest rate at 3.50% for this portion of the note.
●	We entered into a secured floating-rate mortgage note in the amount of $461.1 million, with a seven-year term and a fixed interest rate of 2.85%.
●	We entered into a secured floating-rate mortgage note for an aggregate principal amount of $408.0 million with a three year term, which may be extended pursuant to two one-year extension options. We also entered into an interest rate cap on the $408.0 million term loan with a notional amount of $408.0 million, which caps our all-in interest rate at 3.50%.
●	We leased approximately 2.7 million square feet, which included 1.5 million square feet of new and future leases and 1.2 million square feet of renewals through 39 separate transactions with an average annual base rent of $7.23 per square foot.
●	During 2021, the BTC II Partnership met certain return thresholds, resulting in an incentive fee distribution to partners. We elected to receive our portion of the incentive fee distribution as an increase of our interest in the BTC II Partnership from 8.0% to 12.0%, in lieu of cash. The increase in the Company’s ownership was recognized as earnings of $47.7 million on the consolidated statement of operations in the fourth quarter of 2021.

We are in the acquisition phase of our life cycle, and the results of our operations are primarily impacted by the timing of our acquisitions and the equity raised through our public offerings. Accordingly, our operating results for the years ended December 31, 2021, 2020 and 2019 are not directly comparable, nor are our results of operations for the year ended December 31, 2021 indicative of those expected in future periods. We believe that our revenues, operating expenses and interest expense will continue to increase in future periods as a result of continued growth in our portfolio and as a result of the incremental effect of anticipated future acquisitions of industrial real estate properties.

Portfolio Information

Our owned and managed portfolio was as follows:

	As of December 31,
(square feet in thousands)	2021	2020
Portfolio data:
Total buildings	193	65
Total rentable square feet	37,583	12,810
Total number of customers	348	117
Percent occupied of operating portfolio (1)	98.3%	99.1%
Percent occupied of total portfolio (1)	96.6%	94.4%
Percent leased of operating portfolio (1)	98.3%	99.3%
Percent leased of total portfolio (1)	97.6%	94.6%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table summarizes the changes in our results of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in the joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of unconsolidated joint venture partnership(s) on the consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the periods presented below include 45 buildings totaling approximately 8.5 million square feet owned as of January 1, 2020, which represented 22.6% of total consolidated rentable square feet, 38.3% of total revenues, and 38.1% of net operating income (loss) for the year ended December 31, 2021.

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	Change	% Change
Rental revenues:
Same store operating properties	$67,787	$66,836	$951	1.4%
Other properties	109,282	12,560	96,722	NM	%
Total rental revenues	177,069	79,396	97,673	NM	%
Rental expenses:
Same store operating properties	(16,633)	(16,604)	(29)	(0.2)%
Other properties	(26,086)	(2,946)	(23,140)	NM	%
Total rental expenses	(42,719)	(19,550)	(23,169)	NM	%
Net operating income:
Same store operating properties	51,154	50,232	922	1.8%
Other properties	83,196	9,614	73,582	NM	%
Total net operating income	134,350	59,846	74,504	NM	%
Other income and expenses:
Real estate-related depreciation and amortization	(112,201)	(46,483)	(65,718)	NM	%
General and administrative expenses	(8,886)	(6,973)	(1,913)	(27.4)%
Advisory fees	(28,558)	(9,653)	(18,905)	NM	%
Performance participation allocation	(81,185)	(9,640)	(71,545)	NM	%
Acquisition costs and reimbursements	(3,735)	(3,166)	(569)	(18.0)%
Equity in income (loss) from unconsolidated joint venture partnership(s)	54,296	(1,790)	56,086	NM	%
Interest expense	(30,463)	(13,012)	(17,451)	NM	%
Other income	555	696	(141)	(20.3)%
Total other (expenses) income	(210,177)	(90,021)	(120,156)	NM	%
Net loss	(75,827)	(30,175)	(45,652)	NM	%
Net loss attributable to redeemable noncontrolling interests	498	83	415	NM	%
Net income attributable to noncontrolling interests	(20)	(5)	(15)	NM	%
Net loss attributable to common stockholders	$(75,349)	$(30,097)	$(45,252)	NM	%
Weighted-average shares outstanding	201,169	113,145	88,024
Net loss per common share - basic and diluted	$(0.37)	$(0.27)	$(0.10)

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $97.7 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2021, non-same store rental revenues reflect the addition of 148 buildings we have acquired since January 1, 2020. Same store rental revenues for the year ended December 31, 2021 increased by $1.0 million, or 1.4%, as compared to the same period in 2020, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue, as well as bad debt revenue associated with 2020 rental revenues that was recouped during 2021.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $23.2 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to an increase in non-same store expenses, which was attributable to the significant growth in our portfolio since January 1, 2020. Same store rental expenses for the year ended December 31, 2021 remained consistent with same store rental expenses for the same period in 2020.

Other Expenses. Other expenses, in aggregate, increased by approximately $120.2 million for the year ended December 31, 2021, as compared to the same period in 2020, primarily due to the following:

●	an increase in the performance participation allocation of $71.5 million and the fixed component of the advisory fee of $18.9 million for the year ended December 31, 2021, as a result of (i) gross proceeds of $1.3 billion raised from our public offerings for the year ended December 31, 2021, and (ii) the significant increase of total return driven by a substantial increase in the value of our properties and significantly increased total return generated, as compared to the same period in 2020;
●	an increase in real estate-related depreciation and amortization expense totaling an aggregate amount of $65.7 million for the year ended December 31, 2021, as a result of the growth in our portfolio, as compared to the same period in 2020;
●	an increase in interest expense of $17.5 million for the year ended December 31, 2021 primarily related to: (i) $6.0 million of rent obligations associated with our DST Program that we initiated in the second quarter of 2021, (ii) an increase in mortgage note interest of $5.1 million, due to the $1.1 billion of secured mortgage notes that we entered into during the year ended December 31, 2021, (iii) an increase in interest from borrowings under our term loans (including the effects of interest rate swap agreements) of $5.1 million, primarily due to the $600.0 million term loan that we entered into in May 2021 (iv) an increase in interest from borrowings under the line of credit of $0.6 million due to higher average net borrowings of $54.3 million during the year ended December 31, 2021, as compared to the same period in 2020;

Partially offset by:

●	an increase in equity in income (loss) from unconsolidated joint venture partnership(s) of $56.1 million for the year ended December 31, 2021, primarily related to $47.7 million of incentive fee income associated with the incentive fee distribution from the BTC II Partnership after certain return thresholds were met during the fourth quarter of 2021.

Results for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2020 and December 31, 2019.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2021. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued, unprecedented demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which, in combination with the incentive distributions we received from the BTC I Partnership and the BTC II Partnership in the fourth quarter of 2020 and 2021, respectively, drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the acquisition of three large portfolios during the year. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses, and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the years ended December 31, 2021 and 2020.

Funds from Operations (“FFO”)

We believe that FFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as an alternative to net income (loss) or to cash flows from operating activities as an indication of our performance and are not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. Fees deferred or waived by the Advisor and payments received from the Advisor and/or reimbursed to the Advisor pursuant to the expense support agreement are included in determining our net income (loss), which is used to determine FFO. If we had not received support from the Advisor and/or reimbursed the Advisor pursuant to the expense support agreement, our FFO would have been lower or higher. In addition, other REITs may define FFO and similar measures differently and choose to treat acquisition-related costs and potentially other accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

Although some REITs may present similar measures differently from us, we believe FFO generally facilitates a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. However, this supplemental, non-GAAP measure is not necessarily indicative of future performance and should not be considered as an alternative to net loss or to cash flows from operating activities and is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculation and characterization of FFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
GAAP net loss attributable to common stockholders	$(75,349)	$(30,097)	$(22,368)
GAAP net loss per common share	(0.37)	$(0.27)	$(0.60)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(75,349)	$(30,097)	$(22,368)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	112,201	46,483	22,236
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	8,094	5,048	—
Redeemable noncontrolling interests' share of real estate-related depreciation and amortization and real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(751)	(141)	(42)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	(7,666)	—	—
Redeemable noncontrolling interests' share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	51	—	—
NAREIT FFO attributable to common stockholders	$36,580	$21,293	$(174)
NAREIT FFO per common share	$0.18	$0.19	$(0.00)
Weighted-average shares outstanding	201,169	113,145	37,382

We believe that our NAREIT FFO of $36.6 million, or $0.18 per share, as compared to the total gross distributions declared (which are paid in cash or reinvested in shares offered through our distribution reinvestment plan) in the amount of $109.5 million, or $0.55 per share, for the year ended December 31, 2021 is not indicative of future performance as we are in the acquisition phase of our life cycle. See “Liquidity and Capital Resources—Capital Resources and Uses of Liquidity—Distributions” below for details concerning our distributions, which are paid in cash or reinvested in shares of our common stock by participants in our distribution reinvestment plan.

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

During 2021, we have raised $1.3 billion of gross equity capital from our public offerings. As of December 31, 2021, we have cash and cash equivalents of $216.8 million and leverage of 35.1%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2021 and our expectations regarding the pace of capital raising in the near term. As of December 31, 2021, we directly owned and managed a real estate portfolio that included 193 industrial buildings totaling approximately 37.6 million square feet, with a diverse roster of 348 customers, large and small, spanning a multitude of industries and sectors across 28 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 96.6% occupied (97.6% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. Contractual rent collections as of December 31, 2021 are consistent with average annual collections prior to the pandemic.

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

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future over the next 12 months and beyond.

The Company’s material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2021, the Company had outstanding term loans, floating-rate mortgage notes and fixed-rate mortgage notes with varying maturities for an aggregate principal amount of $2.3 billion, with no amounts payable within 12 months. Future interest payments associated with the Company’s outstanding debt total $214.9 million, with $48.7 million payable within 12 months.

Future minimum lease payments related to DST Program

As of December 31, 2021, the Company had $474.9 million of future minimum lease payments related to the properties in our DST Program, of which $23.6 million is due in the next 12 months. The underlying interests of properties that are sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 20 years.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Total cash provided by (used in):
Operating activities	$62,586	$15,576	$6,453
Investing activities	(3,239,209)	(808,430)	(536,903)
Financing activities	3,161,459	974,575	562,607
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,164)	$181,721	$32,157

2021 Cash Flows Compared to 2020 Cash Flows

Cash provided by operating activities during the year ended December 31, 2021 increased by approximately $47.0 million as compared to the same period in 2020, primarily due to significant growth in our property operations, partially offset by the increase in advisory fees and interest expense for the year ended December 31, 2021 as compared to the same period in 2020. Cash used in investing activities during the year ended December 31, 2021 increased by approximately $2.4 billion as compared to the same period in 2020, primarily due to a net increase in acquisition and capital expenditure activity of $2.8 billion, partially offset by a decrease in our investment in unconsolidated joint venture partnerships of $318.4 million due to the timing of the acquisition of the minority ownership interests in the BTC Partnerships in the third quarter of 2020, as well as the redemption of our interest in the BTC I Partnership in order to acquire the properties in the BTC I Partnership Transaction in June 2021. Cash provided by financing activities during the year ended December 31, 2021 increased by approximately $2.2 billion as compared to the same period in 2020, primarily driven by (i) an increase in net borrowing activity of $1.5 billion under our line of credit, term loans and secured mortgage notes, (ii) net proceeds from financing obligations associated with the DST Program of $415.2 million, and (iii) a $263.7 million increase in the amount of net capital raised through our public offerings, net of offering costs paid, during the year ended December 31, 2021 as compared to the same period in 2020.

2020 Cash Flows Compared to 2019 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 5, 2021, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2020 and December 31, 2019.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2021, we had an aggregate of $1.4 billion of commitments under our credit agreement, including $430.0 million under our line of credit and $1.0 billion under our two term loans. As of that date, we had no amounts outstanding under our line of credit and $1.0 billion outstanding under our term loans with an effective interest rate of 1.89%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $430.0 million as of December 31, 2021. Our $430.0 million line of credit matures in November 2023 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $415.0 million term loan matures in February 2024 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of December 31, 2021, our term loans and $209.3 million mortgage note are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of December 31, 2021, we have interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under our $415.0 million term loan and on $225.0 million of commitments under our $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of December 31, 2021. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of December 31, 2021, we had property-level borrowings of approximately $1.2 billion of principal outstanding with a weighted-average remaining term of 4.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 2.34%. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2021.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. We had leverage of 35.1% as of December 31, 2021. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of December 31, 2021 and expects that as we deploy capital going forward, our leverage will near approximately 50%.

Offering Proceeds. As of December 31, 2021, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $2.74 billion ($2.63 billion net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2021, approximately 50.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 50.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically 50.0% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the first quarter of 2022, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2022, or January 31, 2022, February 28, 2022 and March 31, 2022 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the first quarter of 2022 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. See “Note 12 to the Consolidated Financial Statements” for further detail regarding the Expense Support Agreement.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the years ended as of the dates indicated below:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$54,749	50.0%	$30,927	50.2%
Reinvested in shares	54,719	50.0	30,655	49.8
Total	$109,468	100.0%	$61,582	100.0%
Sources of Distributions
Expense support (2)	$—	—%	$12,438	20.2%
Cash flows from operating activities	54,749	50.0	891	1.4
Borrowings	—	—	17,598	28.6
DRIP (3)	54,719	50.0	30,655	49.8
Total	$109,468	100.0%	$61,582	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.

(2)	The Advisor provided expense support of $13.5 million and we reimbursed the Advisor $13.5 million during the year ended December 31, 2020. The expense support agreement was not renewed after the expiration of its effective term on December 31, 2020 and we did not receive additional expense support from the Advisor during the year ended December 31, 2021. Expense support from the Advisor used to pay distributions is presented above without the effect of our reimbursements to the Advisor of previously deferred fees and other expenses. See “Note 12 to the Consolidated Financial Statements” for further detail on the expense support from and reimbursement to the Advisor in prior years.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the year ended December 31, 2021, our cash flows provided by operating activities on a GAAP basis were $62.6 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $109.5 million. For the year ended December 31, 2020, our cash flows provided by operating activities on a GAAP basis were $15.6 million as compared to our aggregate total gross distributions declared (which are paid in cash or reinvested in shares issued pursuant to our distribution reinvestment plan) of $61.6 million.

Refer to “Note 9 to the Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the year ended December 31, 2021, we received eligible redemption requests for approximately 2.4 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $25.1 million, or an average price of $10.68 per share. For the year ended December 31, 2020, we received eligible redemption requests for approximately 0.5 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $4.9 million, or an average price of $9.87 per share. Our share redemption program states, for each calendar quarter redemptions will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

See “Note 17 to the Consolidated Financial Statements” for information regarding subsequent events.

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

In the United States, inflation is at a 40-year high, and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those estimates that require management to make challenging, subjective, or complex judgments, often because they must estimate the effects of matters that are inherently uncertain and may change in subsequent periods. Critical accounting estimates involve judgments and uncertainties that are sufficiently sensitive and may result in materially different results under different assumptions and conditions and can have a material impact on the consolidated financial statements.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2021, our consolidated debt outstanding consisted of borrowings under our term loans and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2021, our fixed interest rate debt consisted of $350.0 million under our $415.0 million term loan and $225.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $628.9 million of principal borrowings under four of our mortgage notes. In total, our fixed rate debt represented approximately 53.2% of our total consolidated debt as of December 31, 2021. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2021, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.21 billion and $1.20 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2021. Based on our debt as of December 31, 2021 we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of December 31, 2021, our consolidated variable interest rate debt consisted of $440.0 million under our term loans and $617.3 million under two of our mortgage notes, which represented 46.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2021, we were exposed to market risks related to fluctuations in interest rates on $1.1 billion of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2021, would increase our annual interest expense by approximately $2.6 million.

Derivative Instruments. As of December 31, 2021, we had 12 outstanding derivative instruments with a total notional amount of $1.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Industrial Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Industrial Real Estate Income Trust Inc. (previously known as Black Creek Industrial REIT IV Inc.) and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated fair value of certain acquired tangible assets

As described in Notes 2 and 3, the Company acquired $3.5 billion of real estate properties during 2021 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building, and intangible lease assets and liabilities.

We identified the evaluation of the estimated fair value of certain acquired tangible assets in asset acquisitions, as a critical audit matter. The tangible assets included land, buildings, and building improvements. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair value, which included comparable land sales and the estimated replacement cost of buildings and building improvements.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s estimated fair value of certain acquired tangible assets by independently developing ranges of comparable land sales and estimated replacement costs of buildings and building improvements, and compared those amounts to the amounts determined by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 9, 2022

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Net investment in real estate properties	$4,820,892	$1,322,521
Investment in unconsolidated joint venture partnership(s)	101,769	324,242
Cash and cash equivalents	216,848	232,369
Restricted cash	887	530
DST Program Loans	68,772	—
Other assets	39,941	17,766
Total assets	$5,249,109	$1,897,428
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$42,211	$18,933
Debt, net	2,245,673	579,171
Intangible lease liabilities, net	76,432	11,609
Financing obligations, net	483,964	—
Distribution fees payable to affiliates	85,419	44,962
Other liabilities	116,064	46,290
Total liabilities	3,049,763	700,965
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	15,687	3,648
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 206,129 and 130,565 shares issued and outstanding, respectively	2,061	1,306
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 13,649 and 7,866 shares issued and outstanding, respectively	136	79
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 37,391 and 3,040 shares issued and outstanding, respectively	374	30
Additional paid-in capital	2,475,715	1,329,799
Accumulated deficit and cumulative distributions	(297,570)	(128,775)
Accumulated other comprehensive income (loss)	2,631	(9,750)
Total stockholders’ equity	2,183,347	1,192,689
Noncontrolling interests	312	126
Total equity	2,183,659	1,192,815
Total liabilities and equity	$5,249,109	$1,897,428

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Revenues:
Rental revenues	$177,069	$79,396	$40,377
Total revenues	177,069	79,396	40,377
Operating expenses:
Rental expenses	42,719	19,550	9,779
Real estate-related depreciation and amortization	112,201	46,483	22,236
General and administrative expenses	8,886	6,973	4,448
Advisory fees	28,558	9,653	4,585
Performance participation allocation	81,185	9,640	2,913
Acquisition costs and reimbursements	3,735	3,166	3,068
Total operating expenses	277,284	95,465	47,029
Other (income) expenses:
Equity in (income) loss from unconsolidated joint venture partnership(s)	(54,296)	1,790	—
Interest expense	30,463	13,012	9,115
Other income	(555)	(696)	(825)
Total expenses before expense support	252,896	109,571	55,319
Total reimbursement to the Advisor, net	—	—	(7,468)
Net expenses after reimbursement	(252,896)	(109,571)	(62,787)
Net loss	(75,827)	(30,175)	(22,410)
Net loss attributable to redeemable noncontrolling interests	498	83	42
Net income attributable to noncontrolling interests	(20)	(5)	—
Net loss attributable to common stockholders	$(75,349)	$(30,097)	$(22,368)
Weighted-average shares outstanding	201,169	113,145	37,382
Net loss per common share - basic and diluted	$(0.37)	$(0.27)	$(0.60)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Net loss	$(75,827)	$(30,175)	$(22,410)
Change from cash flow hedging derivatives	12,462	(11,999)	2,190
Comprehensive loss	$(63,365)	$(42,174)	$(20,220)
Comprehensive loss attributable to redeemable noncontrolling interests	417	142	4
Comprehensive loss attributable to common stockholders	$(62,948)	$(42,032)	$(20,216)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
Balance as of December 31, 2018	20,265	$203	$180,125	$(8,556)	$—	$1	$171,773
Net loss (excludes $42 attributable to redeemable noncontrolling interests)	—	—	—	(22,368)	—	—	(22,368)
Change from cash flow hedging activities (excludes $4 attributable to redeemable noncontrolling interests)	—	—	—	—	2,190	—	2,190
Issuance of common stock	29,243	292	304,691	—	—	—	304,983
Share-based compensation	—	—	465	—	—	—	465
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(18,847)	—	—	—	(18,847)
Trailing distribution fees	—	—	(12,545)	3,535	—	—	(9,010)
Redemptions of common stock	(233)	(3)	(2,282)	—	—	—	(2,285)
Distributions to stockholders (excludes $39 attributable to redeemable noncontrolling interests)	—	—	—	(20,341)	—	—	(20,341)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(81)	—	—	—	(81)
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net (loss) income (excludes $83 attributable to redeemable noncontrolling interests)	—	—	—	(30,097)	—	5	(30,092)
Change from cash flow hedging activities (excludes $59 attributable to redeemable noncontrolling interests)	—	—	—	—	(11,940)	—	(11,940)
Issuance of common stock	92,689	928	967,663	—	—	—	968,591
Share-based compensation	—	—	1,544	—	—	—	1,544
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(46,594)	—	—	—	(46,594)
Trailing distribution fees	—	—	(39,127)	10,634	—	—	(28,493)
Redemptions of common stock	(493)	(5)	(4,862)	—	—	—	(4,867)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders (excludes $197 attributable to redeemable noncontrolling interests)	—	—	—	(61,582)	—	(5)	(61,587)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(351)	—	—	—	(351)
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $498 attributable to redeemable noncontrolling interests)	—	—	—	(75,349)	—	20	(75,329)
Change from cash flow hedging activities (excludes $81 attributable to redeemable noncontrolling interests)	—	—	—	—	12,381	—	12,381
Issuance of common stock	118,048	1,180	1,251,931	—	—	—	1,253,111
Share-based compensation	—	—	1,618	—	—	—	1,618
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,537)	—	—	—	(22,537)
Trailing distribution fees	—	—	(56,480)	16,022	—	—	(40,458)
Redemptions of common stock	(2,350)	(24)	(25,085)	—	—	—	(25,109)
Preferred interest in Subsidiary REITs	—	—	—	—	—	186	186
Distributions to stockholders (excludes $715 attributable to redeemable noncontrolling interests)	—	—	—	(109,468)	—	(20)	(109,488)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(3,531)	—	—	—	(3,531)
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Operating activities:
Net loss	$(75,827)	$(30,175)	$(22,410)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	112,201	46,483	22,236
Equity in (income) loss from unconsolidated joint venture partnerships	(54,296)	1,790	—
Straight-line rent and amortization of above- and below-market leases	(14,719)	(7,744)	(4,420)
Other	3,762	2,553	1,416
Changes in operating assets and liabilities:
Tenant receivables and other assets	(6,456)	(140)	(825)
Accounts payable and accrued liabilities	10,579	1,177	4,417
Due from / to affiliates, net	87,342	1,632	6,039
Net cash provided by operating activities	62,586	15,576	6,453
Investing activities:
Real estate acquisitions	(2,620,937)	(473,000)	(533,027)
Incremental investment to acquire joint venture partnership portfolio	(584,809)	—	—
Deferred acquisition costs	(750)	(610)	(500)
Capital expenditures	(30,408)	(8,930)	(3,376)
Investment in unconsolidated joint venture partnerships	(7,505)	(325,890)	—
Distributions from joint venture partnerships	5,200	—	—
Net cash used in investing activities	(3,239,209)	(808,430)	(536,903)
Financing activities:
Proceeds from mortgage note	1,078,390	118,500	—
Proceeds from line of credit	1,124,000	—	377,000
Repayments of line of credit	(1,124,000)	(107,000)	(389,000)
Proceeds from term loan	600,000	107,500	307,500
Repayments of notes to shareholders	—	—	(376)
Debt issuance costs paid	(13,776)	(1,050)	(4,458)
Proceeds from issuance of common stock	1,185,844	900,810	283,803
Proceeds from financing obligations	415,192	—	—
Offering costs paid in connection with issuance of common stock and private placements	(26,205)	(10,333)	—
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(37,312)	(19,084)	(6,263)
Distribution fees paid to affiliates	(15,365)	(9,901)	(3,314)
Redemptions of common stock	(25,109)	(4,867)	(2,285)
Other	(200)	—	—
Net cash provided by financing activities	3,161,459	974,575	562,607
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,164)	181,721	32,157
Cash, cash equivalents and restricted cash, at beginning of period	232,899	51,178	19,021
Cash, cash equivalents and restricted cash, at end of period	$217,735	$232,899	$51,178

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Ares Industrial Real Estate Income Trust Inc. (the “Company”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and its consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of closing of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. See “Note 12” for additional information regarding this transaction. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean BCI IV Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate group for periods thereafter.

The Company was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although the Company intends to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2021, the Company owned and managed a real estate portfolio that included 193 industrial buildings. The Company operates as one reportable segment comprised of industrial real estate.

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

The Operating Partnership meets the criteria of a variable interest entity (“VIE”) as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Pursuant to the operating partnership agreement, the Company is the primary beneficiary of the Operating Partnership as it has the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. As such, the Operating Partnership continues to be consolidated within the Company’s consolidated financial statements.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2021 or 2020 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheet when certain criteria are met.

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

When circumstances indicate there may have been a reduction in the value of an equity investment, the Company evaluates whether the loss is other than temporary. If the Company concludes it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to the Company’s investment in unconsolidated joint venture partnerships for the year ended December 31, 2021. See “Note 5” for additional information regarding the Company’s investment in unconsolidated joint venture partnerships.

The Company may earn performance-based incentive fees based on a joint venture’s cumulative returns over a certain time period. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents and interest rates. As these key inputs are highly volatile and out of the Company’s control, and such volatility can materially impact its performance-based incentive fee period over period, recognition of the performance-based incentive fee income is limited to amounts for which it is probable that a significant income reversal will not occur. See “Note 5” for additional information on the BTC II Partnership incentive fee distribution.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. The Company may have bank balances in excess of federally insured amounts; however, the Company deposits its cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Derivative Instruments

The Company records its derivative instruments at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. The Company’s interest rate swap derivative instruments are designated as cash flow hedges and are used to hedge exposure to variability in expected future interest payments. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt. The Company’s interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value must be recognized through income. The Company does not use derivative instruments for trading or speculative purposes.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain long-term financing. These fees and costs are amortized to interest expense over the terms of the related credit facilities. Unamortized debt issuance costs are written off if debt is retired before its maturity date. Accumulated amortization of debt issuance costs was approximately $5.3 million and $2.9 million as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021, 2020 and 2019, the Company’s interest expense included approximately $2.4 million, $1.2 million and $1.1 million, respectively, of amortization of financing costs.

Capitalized Interest

The Company capitalizes interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2021 and 2020, approximately $1.2 million and $0.6 million of interest was capitalized, respectively. No interest was capitalized for the years ended December 31, 2019.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class D shares in the primary portion of the Company’s public offerings. The Company accrues for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class D shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 12” for additional information regarding when distribution fees become payable.

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

Noncontrolling interests also represent the portion of equity in an acquired subsidiary real estate investment trust (“Subsidiary REIT”), that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. See “Note 12 to the Consolidated Financial Statements” for additional information regarding the Subsidiary REIT.

Reclassifications

Certain items in the Company’s consolidated balance sheets for 2020 have been reclassified to conform to the 2021 presentation. Intangible lease liabilities, net have been reclassified from other liabilities and are presented separately in the consolidated balance sheets. Straight-line and tenant receivables, deferred acquisition costs and due to affiliates have all been reclassified to other assets in the consolidated balance sheets. Due from affiliates has been reclassified to other liabilities and distributions payable has been reclassified to accounts payable and accrued expenses in the consolidated balance sheets.

Certain items in the Company’s consolidated statements of operations for the year ended December 31, 2020 have been reclassified to conform to its 2021 presentation. Other income has been reclassified from interest expense and other and is presented separately in the consolidated statements of operations. Other expense reimbursements, related party has been reclassified to general and administrative expenses in the consolidated statements of operations. Additionally, the performance participation allocation and fixed component of the advisory fee are presented separately on the consolidated statements of operations, while previously presented together on the consolidated statements of operations.

Redeemable Noncontrolling Interests

The Former Sponsor held, either directly or indirectly, partnership units in the Operating Partnership (“OP Units”), which were issued as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the fourth amended and restated advisory agreement (the “Advisory Agreement”) by and among the Company, the Operating Partnership and the Advisor. Subsequent to the Transaction (as defined in “Note 12”), the Former Sponsor transferred these OP Units to its members or their affiliates. The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the operating partnership agreement, the limited partners who hold these OP Units have the ability to transfer or redeem its OP units at any time. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP units at the end of each measurement period. See “Note 10” for additional information regarding redeemable noncontrolling interests.

Rental Revenue

When a lease is entered into, the Company first determines if the collectability from the tenant is probable. If the collectability is not probable the Company recognizes revenue when the payment has been received. If the collectability is determined to be probable the Company records rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, the Company records receivables from tenants for rent that the Company expects to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, including the impact of the outbreak of the current novel coronavirus (COVID-19) pandemic on customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. As of December 31, 2021, the impact of COVID-19 on customer collectability has been minimal and has not had a material impact on the consolidated financial statements. The Company evaluates collectability from its tenants on an ongoing basis, if the assessment of collectability changes during the lease term, any difference between the revenue that was recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When the Company acquires a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2021 and 2020, the Company has no allowance for doubtful accounts.

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

Organization and Offering Expenses

Organization costs are expensed as incurred and offering expenses associated with the Company’s public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 12” for additional information regarding organization and offering expenses.

Income Taxes

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

Net Income (Loss) Per Common Share

The Company computes net income (loss) per common share by dividing net income (loss) by the weighted-average number of common shares outstanding during the period for each class. There are no class specific expenses and each class of common stock shares equally in the profits and losses of the Company. There were no dilutive shares for the years ended December 31, 2021, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. The Company believes it mitigates this risk by investing its cash with high-credit quality financial institutions. As the Company’s revenues predominantly consist of rental payments, it is dependent on its customers for its source of revenues. Concentration of credit risk arises when its source of revenue is highly concentrated from certain of its customers. As of December 31, 2021, no customers represented more than 10.0% of total annualized base rent of its properties.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Updated (“ASU”) 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), which updates various codification topics to simplify the accounting guidance for certain financial instruments with characteristics of liabilities and equity, with a specific focus on convertible instruments and the derivative scope exception for contracts in an entity’s own equity. ASU 2020-06 is effective for annual and interim reporting periods beginning after December 15, 2021, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2020. The Company adopted this standard as of the reporting period beginning January 1, 2021. The Company’s adoption of this standard did not have a material effect on its consolidated financial statements.

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

3. REAL ESTATE ACQUISITIONS

During the years ended December 31, 2021 and 2020, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2021 Acquisitions:
Gerwig Distribution Center	1/8/2021	1	$19,274
Harvill Business Center	3/10/2021	1	60,588
Princess Logistics Center	4/12/2021	1	74,075
Rancho Cucamonga Business Center	5/28/2021	1	24,624
Norton Distribution Center	6/1/2021	1	32,413
Build-To-Core Logistics Portfolio (2)	6/15/2021	22	876,731
Benchmark Distribution Center	6/18/2021	1	19,651
Key Logistics Portfolio	7/14/2021	48	916,766
Stonewood Logistics Center	7/16/2021	1	19,343
Heron Industrial Center	7/21/2021	1	25,999
Colony Crossing Logistics Portfolio	8/17/2021	2	21,569
Harvill Industrial Center Land	8/23/2021	—	7,532
Commerce Farms Logistics Center	8/25/2021	1	63,821
North County Commerce Center	8/30/2021	5	147,132
Performance Distribution Center	9/7/2021	1	29,532
Madison Distribution Center	9/17/2021	1	13,002
355 Logistics Center	10/1/2021	2	65,422
1 Stanley Drive	10/6/2021	1	22,239
Gilbert Gateway Commerce Park	10/6/2021	3	88,155
California Business Center	10/21/2021	2	31,070
Molto Portfolio	11/17/2021	6	204,964
Walker Mill Industrial Center	11/18/2021	1	17,205
Greater Boston Portfolio	11/22/2021	2	37,358
McDonald Portfolio	12/16/2021	14	395,754
Valwood Industrial Center	12/17/2021	4	43,132
Riggs Hill Industrial Center	12/17/2021	1	5,659
Port Crossing Logistics Center	12/21/2021	1	31,994
Hainesport Commerce Center	12/21/2021	1	132,810
Beltway Logistics Center	12/22/2021	1	28,053
Clackamas Industrial Center	12/23/2021	1	51,174
Total Acquisitions		128	$3,507,041

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2020 Acquisitions:
Norcross Industrial Center	3/23/2020	1	$9,505
Port 146 Distribution Center	4/14/2020	1	9,571
Lima Distribution Center	4/15/2020	1	11,622
Valwood Crossroads	5/11/2020	2	69,999
Eaglepoint Logistics Center	5/26/2020	1	40,216
7A Distribution Center II	5/27/2020	1	23,218
Legacy Logistics Center	6/3/2020	1	39,718
Logistics Center at 33	6/4/2020	1	63,285
Intermodal Logistics Center	6/29/2020	1	28,628
Executive Airport II & III	9/3/2020	2	33,200
Airpark International Logistics Center	10/9/2020	2	30,201
Carlstadt Industrial Center	11/10/2020	2	37,530
Nelson Industrial Center	12/7/2020	1	9,032
Miraloma Industrial Center	12/10/2020	1	9,498
Pennsy Logistics Center	12/18/2020	2	60,097
Total Acquisitions		20	$475,320
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 and 2020 acquisitions.
(2)	Refer to “Note 5” for further detail regarding the acquisition of the Build-To-Core Logistics Portfolio as a result of the BTC I Partnership Transaction.

During the years ended December 31, 2021 and 2020, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020
Land	$740,909	$124,368
Building and improvements	2,612,901	313,833
Intangible lease assets	210,332	38,954
Above-market lease assets	6,417	2,438
Construction in progress	8,067	—
Below-market lease liabilities	(71,585)	(4,273)
Total purchase price (1)	$3,507,041	$475,320
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2021 and 2020 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the years ended December 31, 2021 and 2020, as of the respective date of each acquisition, was 4.9 years and 5.9 years, respectively.

4. INVESTMENT IN REAL ESTATE

As of December 31, 2021 and 2020, the Company’s consolidated investment in real estate properties consisted of 193 and 65 industrial buildings, respectively.

	As of December 31,
(in thousands)	2021	2020
Land	$1,127,147	$385,988
Building and improvements	3,510,401	885,489
Intangible lease assets	342,538	119,765
Construction in progress	27,075	4,203
Investment in real estate properties	5,007,161	1,395,445
Less accumulated depreciation and amortization	(186,269)	(72,924)
Net investment in real estate properties	$4,820,892	$1,322,521

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2021 and 2020 included the following:

	As of December 31, 2021			As of December 31, 2020
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$332,176	$(74,001)	$258,175	$115,821	$(32,699)	$83,122
Above-market lease assets (1)	10,362	(1,838)	8,524	3,944	(694)	3,250
Below-market lease liabilities	(89,056)	12,624	(76,432)	(17,471)	5,862	(11,609)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2021, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Year 1	$67,302	$1,594	$15,295
Year 2	53,785	1,490	13,055
Year 3	40,436	1,233	11,041
Year 4	29,296	1,091	9,218
Year 5	19,710	995	6,392
Thereafter	47,646	2,121	21,431
Total	$258,175	$8,524	$76,432

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to the Company from its customers under the terms of non-cancelable operating leases in effect as of December 31, 2021, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

As of December 31,
(in thousands)	2021
Year 1	$211,739
Year 2	190,224
Year 3	166,692
Year 4	136,186
Year 5	106,054
Thereafter	282,385
Total	$1,093,280

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$9,101	$4,859	$2,703
Above-market lease amortization	(1,144)	(483)	(196)
Below-market lease amortization	6,762	3,368	1,913
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$70,898	$25,489	$11,952
Intangible lease asset amortization	41,303	20,994	10,284

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

The Agreement of Limited Partnership of the BTC II Partnership, as amended (the “BTC II Partnership Agreement”) contains procedures for making incentive fee distributions to the Company and Industrial Property Advisors Sub IV LLC (“BTC II SLP”), an affiliate of the Advisor, which are subject to the achievement of certain return thresholds. The thresholds to calculate and realize the incentive fee were achieved in the fourth quarter of 2021. Prior to the incentive fee distribution, the Company, through a subsidiary, owned an 8.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. A third-party institutional investor (“QR Limited Partner”), owned a 90.0% limited partner interest and an entity in which three of the Company’s affiliated directors and each of the Company’s executive officers own an interest (“BCG Limited Partner”) owned a 2.0% limited partner interest. In addition, the BTC II SLP owned a special limited partner interest in the BTC II Partnership. The Company elected to receive its portion of the incentive fee distribution as an increase of its interest in the BTC II Partnership from 8.0% to 12.0%, in lieu of cash. The BTC II SLP elected to receive a portion of its share of the incentive fee distribution as a cash payment of $84.5 million and the remainder was issued as a 7.8% interest in the BTC II Partnership. The increase in the Company’s ownership was recognized within equity in (income) loss from unconsolidated joint venture partnership(s) in the amount of $47.7 million on the consolidated statement of operations in the fourth quarter of 2021.

The Company has reported its investments in the BTC Partnerships under the equity method on its consolidated balance sheets, because with respect to the BTC I Partnership, for the period prior to the BTC I Partnership Transaction, the Company had the ability to exercise significant influence but did not have control over the partnership. Similarly, with respect to the BTC II Partnership, the Company has the ability to exercise significant influence but does not have control of the partnership. The following table summarizes the Company’s investment in the BTC Partnerships:

	As of				Investment in Unconsolidated
	December 31, 2021		December 31, 2020		Joint Venture Partnership(s) as of
	Ownership	Number of	Ownership	Number of	December 31,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2021	2020
BTC I Partnership	—%	—	26.8%	42	$—	$279,108
BTC II Partnership	12.0%	29	8.0%	25	101,769	45,134
Total BTC Partnerships		29		67	$101,769	$324,242
(1)	Represents acquired or completed buildings.

As of December 31, 2021, the book value of the Company’s investment in the BTC II Partnership was $101.8 million, which includes $39.6 million of outside basis difference. The outside basis difference originated from the difference between the purchase price paid by the Company for the minority ownership interest in the BTC II Partnership, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities of the joint venture partnership. The difference between the fair value and book value of the Company’s additional share of underlying net assets and liabilities received as payment of the incentive fee distribution resulted in additional outside basis during the year ended December 31, 2021. See “Note 17 to the Consolidated Financial Statements” for information regarding transactions effected subsequent to December 31, 2021 with respect to the BTC II Partnership.

6. DEBT

The Company’s consolidated indebtedness is currently comprised of borrowings under its line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of the Company’s debt is as follows:

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2021	2020	Maturity Date	2021	2020
Line of credit (1)	1.40%	1.44%	November 2023	$—	$—
Term loan (2)	2.23	2.23	February 2024	415,000	415,000
Term loan (3)	1.66	—	May 2026	600,000	—
Fixed-rate mortgage notes (4)	2.93	3.14	August 2024 - January 2029	628,890	167,750
Floating-rate mortgage notes (5)	1.74	—	January 2025 - July 2025	617,250	—
Total principal amount / weighted-average (6)	2.14%	2.49%		$2,261,140	$582,750
Less unamortized debt issuance costs				$(16,106)	$(4,430)
Add mark-to-market adjustment on assumed debt, net				639	851
Total debt, net				$2,245,673	$579,171
Gross book value of properties encumbered by debt				$1,835,561	$299,318
(1)	The effective interest rate is calculated based on either: (i) the London Interbank Offered Rate (“LIBOR”) plus a margin ranging from 1.30% to 2.10%; or (ii) an alternative base rate plus a margin ranging from 0.30% to 1.10%, each depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if LIBOR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of December 31, 2021, total commitments for the line of credit were $430.0 million, and the unused and available portions under the line of credit were both $430.0 million.
(2)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.25% to 2.05%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.05%, depending on the Company’s consolidated leverage ratio. The weighted-

average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(4)	Interest rates range from 2.85% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on LIBOR plus a margin of 1.50%. The effective interest rate of the $408.0 million mortgage note is calculated based on an Adjusted Secured Overnight Financing Rate (“Adjusted SOFR”) plus a margin of 1.65%.
(6)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.2 years as of December 31, 2021, excluding any extension options on the line of credit and the floating-rate mortgage notes.

As of December 31, 2021, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	415,000	38,000	453,000
2025	—	—	617,250	617,250
2026	—	600,000	—	600,000
Thereafter	—	—	590,890	590,890
Total principal payments	$—	$1,015,000	$1,246,140	$2,261,140
(1)	The line of credit matures in November 2023 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of December 31, 2021, the Company’s term loans and $209.3 million mortgage note are its only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreements governing the term loans provide procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of December 31, 2021, the Company has interest rate swaps in place to hedge LIBOR on $350.0 million of commitments under its $415.0 million term loan and on $225.0 million of commitments under its $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of December 31, 2021. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of December 31, 2021.

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

The following table summarizes the location and fair value of the derivative instruments on the Company’s consolidated balance sheets as of December 31, 2021 and 2020:

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of December 31, 2021
Interest rate swaps	10	$575,000	Other assets	$2,653
Interest rate caps	2	578,000	Other assets	3,164
Total derivative instruments	12	$1,153,000		$5,817
As of December 31, 2020
Interest rate swaps	7	$350,000	Other liabilities	$(9,809)

The following table presents the effect of the Company’s derivative instruments on the Company’s consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$8,298	$(14,140)	$2,642
Amount reclassified from AOCI into interest expense	4,164	2,141	(452)
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	30,463	13,012	9,115
Derivative Instruments Not Designated as Cash Flow Hedges
Loss recognized in income	$(177)	$—	$—

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

Under the master lease, the Company is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the Delaware statutory trust that owns such property. As such, for financial reporting purposes (and not for income tax purposes), the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payment obligations taking the place of the cost of equity and debt capital. Accordingly, for financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line item on the consolidated statements of operations. Consistent with the foregoing, rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. The net amount the Company receives from the underlying properties subject to the master lease may be more or less than the amount it pays to the investors of the DST Program and could fluctuate over time.

Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the consolidated balance sheets due to the fact that the Company has an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program are accounted for as deferred loan costs and are netted against the financing obligation.

In order to facilitate additional capital raise through the DST Program, the Company has made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of December 31, 2021, there were approximately $68.8 million of outstanding DST Program Loans that the Company has made to partially finance the sale of DST Interests. DST Program Loans are evidenced by promissory notes from the investor, secured by the investor’s DST Interests, and based on commercially reasonable terms. DST Program Loans bear interest at market rates that may be fixed or based on LIBOR, or an alternate rate in the event LIBOR is not available, and are non-recourse to the investor (except for certain non-recourse carve-outs). Accordingly, the Company includes its investments in DST Program Loans separately on its consolidated balance sheets in the “DST Program Loans” line item and includes approximately $0.9 million of income earned from DST Program Loans in “other income” on its statements of operations. The Company does not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the year ended December 31, 2021, the Company sold approximately $492.2 million in gross interests related to the DST Program, including interests financed by $68.8 million of DST Program Loans, and incurred rent obligations of approximately $6.0 million under its master lease agreements with investors who are participating in the DST Program.

Refer to “Note 12” for detail relating to the fees paid to the Advisor, the Dealer Manager and their affiliates for raising capital through the DST Program.

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2021
Assets
Interest rate swaps	$—	$2,653	$—	$2,653
Interest rate caps	—	3,164	—	3,164
Total assets measured at fair value	$—	$5,817	$—	$5,817
As of December 31, 2020
Liabilities
Interest rate swaps	$—	$(9,809)	$—	$(9,809)
Total liabilities measured at fair value	$—	$(9,809)	$—	$(9,809)

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and an interest rate cap whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. The Company incorporates credit valuation adjustments to appropriately reflect both its nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which the Company has concluded are not material to the valuation. Due to derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of the Company’s derivative instruments.

Nonrecurring Fair Value of Financial Measurements

As of December 31, 2021 and 2020, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$68,772	$68,772	$—	$—
Liabilities:
Term loans	1,015,000	1,015,000	415,000	411,787
Mortgage notes	1,246,140	1,247,307	167,750	172,008
(1)	The carrying value reflects the principal amount outstanding.

9. STOCKHOLDERS’ EQUITY

Public Offerings

The Company intends to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared the Company’s registration statement on Form S-11 with respect to its third public offering of up to $5.0 billion of shares of its common stock effective, and the third public offering commenced the same day. The Company’s second public offering of up to $2.0 billion of shares of its common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, the Company is offering up to $3.75 billion of shares of its common stock in the primary offering and up to $1.25 billion of shares of its common stock pursuant to its distribution reinvestment plan, in any combination of Class T shares, Class D shares (formerly designated as

Class W shares) and Class I shares. The Company may reallocate amounts between the primary offering and distribution reinvestment plan.

The Class T shares, Class D shares, and Class I shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T shares and Class D shares will be lower than the per share amount of distributions paid on Class I shares because of the distribution fees payable with respect to Class T shares and Class D shares sold in the primary offering.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”), as of December 31, 2021, is as follows:

(in thousands)	Class T	Class D	Class I	Total
Amount of gross proceeds raised:
Primary offering	$2,126,507	$137,799	$382,352	$2,646,658
DRIP	82,216	4,927	5,164	92,307
Total offering	$2,208,723	$142,726	$387,516	$2,738,965
Number of shares issued:
Primary offering	200,987	13,385	36,495	250,867
DRIP	7,932	474	481	8,887
Total offering	208,919	13,859	36,976	259,754

As of December 31, 2021, approximately $4.6 billion in shares of common stock remained available for sale pursuant to the Company’s follow-on public offerings in any combination of Class T, Class D and Class I shares, including approximately $1.2 billion in shares of common stock available for sale through the Company’s distribution reinvestment plan, which may be reallocated for sale in the primary offering.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares (1)	Shares
Balance as of December 31, 2018	19,759	161	345	20,265
Issuance of common stock:
Primary shares	24,705	2,584	935	28,224
DRIP	887	36	20	943
Stock grants	—	—	76	76
Redemptions	(111)	(45)	(77)	(233)
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	83,136	5,032	1,451	89,619
DRIP	2,622	155	64	2,841
Stock grants	—	—	229	229
Redemptions	(433)	(57)	(3)	(493)
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	73,534	5,614	33,790	112,938
DRIP	4,234	283	387	4,904
Stock grants	—	—	233	233
Redemptions	(2,204)	(114)	(32)	(2,350)
Forfeitures	—	—	(27)	(27)
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 12” for additional information.

Distributions. The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2021
December 31	$0.13625	$12,434	$16,895	$5,146	$34,475
September 30	0.13625	11,020	15,219	4,263	30,502
June 30	0.13625	8,552	12,295	3,373	24,220
March 31	0.13625	6,721	10,310	3,240	20,271
Total	$0.54500	$38,727	$54,719	$16,022	$109,468
2020
December 31	$0.13625	$6,159	$9,315	$3,230	$18,704
September 30	0.13625	5,601	8,451	2,952	17,004
June 30	0.13625	5,194	7,812	2,710	15,716
March 31	0.13625	3,339	5,077	1,742	10,158
Total	$0.54500	$20,293	$30,655	$10,634	$61,582
2019
December 31	$0.13625	$2,058	$3,242	$1,105	$6,405
September 30	0.13625	1,841	2,866	992	5,699
June 30	0.13625	1,558	2,319	818	4,695
March 31	0.13625	1,178	1,744	620	3,542
	$0.54500	$6,635	$10,171	$3,535	$20,341
(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Distribution fees are paid monthly to the Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC, the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings only. Refer to “Note 12” for further detail regarding distribution fees.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings.

Redemptions

Subject to certain restrictions and limitations, a stockholder may redeem shares of the Company’s common stock, regardless of share class, for cash at a price equal to the transaction price in effect as of the last calendar day of that month, except that shares of the Company’s common stock that have not been outstanding for at least one year will be redeemed at 95.0% of the transaction price. The “transaction price” generally will be equal to the NAV per share of the Company’s common stock most recently disclosed by the Company. Redemptions are limited by the Company in accordance with a monthly and quarterly cap. While the Company is not obligated to redeem shares of its common stock under its share redemption program, it intends to redeem shares under its share redemption program on a monthly basis. However, the Company’s board of directors may determine from time to time to adjust the timing of redemptions or suspend or otherwise modify the Company’s share redemption program.

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Year Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Number of eligible shares redeemed	2,350	493	233
Aggregate dollar amount of shares redeemed	$25,109	$4,867	$2,285
Average redemption price per share	$10.68	$9.87	$9.81

10. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership issued OP Units to the Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the Advisory Agreement. The Former Sponsor subsequently transferred these OP Units to its members or their affiliates. The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets because, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time, irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
($ in thousands)	2021	2020
Balance at beginning of year	$3,648	$723
Settlement of prior year performance participation allocation (1)	9,640	2,913
Distributions to redeemable noncontrolling interests	(715)	(197)
Net loss attributable to redeemable noncontrolling interests	(498)	(83)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	81	(59)
Redemption value allocation adjustment to redeemable noncontrolling interests	3,531	351
Balance at end of year	$15,687	$3,648
(1)	The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor on December 31, 2020. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates. The 2019 performance participation allocation in the amount of $2.9 million became payable to the Former Sponsor on December 31, 2019. At the Advisor’s election, it was paid in the form of Class I OP Units valued at $2.9 million (based on the NAV per unit as of December 31, 2019), which were issued to the Former Sponsor in January 2020 and subsequently transferred to its members or their affiliates.

11. INCOME TAXES

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed the Company’s current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, the Company notifies its stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of the Company’s 2021, 2020 and 2019 distributions were:

	For the Year Ended December 31,
(unaudited)	2021	2020	2019
Ordinary income	11.6%	7.1%	—%
Non-taxable return of capital	34.8	92.9	100.0
Long-term capital gain	53.6	—	—
Total distribution	100.0%	100.0%	100.0%

Our overall taxability increased in 2021 as compared to 2020 primarily due to increased capital gain taxability, which was driven by the BTC I Transaction and the sale of assets to the taxable REIT subsidiary (“TRS”) associated with the initiation of the AIREX DST Program during 2021. Additionally, the increase in ordinary income taxability was primarily driven by the significant growth of the Company during 2021.

12. RELATED PARTY TRANSACTIONS

The Company relies on the Advisor, a related party, to manage the Company’s day-to-day operating and acquisition activities and to implement the Company’s investment strategy pursuant to the terms of the Advisory Agreement. The current term of the Advisory Agreement ends May 1, 2022, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the third public offering pursuant to the terms of the dealer manager agreement, dated as of February 11, 2022 (the “Dealer Manager Agreement”), by and among the Company, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including the Company’s Former Advisor (the “Transaction”). On the same date, the Company’s Former Advisor assigned the then-current advisory agreement to the Company’s New Advisor. Ares did not acquire the Former Sponsor, and the Company now considers Ares real estate group to be the Company’s sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Former Sponsor and the Former Advisor were jointly controlled by the estate of Mr. Blumberg, Messrs Mulvihill and Zucker and/or their respective affiliates. The Advisor, the Sponsor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the public offerings and for the investment and management of the Company’s assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, and the tenth amended and restated limited partnership agreement of the Operating Partnership.

Selling Commissions, Dealer Manager Fees and Distribution Fees. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees with respect to Class T shares sold in the primary offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class T shares and Class D shares sold in the primary portion of the offerings. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class T shares and/or Class D shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class. With respect to Class T shares, the distribution fees were payable at a rate of 1.0% of NAV per annum for periods prior to March 1, 2021. With respect to Class D shares, the distribution fees are payable at a rate of 0.25% of NAV per annum for periods after December 31, 2021.

	Class T	Class D	Class I
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%	0.50%	—%

The Company will cease paying the distribution fees with respect to individual Class T shares and Class D shares when they are no longer outstanding, including as a result of a conversion to Class I shares. Each Class T share or Class D share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of the Company’s common stock on a national securities exchange;

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

Advisory Fee. The advisory fee consists of a fixed component and a performance participation allocation. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to the Company in an amount equal to 1/12th of 1.25% of (a) the applicable monthly NAV per Fund Interest times the weighted-average number of Fund Interests for such month and (b) the consideration received by the Company or its affiliates for selling interests in properties under the DST Program. Prior to February 16, 2021, the fixed component of the advisory fee was accrued in the amount of 1/12th of 0.80% of the aggregate cost of each real property asset within the Company’s portfolio. “Fund Interests” means the outstanding shares of the Company’s common stock and any OP Units held by third parties.

The performance participation allocation, which will be paid to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance based amount in the form of an allocation and distribution. This amount will be paid to the holder of the Special Units, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Advisor, all or a portion of this amount will be paid instead to the Special Unit Holder in the form of a cash fee, as described in the Advisory Agreement.

The performance participation allocation is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the performance participation allocation will be equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from the Company’s payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., the Company’s ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which the Company completes a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward was zero as of December 31, 2021.

Organization and Offering Expenses. The Advisor agreed to advance all of the Company’s organization and offering expenses on the Company’s behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through December 31, 2019. The Company agreed to reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 31, 2019 and reimbursed in full in January 2021, as described below. Beginning January 1, 2020, the Company either pays organization and offering expenses directly or reimburses the Advisor and the Dealer Manager for any organization and offering expenses that it pays on the Company’s behalf as and when incurred. The Company’s total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary portion of the applicable offering. As such, the Company would not consider organization and offering expenses above that amount to be payable, but such amounts may become payable in the future. As of December 31, 2020, the Company’s cumulative organization and offering expenses had not exceeded 15.0% of the gross proceeds from the primary portion of the offerings. There were no organization and offering expenses owed to the Advisor by the Company as of December 31, 2021.

Development Fees. Pursuant to the Advisory Agreement, the Company has agreed to pay the Advisor a development fee in connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development properties or overseeing the provision of these services by third parties on behalf of the Company. The fee will be an amount that will be equal to 4.0% of total project cost of the development property (or the Company’s proportional interest therein with respect to real property held in joint ventures or other entities that are co-owned). If the Advisor engages a third party to provide development services, the third party will be compensated directly by the Company, and the Advisor will receive the development fee if it provides development oversight services.

Fees from Other Services. The Company may retain certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or its operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Any such arrangements will be at market rates or reimbursement of costs.

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

Property-Level Accounting Services. Pursuant to the Advisory Agreement, the Company has agreed to pay the Advisor a property accounting fee in connection with providing services related to accounting for real property operations, including the maintenance of the real property’s books and records in accordance with GAAP and the Company’s policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”).

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Industrial Real Estate Exchange LLC (“AIREX,” formerly known as Black Creek Industrial Exchange LLC), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.5 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.

AIREX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through the DST Program. AIREX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. In addition, with respect to certain classes of interests (or the corresponding classes of OP Units or shares for which they may be exchanged in certain circumstances) we, the Operating Partnership or AIREX will pay the Dealer Manager ongoing fees in amounts up to 1.0% of the equity investment or net asset value thereof per year. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. In addition, pursuant to the dealer manager agreement for the DST Program, we, or our subsidiaries, are obligated to reimburse the Dealer Manager for (a) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with the private placements; (b) costs and expenses of conducting educational conferences and seminars, attending broker-dealer sponsored conferences, or educational conferences sponsored by AIREX; (c) customary promotional items; and (d) legal fees of the Dealer Manager.

Pursuant to the Advisory Agreement and Operating Partnership Agreement, DST Properties are included when calculating the fixed advisory fee and the performance participation allocation due to the Advisor. Furthermore, because the Advisor funds certain Dealer

Manager personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.

DST Manager Fees. AIREX Manager LLC (formerly known as BC Industrial Exchange Manager LLC, the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to AIREX Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, AIREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for the development and design of the DST Program and ongoing oversight of the offering and the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager subject to the terms of the applicable DST Program offering documents.

In connection with the DST Program, AIREX maintains a loan program and may, upon request, provide DST Program Loans to certain purchasers of the interests in the DST Interests to finance a portion of the purchase price payable upon their acquisition of such DST Interests (the “Purchase Price”). The DST Program Loans are made by a subsidiary of ours (the “DST Lender”). The DST Program Loans may differ in original principal amounts. The original principal amount of the DST Program Loans expressed as a percentage of the total Purchase Price for the applicable DST Interests may also vary, but no DST Program Loan to any purchaser will exceed 50% of the Purchase Price paid by such purchaser for its DST Interest in the Trust, excluding the amount of the Origination Fee, as hereinafter defined. Each purchaser that elects to obtain a DST Program Loan, will pay an origination fee to the DST Manager equal to up to 1.0% of the original principal amount of its DST Program Loan (the “Origination Fee”) upon origination of such DST Program Loan, which Origination Fee will be assigned by the DST Manager to an affiliate of the Advisor. The purchaser will be required to represent, among other things, that no portion of the Purchase Price for its DST Interest and no fee paid in connection with the acquisition of its DST Interest (including, without limitation, the Origination Fee) has been or will be funded with any nonrecourse indebtedness other than the DST Program Loan.

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services described above, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
(in thousands)	2021	2020	2019	December 31, 2021	December 31, 2020
Selling commissions and dealer manager fees (1)	$15,046	$39,190	$11,697	$—	$—
Ongoing distribution fees (1)(2)	16,022	10,634	3,535	1,779	1,122
Advisory fee—fixed component	28,558	9,653	4,585	3,864	1,345
Performance participation allocation	81,185	9,640	2,913	81,185	9,640
Other expense reimbursements (3)(4)	11,434	9,928	8,706	707	2,706
Property accounting fee (5)	1,262	603	313	166	59
DST Program selling commissions, dealer manager fees and distribution fees (1)	3,527	—	—	190	—
Other DST Program related costs (4)	5,925	—	—	61	—
Development fees (6)	937	24	—	78	24
Total	$163,896	$79,672	$31,749	$88,030	$14,896
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $85.4 million and $45.0 million as of December 31, 2021 and 2020, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on the Company’s consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of the salary, bonus and benefits of certain of the Company’s named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. The Company reimbursed the Advisor approximately $10.1 million, $8.3 million and $7.0 million for the years ended December 31, 2021, 2020 and 2019 respectively, for such compensation expenses.

As of December 31, 2020, $17.1 million of organization and offering costs that the Advisor had incurred on the Company’s behalf through December 31, 2019, remained payable to the Advisor. The Company paid this amount to the Advisor in full in January 2021. The Company now pays offering costs directly as and when incurred.

Transactions with Affiliates

The Operating Partnership issued 100 Special Units to the Former Sponsor for consideration of $1,000. The Special Units are classified as noncontrolling interests. On July 1, 2021, the initial 20,000 shares were assigned to the Advisor. On July 1, 2021, the 100 Special Units were assigned to the Advisor and in December 2021, the Advisor assigned the 100 Special Units to its subsidiary, BCI IV Incentive Fee LP (the “Special Unit Holder”).

Performance Participation Allocation

The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP units in January 2022 to the Special Unit Holder. At the direction of the Advisor and in light of our former sponsor having been the holder of the Special Units for the first six months of 2021, the Special Unit Holder designated 1,610,730 of these Class I OP Units to an entity owned indirectly by the Company’s Chairman, Mr. Zucker, and 1,610,730 of these Class I OP Units to an entity owned indirectly by a member of our former sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter and, at the request of the Advisor, the Operating Partnership subsequently redeemed all such Class I OP Units for $40.9 million. The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020, and was issued as 950,358 Class I OP units in January 2021 and subsequently transferred to its members, which included Mr. Zucker. Such Class I OP Units were issued at the NAV per unit as of December 31st of the respective year for which the performance participation allocation became payable. As a result of these transactions, as of February 1, 2022, Mr. Zucker owns 2,047,831 Class I OP Units.

Joint Venture Partnerships

For the year ended December 31, 2021, the BTC Partnerships (as described in “Note 5”) incurred in aggregate approximately $10.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements, as compared to $6.2 million for the period from July 16, 2020 (the date the Company acquired an interest in the BTC Partnerships) through December 31, 2020. The BTC I Partnership incurred these amounts for periods in 2021 prior to the BTC I Partnership Transaction only. The Company had amounts due to the BTC II Partnership of approximately $0.2 million as of December 31, 2021, which were recorded in other liabilities on the consolidated balance sheets, and had amounts due from the BTC Partnerships in aggregate of approximately $25,000, as of December 31, 2020, which were recorded in other assets on the consolidated balance sheets.

As of December 31, 2020, the BTC I Partnership owed the Company $3.2 million for the Company’s overpayment of the required contributions associated with the BTC I Partnership incentive distribution, which was recorded in accounts payable and accrued expenses on the consolidated balance sheets. The BTC I Partnership returned the overpayment of the required contributions to the Company in January 2021. In addition, see “Note 5 to the Consolidated Financial Statements” for information about the BTC II Partnership Transaction and see “Note 17 to the Consolidated Financial Statements” for information regarding transactions effected subsequent to December 31, 2021 with respect to the BTC II Partnership.

Expense Support Agreement

On January 1, 2019, the Company, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement (the “Expense Support Agreement”). The Expense Support Agreement amended and restated the agreement that had been entered into by the Company, the Operating Partnership and the Advisor in October 2016, which was subsequently amended and restated as of July 1, 2017. Pursuant to the Expense Support Agreement, the Advisor agreed to defer certain fees and fund certain of the Company’s expenses, subject to the terms of the agreement. The Expense Support Agreement was not renewed after the expiration of its effective term on December 31, 2020 and the Company does not expect to receive any additional expense support from the Advisor in the future.

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

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Fees deferred	$—	$3,896	$3,895
Other expenses supported	—	9,609	2,243
Total expense support from Advisor	$—	$13,505	$6,138
Reimbursement of previously deferred fees and other expenses supported	—	(13,505)	(13,606)
Total expense support from Advisor, net (1)	$—	$—	$(7,468)
(1)	As of December 31, 2021 and 2020, no amounts related to expense support were payable to or receivable from the Advisor. As of December 31, 2019, approximately $5.4 million was payable to the Advisor by the Company and was included in other liabilities on the consolidated balance sheets.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Interest paid, net of capitalized interest	$23,529	$12,180	$7,810
Distributions payable	11,747	6,450	2,241
Distributions reinvested in common stock	52,223	28,590	9,482
Increase in DST Program Loans receivable through DST Program capital raising	68,772	—	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	9,640	2,913	723
Non-cash redemption of minority ownership interest in BTC I Partnership	279,340	—	—
Change in accrued future ongoing distribution fees	40,458	28,493	9,010
Non-cash settlement of incentive fee income included in equity in (income) loss from unconsolidated joint venture partnership(s)	47,678	—	—
Non-cash selling commissions and dealer manager fees	15,046	39,190	11,697

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2021	2020	2019
Beginning of period:
Cash and cash equivalents	$232,369	$51,178	$19,016
Restricted cash	530	—	5
Cash, cash equivalents and restricted cash	$232,899	$51,178	$19,021
End of period:
Cash and cash equivalents	$216,848	$232,369	$51,178
Restricted cash	887	530	—
Cash, cash equivalents and restricted cash	$217,735	$232,899	$51,178

14. NONCONTROLLING INTERESTS

Special Units

In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Former Advisor for consideration of $1,000. On July 1, 2021, the 100 Special Units were assigned to the Advisor. In December 2021, the Special Units were assigned by the Advisor to the Special Unit Holder. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The holder of the Special Units will be paid a performance participation allocation. Refer to “Note 10” for details regarding the performance participation allocation and Class I OP Units issued as payment for the performance participation allocation. This amount will be paid to the Special Unit Holder, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Advisor, will be paid instead to the Advisor in the form of a cash fee, as described in the Advisory Agreement. The limited partner interests not owned by the Company are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

Subsidiary REITs

As of December 31, 2021, the Company indirectly owns and controls the managing member of three subsidiary REITs. Noncontrolling interests represent the portion of equity in the subsidiary REIT that the Company does not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31, 2021 as noncontrolling interests within permanent equity. The preferred shares are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective subsidiary REIT at the discretion of the Company, through its ownership and control of the managing member. The following table includes details for each Subsidiary REIT:

				Annual	Dividend Payable as of December 31,
Subsidiary REIT Acquisition	Date Acquired	Number of Shares	Par Value	Preferred Dividend	2021 (1)	2020 (1)
Executive Airport II	9/3/2020	125	$1,000	12.5%	$7,812	$7,812
Build-To-Core Logistics Portfolio	6/15/2021	122	$500	12.0%	$—	$—
Hainesport Commerce Center	12/21/2021	125	$1,000	12.0%	$—	$—
(1)	Recorded in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

15. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the adverse effect of the current novel coronavirus (“COVID-19”) pandemic. The extent of the impact from COVID-19 on the commercial real estate sector continues to vary dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain relatively resilient; however, during 2020 the Company had customers request rent deferral or rent abatement. These rent deferrals did not have a material effect on the Company’s results of operations for the years ended December 31, 2020 and the Company did not receive requests for rent deferral or rent abatement during the year ended December 31, 2021.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners, however the Company did not incur significant disruptions during the years ended December 31, 2020 and 2021 from the COVID-19 pandemic. While it is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties, there have not been any indications of future economic disruptions to the Company related to the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts the Company’s operations and those of the Company’s customers will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

16. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2021, the Company and its subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of December 31, 2021.

17. SUBSEQUENT EVENTS

BTC II Portfolio Split

Immediately prior to February 15, 2022, the Company, through a subsidiary, owned an 12.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. In addition, a third-party institutional investor (“QR Limited Partner”), owned a 78.5% limited partner interest. In addition, the BTC II SLP, an entity in which the Chairman of the board of directors holds an interest, owned a 7.8% special limited partner interest in the BTC II Partnership. An entity in which three of our affiliated directors and each of our executive officers own an interest, or the “BCG Limited Partner,” owned a 1.7% interest in the BTC II Partnership. Similar to the BTC I Partnership Transaction (as described in “Note 5 to the Consolidated Financial Statements”), the BTC II Partnership Agreement provided procedures whereby the partners may split the real property portfolio in an equitable manner, such that certain partners will own a 100% interest in certain of the properties as a result of the split.

On February 15, 2022, in accordance with the terms of the BTC II Partnership Agreement, the Company, along with the other joint venture partners in the BTC II Partnership, entered into a transaction to split the majority of the properties in the BTC II Portfolio amongst the joint venture partners, other than the BCG Limited Partner, whose respective interest in such properties was redeemed for $24.9 million (the “BTC II Partnership Transaction”). As a result of the BTC II Partnership Transaction, the Company owns a 100% interest in 11 properties, that were previously part of the BTC II Portfolio, the BTC II SLP owns a 100% interest in seven properties that were previously part of the BTC II Portfolio and the QR Limited Partner owns a 100% interest in the remaining 14 properties that were part of the BTC II Partnership Transaction. The properties acquired by the Company consist of a total of approximately 1.7 million square feet and the properties acquired by the BTC II SLP consist of a total of approximately 1.0 million square feet. Concurrently with the BTC II Partnership Transaction, the Company and the joint venture partners formed a new joint venture partnership, through which the Company co-owns five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. The partners own the same relative interests in the new partnership as they did in the BTC II Partnership prior to the incentive fee distribution that was settled in the fourth quarter of 2021, such that the Company owns an 8.0% interest as general partner and as a limited partner, the BTC II SLP owns a special limited partner interest, the BCG Limited Partner owns a 2.0% limited partner interest and the QR Limited Partner owns a 90.0% limited partner interest. The terms of the new partnership agreement are substantially the same as the terms of the BTC II Partnership Agreement, including, without limitation, the rights of the parties to incentive distributions. As of the date of this 10-K, an affiliate of the Advisor continues to provide the BTC II Advisory Services with respect to the five properties not included in the BTC II Partnership transaction, as well as the 14 remaining properties owned by the QR Limited Partner.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2022 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated as of June 2, 2021, by and among BCI IV Portfolio Real Estate Holdco LLC, Prologis USLV Operating Partnership, L.P., Prologis USLV SubREIT 1, LLC and Prologis Targeted U.S. Logistics Fund, L.P. Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2021.***

3.1

Third Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on June 30, 2017.

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Fourth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

4.1*	Second Amended and Restated Share Redemption Program, effective as of February 11, 2022.

4.2*	Fourth Amended and Restated Distribution Reinvestment Plan.

4.3*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

10.1*	Second Amended and Restated Dealer Manager Agreement, dated February 11, 2022, by and between Ares Industrial Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC.

10.2

Loan Agreement, dated as of December 9, 2021, by and among BCI IV 485 DC LLC, BCI IV Valwood Crossroads DC LP, BCI IV Logistics Center at 33 LLC, BCI IV Harvill Business Center LP, BCI IV Princess Logistics Center LLC, BCI IV 1 Stanley Drive LLC, BCI IV York DC LLC, BCI IV Stockton DC LP, BCI IV Arrow Route DC LLC, BCI IV Lodi DC LLC and Teachers Insurance and Annuity Association of America. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2021.

10.3*	Advisory Agreement (2022) among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP, and Ares Commercial Real Estate Management LLC.

EXHIBIT NUMBER	DESCRIPTION

10.4*	Tenth Amended and Restated Limited Partnership Agreement of AIREIT Operating Partnership LP, dated as of February 11, 2022.

10.5*	Third Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc., effective February 11, 2022.

10.6*	Second Amended and Restated Private Placement Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc., effective February 11, 2022.

10.7

Master Transaction Agreement, dated as of June 15, 2021, by and between IPT BTC I GP LLC, IPT BTC I LP LLC and QR Master Holdings USA II LP. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.8

Distribution and Redemption Agreement, dated as of June 15, 2021, by and between IPT BTC I GP LLC, IPT BTC I LP LLC and Build-To-Core Industrial Partnership I LP. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.9

Membership Interest Purchase Agreement, dated as of June 15, 2021, by and between BTC I REIT B LLC and BTC I REIT A LLC. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.10

Contribution, Distribution and Redemption Agreement, dated as of June 15, 2021, by and between Build-To-Core Industrial Partnership I LP and Industrial Property Advisors Sub I LLC. Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on June 15, 2021.

10.11

Form of Indemnification Agreement entered into between Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.) and each of Evan H. Zucker, Dwight L. Merriman III, Thomas G. McGonagle, Joshua J. Widoff, Marshall M. Burton, Charles B. Duke, Stanley A. Moore and John S. Hagestad as of February 9, 2016, Rajat Dhanda as of May 17, 2017, Scott W. Recknor as of September 1, 2017, Jeffrey W. Taylor as of December 9, 2019 and Scott A. Seager as of August 12, 2020. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the Securities and Exchange Commission on July 1, 2016.

10.12

Selected Dealer Agreement, dated as of October 28, 2019, by and among Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.), BCI IV Advisors LLC, Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC), BCI IV Advisors Group LLC, and Ameriprise Financial Services, Inc. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.13

Cost Reimbursement Agreement, dated as of October 28, 2019, by and among Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.), BCI IV Advisors LLC, Ares Wealth Management Solutions LLC (formerly Black Creek Capital Markets, LLC), and American Enterprise Investment Services, Inc. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 1, 2019.

10.14

Second Amended and Restated Credit Agreement, dated November 19, 2019, by and among AIREIT Operating Partnership LP (formerly known as BCI IV Operating Partnership LP), a Delaware limited partnership, as the Borrower; the lenders from time to time who are parties thereto; Wells Fargo Bank, National Association, as Administrative Agent and as a lender, Bank of America, N.A., as Syndication Agent and as a lender, U.S. Bank National Association, as Revolving Credit Facility Documentation Agent, JPMorgan Chase Bank, N.A., as Existing Term Facility Documentation Agent, Regions Bank, as Incremental Term Facility Documentation Agent. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 22, 2019.

10.15

Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

EXHIBIT NUMBER	DESCRIPTION

10.16

Form of Restricted Stock Agreement for Consultants for Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.17

Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.18

Incremental Revolving Commitment Assumption Agreement, dated as of September 20, 2019, among AIREIT Operating Partnership LP (formerly known as BCI IV Operating Partnership LP), Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.) and its subsidiaries, Wells Fargo Bank, National Association and Bank of America, N.A. Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.19

Incremental Term Loan and Revolving Commitment Assumption Agreement, dated as of December 20, 2019, among AIREIT Operating Partnership LP (formerly known as BCI IV Operating Partnership LP), Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.) and its subsidiaries, Wells Fargo Bank, National Association and Zions Bancorporation, N.A. Incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed with the SEC on March 5, 2020.

10.20

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

21.1*	List of Subsidiaries of Ares Industrial Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT NUMBER	DESCRIPTION

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2*	Net Asset Value Calculation and Valuation Procedures.

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 9, 2022, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

*** The Company has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and will furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

							Costs				Accumulated
							Capitalized or	Gross Amount Carried as of			Depreciation
				Initial Cost to Company			Adjustments	December 31, 2021 (5)			and		Depreciable
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Amortization	Acquisition	Life
($ in thousands)	Buildings	Debt		Land	Improvements (5)	Costs	Acquisition	Land	Improvements (5)	Costs (7)	(7)	Date	(Years)
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$—	(1)	$5,225	$5,370	$10,595	$1,004	$5,226	$6,373	$11,599	$(1,552)	2/26/2018	1-20
Medley Industrial Center in Medley, FL	1	—		2,864	4,559	7,423	309	2,864	4,868	7,732	(921)	4/11/2018	1-30
Ontario Distribution Center in Ontario, CA	1	—	(2)	14,657	16,101	30,758	122	14,657	16,223	30,880	(4,310)	5/17/2018	1-20
Park 429 Logistics Center in Ocoee, FL	2	—		7,963	36,919	44,882	319	7,963	37,238	45,201	(4,578)	6/7/2018	1-40
Pescadero Distribution Center in Tracy, CA	1	—	(1)	5,602	40,021	45,623	59	5,602	40,080	45,682	(5,602)	6/20/2018	1-40
Gothard Industrial Center in Huntington Beach, CA	1	—	(1)	5,325	4,771	10,096	400	5,325	5,171	10,496	(1,079)	6/25/2018	1-20
Midway Industrial Center in Odenton, MD	1	—		4,579	3,548	8,127	438	4,579	3,986	8,565	(1,240)	10/22/2018	1-20
Executive Airport Distribution Center I in Henderson, NV	1	—		10,360	40,710	51,070	215	10,360	40,925	51,285	(5,969)	11/20/2018	1-40
Iron Run Distribution Center in Allentown, PA	1	—		5,483	10,039	15,522	161	5,483	10,200	15,683	(2,036)	12/04/2018	1-20
Elgin Distribution Center in Elgin, IL	1	—		4,032	16,951	20,983	71	4,032	17,022	21,054	(1,668)	12/11/2018	1-40
Addison Distribution Center II in Addison, IL	1	—		4,439	8,009	12,448	849	4,439	8,858	13,297	(1,598)	12/21/2018	1-30
Fontana Distribution Center in Fontana, CA	1	—	(2)	20,558	21,943	42,501	958	20,558	22,901	43,459	(6,077)	12/28/2018	1-20
Airport Industrial Center in Ontario, CA	1	—		4,085	4,051	8,136	524	4,085	4,575	8,660	(1,245)	01/08/2019	1-20
Kelly Trade Center in Austin, TX	1	—		2,686	12,654	15,340	566	2,686	13,220	15,906	(2,340)	01/31/2019	1-30
7A Distribution Center in Robbinsville, NJ	1	—		4,874	7,277	12,151	1,657	4,874	8,934	13,808	(1,944)	02/11/2019	1-20
Quakerbridge Distribution Center in Hamilton, NJ	1	—		2,334	6,260	8,594	939	2,334	7,199	9,533	(1,736)	03/11/2019	1-40
Hebron Airpark Logistics Center in Hebron, KY	1	—		2,228	9,572	11,800	41	2,228	9,613	11,841	(1,342)	05/30/2019	1-40
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—		19,872	39,399	59,271	532	19,872	39,931	59,803	(6,529)	05/30/2019	1-30
Monte Vista Industrial Center in Chino, CA	1	—		7,947	7,592	15,539	363	7,947	7,955	15,902	(1,822)	06/07/2019	1-20
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	—		14,791	17,187	31,978	1,283	14,791	18,470	33,261	(4,043)	06/21/2019	1-20
Dallas Infill Industrial Portfolio in Arlington, TX	3	38,000		17,159	74,981	92,140	1,920	17,159	76,901	94,060	(11,130)	06/28/2019	1-30
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250		3,545	20,370	23,915	—	3,545	20,370	23,915	(2,134)	06/28/2019	1-40
Edison Distribution Center in Edison, NJ	1	—		11,519	16,079	27,598	32	11,519	16,111	27,630	(2,735)	06/28/2019	1-20
395 Distribution Center in Reno, NV	2	—	(2)	8,904	45,114	54,018	438	8,904	45,552	54,456	(4,870)	08/05/2019	1-40
I-80 Distribution Center in Reno, NV	4	—	(1)	18,742	53,267	72,009	1,889	18,742	55,156	73,898	(6,937)	09/04/2019	1-40
Avenue B Industrial Center in Bethlehem, PA	1	—		2,461	4,652	7,113	84	2,461	4,736	7,197	(933)	09/11/2019	1-20
485 Distribution Center in Shiremanstown, PA	1	—	(3)	8,427	34,632	43,059	204	8,427	34,836	43,263	(3,763)	09/13/2019	1-40
Weston Business Center in Weston, FL	1	—		15,661	16,750	32,411	155	15,661	16,905	32,566	(2,366)	12/10/2019	1-20
Marigold Distribution Center in Redlands, CA	1	—		17,230	22,505	39,735	114	17,230	22,619	39,849	(4,228)	12/20/2019	1-30
Bishops Gate Distribution Center in Mount Laurel, NJ	1	—		8,068	24,158	32,226	107	8,068	24,265	32,333	(3,652)	12/31/2019	1-20
Norcross Industrial Center in Peachtree Corner, GA	1	—		4,086	5,419	9,505	5,460	4,086	10,879	14,965	(482)	3/23/2020	1-20
Port 146 Distribution Center in LaPorte, TX	1	—		2,577	6,994	9,571	2,012	2,577	9,006	11,583	(202)	4/14/2020	1-40
Lima Distribution Center in Denver, CO	1	—		2,313	9,309	11,622	115	2,313	9,424	11,737	(1,247)	4/15/2020	1-20
Valwood Crossroads in Carrollton, TX	2	—	(3)	21,312	48,687	69,999	98	21,312	48,785	70,097	(4,467)	5/11/2020	1-40
Eaglepoint LC in Brownsburg, IN	1	—		6,875	33,341	40,216	51	6,875	33,392	40,267	(3,115)	5/26/2020	1-40
7A DC II in Robbinsville Township, NJ	1	—		7,887	15,331	23,218	510	7,887	15,841	23,728	(1,719)	5/27/2020	1-20
Legacy Logistics Center in Salt Lake City, UT	1	—	(1)	8,223	31,495	39,718	1,982	8,223	33,477	41,700	(2,727)	6/3/2020	1-40
Logistics Center at 33 in Easton, PA	1	—	(3)	13,157	50,128	63,285	48	13,157	50,176	63,333	(4,264)	6/4/2020	1-40
Intermodal Logistics Center in Fort Worth, TX	1	—		7,531	21,097	28,628	148	7,531	21,245	28,776	(1,498)	6/29/2020	1-40
Executive Airport Distribution Center II, III in Henderson, NV	2	—		9,490	23,710	33,200	4,433	9,490	28,143	37,633	(451)	9/3/2020	1-40
Airpark International Logistics Center in Hebron, KY	2	—		4,410	25,791	30,201	362	4,410	26,153	30,563	(1,425)	10/9/2020	1-40
Carlstadt Industrial Center in Carlstadt, NJ	2	—		17,616	19,914	37,530	111	17,616	20,025	37,641	(2,310)	11/10/2020	1-20
Nelson Industrial Center in La Puente, CA	1	—		4,233	4,799	9,032	38	4,233	4,837	9,070	(625)	12/7/2020	1-40
Miraloma Industrial Center in Placentia, CA	1	—		5,113	4,385	9,498	34	5,113	4,419	9,532	(482)	12/10/2020	1-20
Pennsy Logistics Center in Landover, MD	2	—		9,545	50,552	60,097	96	9,545	50,648	60,193	(2,717)	12/18/2020	1-30
Gerwig Distribution Center in Columbia, MD	1	—		8,493	10,781	19,274	326	8,493	11,107	19,600	(713)	1/8/2021	1-20
Harvill Business Center in Perris, CA	1	—	(3)	17,065	43,523	60,588	41	17,065	43,564	60,629	(1,675)	3/10/2021	1-40
Princess Logistics Center in Lawrenceville, NJ	1	—	(3)	14,595	59,480	74,075	1,232	14,595	60,712	75,307	(1,590)	4/12/2021	1-40
Rancho Cucamonga Business Center in Rancho Cucamonga, CA	1	—		8,825	15,799	24,624	50	8,825	15,849	24,674	(661)	5/28/2021	1-30
Norton Distribution Center in Norton, MA	1	—		6,495	25,918	32,413	163	6,495	26,081	32,576	(1,074)	6/1/2021	1-20
Build-To-Core Logistics Portfolio in Austin, TX	5	—	(4)	15,142	39,222	54,364	503	15,142	39,725	54,867	(1,757)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Hayward, CA	1	—	(4)	41,746	88,728	130,474	(247)	41,746	88,481	130,227	(1,697)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in LaPorte, TX	1	—		3,301	13,958	17,259	50	3,301	14,008	17,309	(502)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Lehigh Valley, PA	1	—		17,094	46,504	63,598	27	17,094	46,531	63,625	(1,050)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Lodi, NJ	2	—	(3)	21,612	75,424	97,036	521	21,612	75,945	97,557	(1,409)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Rancho Cucamonga, CA	1	—	(3)	29,703	67,808	97,511	—	29,703	67,808	97,511	(1,874)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Richmond, CA	1	—		8,343	32,473	40,816	1,341	8,343	33,814	42,157	(514)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in San Diego, CA	2	—	(4)	11,146	31,741	42,887	35	11,146	31,776	42,922	(793)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in San Jose, CA	1	—		11,404	21,862	33,266	—	11,404	21,862	33,266	(438)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Suwanee, GA	4	—	(4)	9,566	61,538	71,104	209	9,566	61,747	71,313	(2,818)	6/15/2021	1-20
Build-To-Core Logistics Portfolio in Tacoma, WA	2	—	(2)	36,309	138,347	174,656	1,617	36,309	139,964	176,273	(3,130)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Tracy, CA	1	—	(4)	6,289	47,471	53,760	—	6,289	47,471	53,760	(1,001)	6/15/2021	1-40
Benchmark Distribution Center in Houston, TX	1	—		6,452	13,199	19,651	1,186	6,452	14,385	20,837	(392)	6/18/2021	1-40
Key Logistics Portfolio in Allentown, PA	1	—		3,733	14,351	18,084	234	3,733	14,585	18,318	(514)	7/14/2021	1-20
Key Logistics Portfolio in Auburn, WA	3	—		8,663	33,248	41,911	294	8,663	33,542	42,205	(927)	7/14/2021	1-30
Key Logistics Portfolio in Aurora, CO	1	—		2,123	8,842	10,965	4	2,123	8,846	10,969	(290)	7/14/2021	1-20
Key Logistics Portfolio in Boca Raton, FL	1	—		5,236	8,309	13,545	6	5,236	8,315	13,551	(374)	7/14/2021	1-20
Key Logistics Portfolio in Glen Burnie, MD	1	—		4,265	16,256	20,521	5	4,265	16,261	20,526	(679)	7/14/2021	1-20
Key Logistics Portfolio in Kent, WA	4	—		12,325	26,758	39,083	127	12,325	26,885	39,210	(1,066)	7/14/2021	1-20
Key Logistics Portfolio in King of Prussia, PA	2	—		4,901	17,203	22,104	21	4,901	17,224	22,125	(650)	7/14/2021	1-20
Key Logistics Portfolio in Lanham, MD	1	—		5,523	16,603	22,126	695	5,523	17,298	22,821	(390)	7/14/2021	1-40
Key Logistics Portfolio in Lincolnshire, IL	1	—		2,516	11,118	13,634	(158)	2,516	10,960	13,476	(274)	7/14/2021	1-30
Key Logistics Portfolio in Louisville, KY	5	—		16,463	109,692	126,155	46	16,463	109,738	126,201	(3,585)	7/14/2021	1-30
Key Logistics Portfolio in Mechanicsburg, PA	1	—		2,445	11,642	14,087	10	2,445	11,652	14,097	(383)	7/14/2021	1-20
Key Logistics Portfolio in Memphis, TN	6	—		12,760	97,828	110,588	492	12,760	98,320	111,080	(4,120)	7/14/2021	1-20
Key Logistics Portfolio in Olive Branch, MS	1	—		3,939	28,170	32,109	7	3,939	28,177	32,116	(690)	7/14/2021	1-30
Key Logistics Portfolio in Ontario, CA	3	—		14,668	37,715	52,383	125	14,668	37,840	52,508	(1,332)	7/14/2021	1-20
Key Logistics Portfolio in Pompano Beach, FL	2	—		5,160	10,263	15,423	98	5,160	10,361	15,521	(281)	7/14/2021	1-20
Key Logistics Portfolio in Renton, WA	1	—		4,992	13,365	18,357	5	4,992	13,370	18,362	(445)	7/14/2021	1-20
Key Logistics Portfolio in Salt Lake City, UT	2	—		8,336	51,350	59,686	200	8,336	51,550	59,886	(1,676)	7/14/2021	1-20
Key Logistics Portfolio in Stockton, CA	4	—	(3)	18,255	70,528	88,783	27	18,255	70,555	88,810	(2,905)	7/14/2021	1-30
Key Logistics Portfolio in Tacoma, WA	1	—		4,329	5,869	10,198	4	4,329	5,873	10,202	(182)	7/14/2021	1-20
Key Logistics Portfolio in Totowa, NJ	1	—		13,152	45,050	58,202	703	13,152	45,753	58,905	(1,313)	7/14/2021	1-20
Key Logistics Portfolio in Tracy, CA	2	—		12,916	45,919	58,835	587	12,916	46,506	59,422	(1,514)	7/14/2021	1-20
Key Logistics Portfolio in Upper Marlboro, MD	1	—		2,663	4,469	7,132	4	2,663	4,473	7,136	(141)	7/14/2021	1-30
Key Logistics Portfolio in Valencia, CA	1	—		7,080	11,094	18,174	4	7,080	11,098	18,178	(246)	7/14/2021	1-30
Key Logistics Portfolio in Wayne, NJ	1	—		6,583	12,987	19,570	5	6,583	12,992	19,575	(368)	7/14/2021	1-20
Key Logistics Portfolio in York, PA	1	—	(3)	5,150	19,961	25,111	14	5,150	19,975	25,125	(722)	7/14/2021	1-20

							Costs				Accumulated
							Capitalized or	Gross Amount Carried as of			Depreciation
				Initial Cost to Company			Adjustments	December 31, 2021 (2)			and		Depreciable
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Amortization	Acquisition	Life
($ in thousands)	Buildings	Debt		Land	Improvements (2)	Costs	Acquisition	Land	Improvements (2)	Costs (4)	(4)	Date	(Years)
Stonewood Logistics Center in York, PA	1	—		2,653	16,690	19,343	413	2,653	17,103	19,756	—	7/16/2021	1-40
Heron Industrial Center in Swedesboro, NJ	1	—		7,670	18,329	25,999	—	7,670	18,329	25,999	(758)	7/21/2021	1-20
Colony Crossing Logistics Portfolio in Houston, TX	2	—		6,433	15,136	21,569	240	6,433	15,376	21,809	(473)	8/17/2021	1-30
Harvill Industrial Center in Riverside, CA	—	—		7,532	—	7,532	491	7,782	241	8,023	—	8/23/2021	1-40
Commerce Farms Logistics Center in Lebanon, TN	1	—		7,109	56,712	63,821	—	7,109	56,712	63,821	(1,346)	8/25/2021	1-40
North County Commerce Center in Vista, CA	5	—	(2)	46,958	100,174	147,132	—	46,958	100,174	147,132	(2,313)	8/30/2021	1-20
Performance Distribution Center in Stockton, CA	1	—	(2)	11,115	18,417	29,532	—	11,115	18,417	29,532	(263)	9/7/2021	1-40
Madison Distribution Center in Tampa, FL	1	—		1,572	11,430	13,002	—	1,572	11,430	13,002	(167)	9/17/2021	1-30
355 Logistics Center in Lockport, IL	2	—		7,157	58,265	65,422	—	7,157	58,265	65,422	(750)	10/1/2021	1-40
1 Stanley Drive in Aston, PA	1	—	(3)	3,048	19,191	22,239	—	3,048	19,191	22,239	(223)	10/6/2021	1-30
Gilbert Gateway Commerce Park in Gilbert, AZ	3	—	(2)	13,018	75,137	88,155	2,051	13,018	77,188	90,206	(742)	10/6/2021	1-40
California Business Center in Salt Lake City, UT	2	—		6,072	24,998	31,070	—	6,072	24,998	31,070	(452)	10/21/2021	1-20
Molto Portfolio in Aurora, IL	1	—		6,391	31,210	37,601	786	6,391	31,996	38,387	(187)	11/17/2021	1-40
Molto Portfolio in Hebron, KY	1	—		3,311	19,220	22,531	—	3,311	19,220	22,531	(91)	11/17/2021	1-40
Molto Portfolio in Houston, TX	2	—		14,669	62,797	77,466	289	14,669	63,086	77,755	(333)	11/17/2021	1-40
Molto Portfolio in La Vergne, TN	1	—		5,081	22,335	27,416	—	5,081	22,335	27,416	(121)	11/17/2021	1-40
Molto Portfolio in Louisville, KY	1	—		6,947	33,003	39,950	—	6,947	33,003	39,950	(183)	11/17/2021	1-40
Walker Mill Industrial Center in Capitol Heights, MD	1	—		3,632	13,573	17,205	—	3,632	13,573	17,205	(102)	11/18/2021	1-20
Greater Boston Portfolio in Franklin, MA	1	—		5,903	14,442	20,345	—	5,903	14,442	20,345	(132)	11/22/2021	1-20
Greater Boston Portfolio in Danvers, MA	1	—		3,969	13,044	17,013	—	3,969	13,044	17,013	(120)	11/22/2021	1-20
McDonald Portfolio in Alpharetta, GA	4	—		8,049	45,952	54,001	104	8,049	46,056	54,105	(139)	12/16/2021	1-20
McDonald Portfolio in Atlanta, GA	6	—		21,625	180,883	202,508	242	21,625	181,125	202,750	(471)	12/16/2021	1-40
McDonald Portfolio in Ellenwood, GA	2	—		8,137	68,813	76,950	93	8,137	68,906	77,043	(165)	12/16/2021	1-30
McDonald Portfolio in Savannah, GA	2	—		9,316	52,979	62,295	60	9,316	53,039	62,355	(122)	12/16/2021	1-30
Riggs Hill Industrial Center in Jessup, MD	1	—		1,251	4,408	5,659	—	1,251	4,408	5,659	(16)	12/17/2021	1-20
Valwood Industrial Center in Carrollton, TX	4	—		14,508	28,624	43,132	—	14,508	28,624	43,132	(84)	12/17/2021	1-20
Port Crossing Logistics Center in LaPorte, TX	1	—		3,476	28,518	31,994	—	3,476	28,518	31,994	(35)	12/21/2021	1-30
Hainesport Commerce Center in Hainesport, NJ	1	—		25,311	107,499	132,810	—	25,311	107,499	132,810	(109)	12/21/2021	1-40
Beltway Logistics Center in Charlotte, NC	1	—		5,938	22,115	28,053	—	5,938	22,115	28,053	(20)	12/22/2021	1-40
Clackamas Industrial Center in Clackamas, OR	1	—		11,301	39,873	51,174	—	11,301	39,873	51,174	(87)	12/23/2021	1-20
Total	193	$167,750		$1,126,896	$3,742,526	$4,869,422	$46,633	$1,127,147	$3,788,908	$4,916,055	$(186,269)
(1)	These properties include a $118.5 million mortgage note as of December 31, 2021. This borrowing is non-recourse and secured by deeds of trust for the eight collateralized buildings. The mortgage note has a maturity date of November 1, 2027 and an interest rate of 2.90%. See “Note 6 to the Consolidated Financial Statements” for more detail.
(2)	These properties include a $408.0 million mortgage note as of December 31, 2021. This borrowing is non-recourse and secured by deeds of trust for the 15 collateralized buildings. The mortgage note has a maturity date of January 5, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.65%. See “Note 6 to the Consolidated Financial Statements” for more detail.
(3)	These properties include a $461.4 million mortgage note as of December 31, 2021. This borrowing is non-recourse and secured by deeds of trust for the 12 collateralized buildings. The mortgage note has a maturity date of January 1, 2029 and an interest rate of 2.85%. See “Note 6 to the Consolidated Financial Statements” for more detail.
(4)	These properties include a $209.3 million mortgage note as of December 31, 2021. This borrowing is non-recourse and secured by deeds of trust for the 13 collateralized buildings. The mortgage note has a maturity date of July 16, 2025 and the interest rate is calculated based on LIBOR plus a margin of 1.50%. See “Note 6 to the Consolidated Financial Statements” for more detail.
(5)	Includes gross intangible lease assets of $342.5 million and gross intangible lease liabilities of ($89.1) million.
(6)	As of December 31, 2021, the aggregate cost for federal income tax purposes of investments in property was $3.7 billion (unaudited).
(7)	A summary of activity for investment in real estate properties is as follows:

(in thousands)	2021	2020
Investment in real estate properties:
Balance at beginning of period	$1,377,912	$891,170
Acquisition of properties	3,507,041	475,320
Improvements	31,102	11,451
Write-off of intangibles and customer leasing costs	—	(29)
Balance at end of period	$4,916,055	$1,377,912
Accumulated depreciation and amortization:
Balance at beginning of period	$(72,924)	$(25,988)
Additions charged to costs and expenses	(113,345)	(46,965)
Write-off of intangibles and customer leasing costs	—	29
Balance at end of period	$(186,269)	$(72,924)

ITEM 16.        SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 9, 2022.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

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

Signature	Title	Date

/S/ EVAN H. ZUCKER	Chairman of the Board and Director	March 9, 2022
Evan H. Zucker

/S/ RAJAT DHANDA	Managing Director, Co-President and Director	March 9, 2022
Rajat Dhanda

/S/ MARSHALL M. BURTON	Director	March 9, 2022
Marshall M. Burton

/S/ CHARLES B. DUKE	Director	March 9, 2022
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 9, 2022
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 9, 2022
Stanley A. Moore

/s/ DWIGHT L. MERRIMAN III	Director	March 9, 2022
Dwight L. Merriman III

/s/ JEFFREY W. TAYLOR	Managing Director, Co-President	March 9, 2022
Jeffrey W. Taylor	(Principal Executive Officer)

/S/ SCOTT A. SEAGER	Senior Vice President, Chief Financial Officer and Treasurer	March 9, 2022
Scott A. Seager	(Principal Financial Officer and Principal Accounting Officer)