Form 10-Q
period 2022-03-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2022-05-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 5, 2022, there were 222,096,436 shares of the registrant’s Class T common stock, 16,907,056 shares of the registrant’s Class D common stock and 50,842,601 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTIRAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2022	2021
	(unaudited)
ASSETS
Net investment in real estate properties	$5,210,221	$4,820,892
Investment in unconsolidated joint venture partnership(s)	19,636	101,769
Cash and cash equivalents	277,374	216,848
Restricted cash	921	887
DST Program Loans	81,441	68,772
Other assets	90,797	39,941
Total assets	$5,680,390	$5,249,109
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$70,240	$42,211
Debt, net	2,327,833	2,245,673
Intangible lease liabilities, net	79,979	76,432
Financing obligations, net	639,172	483,964
Distribution fees payable to affiliates	86,661	85,419
Other liabilities	124,999	116,064
Total liabilities	3,328,884	3,049,763
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests	61,517	15,687
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 214,973 and 206,129 shares issued and outstanding, respectively	2,150	2,061
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 15,223 and 13,649 shares issued and outstanding, respectively	152	136
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 46,438 and 37,391 shares issued and outstanding, respectively	464	374
Additional paid-in capital	2,699,713	2,475,715
Accumulated deficit and distributions	(434,301)	(297,570)
Accumulated other comprehensive income (loss)	21,499	2,631
Total stockholders’ equity	2,289,677	2,183,347
Noncontrolling interests	312	312
Total equity	2,289,989	2,183,659
Total liabilities and equity	$5,680,390	$5,249,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenues:
Rental revenues	$81,558	$24,068
Total revenues	81,558	24,068
Operating expenses:
Rental expenses	20,688	5,575
Real estate-related depreciation and amortization	55,745	13,859
General and administrative expenses	3,114	2,249
Advisory fees	13,616	3,935
Performance participation allocation	83,300	4,180
Acquisition costs and reimbursements	1,204	977
Total operating expenses	177,667	30,775
Other (income) expenses:
Equity in income from unconsolidated joint venture partnership(s)	(111)	(1,569)
Interest expense	22,467	3,724
Gain on derivative instruments	(10,902)	—
Other income and expenses	(274)	(36)
Total expenses	188,847	32,894
Net loss	(107,289)	(8,826)
Net loss attributable to redeemable noncontrolling interests	1,768	77
Net income attributable to noncontrolling interests	(9)	(4)
Net loss attributable to common stockholders	$(105,530)	$(8,753)
Weighted-average shares outstanding	270,466	148,795
Net loss per common share - basic and diluted	$(0.39)	$(0.06)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(107,289)	$(8,826)
Change from cash flow hedging derivatives	19,184	2,362
Comprehensive loss	$(88,105)	$(6,464)
Comprehensive loss attributable to redeemable noncontrolling interests	1,452	56
Comprehensive loss attributable to common stockholders	$(86,653)	$(6,408)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $77 attributable to redeemable noncontrolling interests)	—	—	—	(8,753)	—	4	(8,749)
Change from cash flow hedging activities (excludes $21 attributable to redeemable noncontrolling interests)	—	—	—	—	2,341	—	2,341
Issuance of common stock	11,087	111	114,089	—	—	—	114,200
Share-based compensation	—	—	485	—	—	—	485
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,690)	—	—	—	(5,690)
Trailing distribution fees	—	—	(4,454)	3,240	—	—	(1,214)
Redemptions of common stock	(263)	(3)	(2,642)	—	—	—	(2,645)
Distributions to stockholders (excludes $179 attributable to redeemable noncontrolling interests)	—	—	—	(20,271)	—	(4)	(20,275)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(308)	—	—	—	(308)
Balance as of March 31, 2021	152,295	$1,523	$1,431,279	$(154,559)	$(7,409)	$126	$1,270,960
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $1,768 attributable to redeemable noncontrolling interests)	—	—	—	(105,530)	—	9	(105,521)
Change from cash flow hedging activities (excludes $316 attributable to redeemable noncontrolling interests)	—	—	—	—	18,868	—	18,868
Issuance of common stock	20,181	202	252,594	—	—	—	252,796
Share-based compensation, net of cancellations	(33)	—	248	—	—	—	248
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,717)	—	—	—	(5,717)
Trailing distribution fees	—	—	(6,895)	5,656	—	—	(1,239)
Redemptions of common stock	(683)	(7)	(8,581)	—	—	—	(8,588)
Preferred interest in Subsidiary REITs	—	—	—	—	—	—	—
Distributions to stockholders (excludes $639 attributable to redeemable noncontrolling interests)	—	—	—	(36,857)	—	(9)	(36,866)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(7,651)	—	—	—	(7,651)
Balance as of March 31, 2022	276,634	$2,766	$2,699,713	$(434,301)	$21,499	$312	$2,289,989

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net loss	$(107,289)	$(8,826)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	55,745	13,859
Amortization of debt and financing obligation costs	3,586	333
Equity in income from unconsolidated joint venture partnerships	(111)	(1,569)
Gain on changes in fair value of interest rate caps	(10,902)	—
Performance participation allocation	83,300	4,180
Straight-line rent and amortization of above- and below-market leases	(8,290)	(1,024)
Other	776	432
Changes in operating assets and liabilities:
Tenant receivables and other assets	(4,548)	(616)
Accounts payable and accrued liabilities	13,282	(673)
Due from / to affiliates, net	1,185	3,337
Net cash provided by operating activities	26,734	9,433
Investing activities:
Real estate acquisitions	(21,574)	(79,336)
Incremental investment to acquire joint venture partnership portfolio	(268,378)	—
Deferred acquisition costs	(3,456)	(1,600)
Capital expenditures	(45,676)	(1,980)
Investment in unconsolidated joint venture partnerships	(8,782)	—
Distributions from joint venture partnerships	—	5,200
Net cash used in investing activities	(347,866)	(77,716)
Financing activities:
Proceeds from line of credit	155,000	—
Repayments of line of credit	(99,000)	—
Proceeds from term loan	35,000	—
Debt issuance costs paid	(10,210)	—
Interest rate cap premium	(2,961)	—
Proceeds from issuance of common stock, net	230,421	100,543
Proceeds from financing obligations, net	141,957	—
Offering costs paid in connection with issuance of common stock and private placements	(280)	(19,531)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(13,357)	(6,618)
Distribution fees paid to affiliates	(5,375)	(3,335)
Redemptions of common stock	(8,588)	(2,645)
Redemptions of redeemable noncontrolling interests	(40,915)	—
Net cash provided by financing activities	381,692	68,414
Net increase in cash, cash equivalents and restricted cash	60,560	131
Cash, cash equivalents and restricted cash, at beginning of period	217,735	232,899
Cash, cash equivalents and restricted cash, at end of period	$278,295	$233,030

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Ares Industrial Real Estate Income Trust Inc. (the “Company”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and its consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). The Company is externally managed by its advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including the Company’s former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of this transaction, Ares Commercial Real Estate Management LLC became the Company’s new advisor (the “New Advisor”). Ares did not acquire the Company’s former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and the Company now considers the Ares real estate group (“AREG”) to be its Sponsor. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean BCI IV Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate group for periods thereafter.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (“2021 Form 10-K”).

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. REAL ESTATE ACQUISITIONS

During the three months ended March 31, 2022, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Build-to-Core Logistics Portfolio II (2)(3)	2/15/2022	9	$359,202
Northlake Logistics Crossing Land	2/17/2022	—	21,569
Total Acquisitions		9	$380,771
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.
(2)	Two land parcels included in the acquisition of the Build-to-Core Logistics Portfolio II.
(3)	Refer to “Note 4” for further detail regarding the acquisition of the Build-To-Core Logistics Portfolio II as a result of the BTC II Partnership Transaction (as defined below).

During the three months ended March 31, 2022, the Company allocated the purchase price of its acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Three Months Ended
(in thousands)	March 31, 2022
Land	$125,873
Building and improvements	236,663
Intangible lease assets	16,115
Above-market lease assets	112
Construction in progress	9,531
Below-market lease liabilities	(7,523)
Total purchase price (1)	$380,771
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the three months ended March 31, 2022, as of the respective date of each acquisition, was 6.9 years.

3. INVESTMENT IN REAL ESTATE

As of March 31, 2022 and December 31, 2021, the Company’s consolidated investment in real estate properties consisted of 202 and 193 industrial buildings, respectively.

	As of
(in thousands)	March 31, 2022	December 31, 2021
Land	$1,253,020	$1,127,147
Building and improvements	3,752,736	3,510,401
Intangible lease assets	363,072	342,538
Construction in progress	83,812	27,075
Investment in real estate properties	5,452,640	5,007,161
Less accumulated depreciation and amortization	(242,419)	(186,269)
Net investment in real estate properties	$5,210,221	$4,820,892

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2022 and December 31, 2021 included the following:

	As of March 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$352,599	$(92,277)	$260,322	$332,176	$(74,001)	$258,175
Above-market lease assets (1)	10,473	(2,243)	8,230	10,362	(1,838)	8,524
Below-market lease liabilities	(96,580)	16,601	(79,979)	(89,056)	12,624	(76,432)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Ended March 31,
(in thousands)	2022	2021
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,719	$311
Above-market lease amortization	(405)	(184)
Below-market lease amortization	3,976	897
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$37,469	$8,158
Intangible lease asset amortization	18,276	5,701

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

Immediately prior to February 15, 2022, the Company, through a subsidiary, owned an 12.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. In addition, the QR Limited Partner, owned a 78.5% limited partner interest. In addition, the BTC II SLP, an entity in which the Chairman of the board of directors holds an interest, owned a 7.8% special limited partner interest in the BTC II Partnership. An entity in which three of our affiliated directors and each of our executive officers own an interest (the “BCG Limited Partner”) owned a 1.7% interest in the BTC II Partnership. Similar to the BTC I Partnership Transaction, the BTC II Partnership Agreement (as defined below) provided procedures whereby the partners may split the real property portfolio in an equitable manner, such that certain partners will own a 100% interest in certain of the properties as a result of the split.

On February 15, 2022, in accordance with the terms of the Agreement of Limited Partnership of the BTC II Partnership (the “BTC II Partnership Agreement”), the Company, along with the other joint venture partners in the BTC II Partnership, entered into a transaction to split the majority of the properties in the BTC II Portfolio amongst the joint venture partners, other than the BCG Limited Partner, whose respective interest in such properties was redeemed for $24.9 million (the “BTC II Partnership Transaction”). As a result of the BTC II Partnership Transaction, the Company owns a 100% interest in 11 properties and the BTC II SLP owns a 100% interest in seven properties that were previously part of the BTC II Portfolio and the QR Limited Partner owns a 100% interest in the remaining 14 properties that were part of the BTC II Partnership Transaction. The aggregate cost of these properties to the Company was $359.2 million. The incremental additional cash investment to effect the split of the BTC II Portfolio was $268.4 million as of March 31, 2022.

Concurrently with the BTC II Partnership Transaction, the Company and the joint venture partners formed a new joint venture partnership (the “BTC II B Partnership”), through which the Company co-owns five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. The partners own the same relative interests in the BTC II B Partnership as they did in the BTC II Partnership prior to the incentive fee distribution that was settled in the fourth quarter of 2021, such that the Company owns an 8.0% interest as general partner and as a limited partner, the BTC II SLP owns a special limited partner interest, the BCG Limited Partner owns a 2.0% limited partner interest and the QR Limited Partner owns a 90.0% limited partner interest.

The Company has elected the cost accumulation and allocation model to account for the BTC I Partnership Transaction and the BTC II Partnership Transaction, which allocates the cost of the acquisition at the carrying amount of the previously held interests, along with the incremental consideration paid and transaction costs incurred based on relative fair values.

The Company has reported its investments in the BTC Partnerships and the BTC II B Partnership under the equity method on its condensed consolidated balance sheets, because with respect to the BTC Partnerships, for the periods prior to the BTC I Partnership Transaction and the BTC II Partnership Transaction, the Company had the ability to exercise significant influence but did not have control over the partnerships. Similarly, with respect to the BTC II B Partnership, the Company has the ability to exercise significant influence but does not have control of the partnership.

As of March 31, 2022, the Company had an 8.0% interest in the BTC II B Partnership, which includes five properties, with a book value of the Company’s investment in the BTC II B Partnership of $19.6 million, which includes $5.3 million of outside basis difference. The outside basis difference originated from the difference between the contributions made by the Company for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities for the BTC II B Partnership.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2022	2021	Maturity Date	2022	2021
Line of credit (1)	1.65%	1.40%	March 2025	$56,000	$—
Term loan (2)	2.18	2.23	March 2027	450,000	415,000
Term loan (3)	2.08	1.66	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	2.93	2.93	August 2024 - January 2029	628,890	628,890
Floating-rate mortgage notes (5)	2.02	1.74	January 2025 - July 2025	617,250	617,250
Total principal amount / weighted-average (6)	2.30%	2.14%		$2,352,140	$2,261,140
Less unamortized debt issuance costs				$(24,893)	$(16,106)
Add unamortized mark-to-market adjustment on assumed debt, net				586	639
Total debt, net				$2,327,833	$2,245,673
Gross book value of properties encumbered by debt				$1,837,234	$1,835,561
(1)	The effective interest rate is calculated based on the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%, depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of March 31, 2022, total commitments for the line of credit were $1.0 billion and the unused portion under the line of credit was $944.0 million, of which $777.6 million was available.
(2)	The effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements, which fix the London Interbank Offered Ratio (“LIBOR”) for $350.0 million of borrowings under the term loan. As provided for by the fallback recommendations of the Alternative Reference Rates Committee (the “ARRC”), the Company will temporarily have interest rate swaps in place to hedge LIBOR for borrowings that have an Adjusted Term SOFR-based rate. As of March 31, 2022, total commitments for the term loan were $550.0 million and the unused and available portions under the term loan were both $100.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	The effective interest rate is calculated based on either (i) LIBOR plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of its interest rate swap agreements. As of March 31, 2022, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(4)	Interest rates range from 2.85% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on LIBOR plus a margin of 1.50%. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%.
(6)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.5 years as of March 31, 2022, excluding any extension options on the line of credit and the floating-rate mortgage notes.

As of March 31, 2022, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	38,000	38,000
2025	56,000	—	617,250	673,250
2026	—	600,000	—	600,000
Thereafter	—	450,000	590,890	1,040,890
Total principal payments	$56,000	$1,050,000	$1,246,140	$2,352,140
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC, which identified the SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2022, the Company’s $600.0 million term loan and $209.3 million mortgage note are the only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreement governing the $600.0 million term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2022, the Company has interest rate swaps in place to hedge LIBOR on $225.0 million of commitments under its $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of March 31, 2022. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of March 31, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item. The interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, the Company may experience significant fluctuations in our net income (loss).

During the next 12 months, the Company estimates that approximately $4.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of March 31, 2022
Interest rate swaps	10	$575,000	Other assets	$21,837
Interest rate caps	2	578,000	Other assets	14,066
Total derivative instruments	12	$1,153,000		$35,903
As of December 31, 2021
Interest rate swaps	10	$575,000	Other assets	$2,653
Interest rate caps	2	578,000	Other assets	3,164
Total derivative instruments	12	$1,153,000		$5,817

The following table presents the effect of the Company’s derivative instruments on the Company’s condensed consolidated financial statements.

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$18,038	$1,475
Amount reclassified from AOCI into interest expense	1,146	887
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	22,467	3,724
Derivative Instruments Not Designated as Cash Flow Hedges
Gain recognized in income	$10,902	$—

cond

6. DST PROGRAM

On May 1, 2021, the Company initiated a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from currently owned or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for held partnership units in the Operating Partnership (“OP Units”).

In order to facilitate additional capital raise through the DST Program, the Company has made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of March 31, 2022 and December 31, 2021, there were approximately $81.4 million and $68.8 million, respectively, of outstanding DST Program Loans that the Company has made to partially finance the sale of DST Interests. Accordingly, the Company includes its investments in DST Program Loans separately on its condensed consolidated balance sheets in the “DST Program Loans” line item and includes approximately $0.8 million of income earned from DST Program Loans in other income and expenses on its condensed consolidated statements of operations. The Company does not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

During the three months ended March 31, 2022, the Company sold approximately $157.1 million in gross interests related to the DST Program, including interests financed by $12.7 million of DST Program Loans, and incurred rent obligations of approximately $6.8 million under its master lease agreements, included in interest expense on its condensed consolidated statements of operations, with investors who are participating in the DST Program.

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2022
Assets
Interest rate swaps	$—	$21,837	$—	$21,837
Interest rate caps	—	14,066	—	14,066
Total assets measured at fair value	$—	$35,903	$—	$35,903
As of December 31, 2021
Assets
Interest rate swaps	$—	$2,653	$—	$2,653
Interest rate caps		3,164		3,164
Total assets measured at fair value	$—	$5,817	$—	$5,817

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

Nonrecurring Fair Value Measurements

As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$81,441	$81,338	$68,772	$68,772
Liabilities:
Line of credit	$56,000	$56,000	$—	$—
Term loans	1,050,000	1,050,000	1,015,000	1,015,000
Mortgage notes	1,246,140	1,201,857	1,246,140	1,247,307
(1)	The carrying value reflects the principal amount outstanding.

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

Summary of the Public Offerings

A summary of the Company’s public offerings, including shares sold through the primary offering and the Company’s distribution reinvestment plan (“DRIP”) for the three months ended March 31, 2022, is as follows:

(in thousands)	Class T	Class D	Class I	Total
Amount of gross proceeds raised:
Primary offering	$118,404	$20,233	$96,424	$235,061
DRIP	14,115	1,055	2,565	17,735
Total offering	$132,519	$21,288	$98,989	$252,796
Number of shares issued:
Primary offering	9,163	1,631	7,757	18,551
DRIP	1,136	85	206	1,427
Total offering	10,299	1,716	7,963	19,978

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	7,745	1,205	969	9,919
DRIP	897	61	25	983
Stock grants	—	—	204	204
Redemptions	(240)	(11)	(12)	(263)
Forfeitures	—	—	(19)	(19)
Balance as of March 31, 2021	138,967	9,121	4,207	152,295
FOR THE THREE MONTHS ENDED MARCH 31, 2022
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	9,163	1,631	7,757	18,551
DRIP	1,136	85	206	1,427
Stock grants, net of cancellations	—	—	173	173
Redemptions	(531)	(142)	(10)	(683)
Conversions	(924)	—	924	—
Forfeitures	—	—	(3)	(3)
Balance as of March 31, 2022	214,973	15,223	46,438	276,634

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
	Declared per	Paid in	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Cash	in Shares	Fees (2)	Distributions (3)
2022
March 31	0.13625	13,043	18,158	5,656	36,857
Total	$0.13625	$13,043	$18,158	$5,656	$36,857
2021
December 31	$0.13625	$12,429	$16,900	$5,146	$34,475
September 30	0.13625	11,020	15,219	4,263	30,502
June 30	0.13625	8,552	12,295	3,373	24,220
March 31	0.13625	6,721	10,310	3,240	20,271
Total	$0.54500	$38,722	$54,724	$16,022	$109,468
(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Distribution fees are paid monthly to the Ares Wealth Management Solutions, LLC (formerly known as Black Creek Capital Markets, LLC, the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings only.
(3)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings.

Redemptions

The following table summarizes the Company’s redemption activity for the periods presented below:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Number of eligible shares redeemed	683	263
Aggregate dollar amount of shares redeemed	$8,588	$2,645
Average redemption price per share	$12.57	$10.06

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain Advisory Agreement (2022) effective as of February 11, 2022 (the “Advisory Agreement”) by and among the Company, the Operating Partnership and the Advisor. The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets because, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time, irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
($ in thousands)	2022	2021
Balance at beginning of the quarter	$15,687	$3,648
Settlement of prior year performance participation allocation (1)	81,185	9,640
Distributions to redeemable noncontrolling interests	(639)	(179)
Redemptions of redeemable noncontrolling interests (2)	(40,915)	—
Net loss attributable to redeemable noncontrolling interests	(1,768)	(77)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	316	21
Redemption value allocation adjustment to redeemable noncontrolling interests	7,651	308
Ending balance	$61,517	$13,361
(1)	The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP units in January 2022 to AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the Special Unit Holder designated 1,610,730 of these Class I OP Units to an entity owned indirectly by the Company’s Chairman, Mr. Zucker, and 1,610,730 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended March 31,		Payable as of
(in thousands)	2022	2021	March 31, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$4,639	$3,695	$—	$—
Ongoing distribution fees (1)(2)	5,656	3,240	2,060	1,779
Advisory fee—fixed component	13,616	3,935	4,955	3,864
Performance participation allocation	83,300	4,180	83,300	81,185
Other expense reimbursements (3)(4)	3,220	3,173	3,303	707
Property accounting fee (5)	562	195	218	166
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,512	—	296	190
Other DST Program related costs (4)	2,016	—	93	61
Development fees (6)	815	390	446	78
Total	$115,336	$18,808	$94,671	$88,030
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $86.7 million and $85.4 million as of March 31, 2022 and December 31, 2021, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on the Company’s condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of the Company’s named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. The Company incurred approximately $2.9 million and $2.7 million for the three months ended March 31, 2022 and 2021, respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units, which may be or were held directly or indirectly by the Advisor, our Former Sponsor, members or affiliates or our Former Sponsor, and third parties.

The performance participation allocation, which will be paid to the Special Unit Holder, is a performance based amount in the form of an allocation and distribution. The performance participation allocation is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the performance participation allocation will be equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. During the three months ended March 31, 2022 and 2021, the Company recognized $83.3 million and $4.2 million, respectively, of performance participation allocation expense in the Company’s condensed consolidated statements of operations as the performance hurdle was achieved as of both March 31, 2022 and 2021.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. For the three months ended March 31, 2021, the BTC Partnerships incurred in aggregate approximately $3.1 million in acquisition and asset management fees. The Company had amounts due to the BTC II Partnership of approximately $0.2 million as of December 31, 2021, which were recorded in other liabilities on the condensed consolidated balance sheets.

After the completion of the BTC II Partnership Transaction until March 31, 2022, the BTC II B Partnership incurred approximately $0.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

As of March 31, 2022, the Company was owed $8.9 million for the overpayment of required contributions related to the BTC II Partnership Transaction, which was recorded in other assets on the condensed consolidated balance sheets. The overpayment of the required contributions is expected to be returned to the Company in the second quarter of 2022.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Distributions payable	12,787	6,988
Distributions reinvested in common stock	17,735	9,961
Increase in DST Program Loans receivable through DST Program capital raising	12,669	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	81,185	9,640
Non-cash redemption of minority ownership interest in BTC II Partnership	91,028	—
Change in accrued future ongoing distribution fees	1,239	1,214
Change in non-cash capital expenditures	11,510	108
Non-cash selling commissions and dealer manager fees	4,639	3,695

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$216,848	$232,369
Restricted cash	887	530
Cash, cash equivalents and restricted cash	$217,735	$232,899
End of period:
Cash and cash equivalents	$277,374	$232,500
Restricted cash	921	530
Cash, cash equivalents and restricted cash	$278,295	$233,030

12. SIGNIFICANT RISKS AND UNCERTAINTIES

Significant Risks and Uncertainties

One of the most significant risks and uncertainties is the continuation of the adverse effect of the novel coronavirus (“COVID-19”) pandemic. The extent of the impact from COVID-19 on the commercial real estate sector has varied dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard last year. While not immune to the effects of COVID-19, the industrial property sector in which the Company invests continues to remain very resilient.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its customers and business partners; however, the Company did not incur significant disruptions during the three months ended March 31, 2022 or the year ended December 31, 2021 from the COVID-19 pandemic. While the Company is unable to predict the impact that the COVID-19 pandemic will have on its future financial condition, results of operations and cash flows due to numerous uncertainties, there have not been any indications of future economic disruptions to the Company related to the COVID-19 pandemic.

13. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2022, the Company and its subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of March 31, 2022.

14. SUBSEQUENT EVENTS

Renewal of Advisory Agreement

The Company, the Operating Partnership and the Advisor previously entered the Advisory Agreement, effective February 11, 2022. The term of the Advisory Agreement continued through May 1, 2022, subject to renewal for an unlimited number of one-year periods. Effective as of May 1, 2022, the Company, the Operating Partnership and the Advisor renewed the Advisory Agreement through April 30, 2023 by entering into the Amended and Restated Advisory Agreement (2022) (the “Amended and Restated Advisory Agreement”). The Advisory Agreement was amended and restated in order to, among other things, clarify that the Advisor may, in certain instances, engage third parties to perform property accounting services and may also provide such services in situations where the Company may not wholly-own a property, such as when the Company owns a property through a joint venture. In addition, the Amended and Restated Advisory Agreement clarifies certain types of expenses that may be reimbursed to the Advisor in connection with the services provided by the Advisor pursuant to the agreement. Further, the Amended and Restated Advisory Agreement makes clear that the Company’s indemnification obligations to the Advisor extend to any liabilities, claims, damages or losses arising under any agreements related to an offering. The terms of the Amended and Restated Advisory Agreement are otherwise substantially the same as the terms of the prior version of the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the terms “we,” “our,” or “us” refer to Ares Industrial Real Estate Income Trust Inc. and its consolidated subsidiaries. The following discussion and analysis should be read together with our unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the three months ended March 31, 2022, we sold $157.1 million of gross interests related to the DST Program, $12.7 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the three months ended March 31, 2022, we raised gross proceeds of approximately $252.8 million from the sale of 20.0 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

As of March 31, 2022, we directly owned and managed a real estate portfolio that included 202 industrial buildings totaling approximately 39.3 million square feet located in 29 markets throughout the U.S., with 354 customers, and was 97.3% occupied (99.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of March 31, 2022 our real estate portfolio included:

●	194 industrial buildings totaling approximately 38.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.3% occupied (99.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years; and
●	8 industrial buildings totaling approximately 1.2 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Concurrently with the BTC II Partnership Transaction (as described in “Note 4 to the Condensed Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. As of March 31, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to providing monthly real property appraisals, reviewing annual third-party real property appraisals, reviewing the internal valuations of debt-related assets and liabilities performed by our Advisor, helping us administer the valuation and review process for the real properties in our portfolio, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source (which may, in certain instances be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding real properties that are bought or sold during a given calendar year, unconsolidated real properties held through joint ventures or partnerships are valued by a third-party appraiser at least once per calendar year. For valuations during interim periods, either the Advisor will determine the estimated fair value of the real properties owned by unconsolidated affiliates or we will utilize interim valuations determined pursuant to valuation policies and procedures for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $6.86 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $5.36 billion, representing a difference of approximately $1.5 billion, or 28.1%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2022 and December 31, 2021:

	As of
(in thousands)	March 31, 2022	December 31, 2021
Investments in industrial properties	$6,860,200	$5,677,050
Investment in unconsolidated joint venture partnership	20,441	147,952
DST Program Loans	81,338	68,772
Cash and cash equivalents	277,374	216,848
Other assets	58,220	36,317
Line of credit, term loans and mortgage notes	(2,352,726)	(2,261,140)
Financing obligations associated with our DST Program	(681,045)	(499,964)
Other liabilities	(105,351)	(73,467)
Accrued performance participation allocation	(83,300)	(81,185)
Accrued fixed component of advisory fee	(4,955)	(3,864)
Aggregate Fund NAV	$4,070,196	$3,227,319
Total Fund Interests outstanding	280,832	258,170

The following table sets forth the NAV per Fund Interest as of March 31, 2022:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares	OP Units
Monthly NAV	$4,070,196	$3,115,681	$220,639	$668,181	$65,695
Fund Interests outstanding	280,832	214,973	15,223	46,103	4,533
NAV Per Fund Interest	$14.49	$14.49	$14.49	$14.49	$14.49

The increase in NAV per Fund Interest for the month ended March 31, 2022 was primarily a result of strong leasing, above-average market rent growth, and strengthening capital markets.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for shares of our common stock. As of March 31, 2022, we estimated approximately $88.7 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of March 31, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	4.7%
Discount rate / internal rate of return	5.7%
Average holding period (years)	10.3

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

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	4.0%
	0.25% increase	(3.6)%
Discount rate (weighted-average)	0.25% decrease	2.2%
	0.25% increase	(2.1)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of March 31, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2022 was $80.8 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $80.8 million, or $0.29 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2022:

(in thousands)	As of March 31, 2022
Total stockholder's equity	$2,289,677
Noncontrolling interests	312
Total equity under GAAP	2,289,989

Adjustments:
Accrued distribution fee (1)	86,661
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	1,426,264
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (3)	805
Accumulated depreciation and amortization (4)	225,818
Other adjustments (5)	40,659
Aggregate Fund NAV	$4,070,196
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated
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

Performance

Our NAV increased from $12.50 per share as of December 31, 2021 to $14.49 per share as of March 31, 2022. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of unprecedented demand in the industrial property sector which drove strong leasing, above-average market rent growth and strengthening capital markets.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of March 31, 2022)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	11.67%	11.67%	41.16%	12.42%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	13.58%	13.58%	44.10%	12.82%
Difference	(1.91)%	(1.91)%	(2.94)%	(0.40)%

Class T Share Total Return (without Sales Charge) (3)	16.93%	16.93%	47.82%	13.60%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	18.93%	18.93%	50.89%	14.00%
Difference	(2.00)%	(2.00)%	(3.07)%	(0.40)%

Class D Share Total Return (3)	17.10%	17.10%	48.40%	15.81%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	19.10%	19.10%	51.49%	16.28%
Difference	(2.00)%	(2.00)%	(3.09)%	(0.47)%

Class I Share Total Return (3)	17.16%	17.16%	49.03%	14.67%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	19.17%	19.17%	52.13%	15.07%
Difference	(2.01)%	(2.01)%	(3.10)%	(0.40)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector varied dramatically across real estate property types and markets, with certain property segments affected particularly harshly last year. The industrial property sector continues to remain very resilient, with unprecedented demand and performance for the three months ended March 31, 2022, and we believe we are well-positioned to navigate this uncertain period. While the uncertain length and depth of the damage from business disruptions remain a risk, we believe our NAV as of March 31, 2022 currently reflects this uncertainty.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the three months ended March 31, 2022, we completed the following activities:

●	Our NAV increased to $14.49 per share as of March 31, 2022 as compared to $12.50 per share as of December 31, 2021. This increase is primarily due to the performance of our portfolio, driven by strong leasing, above-average market rent growth, and significantly increased demand in the industrial property sector.
●	We raised $252.8 million of gross equity capital from our public offerings. Additionally, we raised $157.1 million of gross capital through private placement offerings by selling DST Interests, $12.7 million of which were financed by DST Program Loans.
●	On February 15, 2022, we closed the BTC II Partnership Transaction, resulting in the direct ownership of 11 properties, totaling approximately 1.7 million square feet, that were previously part of the BTC II Partnership, for a total cost of approximately $359.2 million, which includes the cost of our previously held interest in the BTC II Partnership. Concurrently with the BTC II Partnership Transaction, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction, with an 8.0% minority ownership interest.
●	We closed on a recast of our unsecured credit facility for total commitments of $1.55 billion consisting of a $1.0 billion revolving credit facility and a $550.0 million term loan. The revolving credit facility’s effective interest rate is calculated based on Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. The $550.0 million term loan’s effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio.
●	We leased approximately 2.0 million square feet, which included 1.1 million square feet of new and future leases and 0.9 million square feet of renewals through 26 separate transactions with an average annual base rent of $8.36 per square foot.

Portfolio Information

Our owned and managed portfolio was as follows:

(square feet in thousands)	March 31, 2022	December 31, 2021	March 31, 2021
Portfolio data:
Total buildings	202	193	67
Total rentable square feet	39,288	37,583	13,421
Total number of customers	354	348	122
Percent occupied of operating portfolio (1)	98.3%	98.3%	98.5%
Percent occupied of total portfolio (1)	97.3%	96.6%	95.1%
Percent leased of operating portfolio (1)	99.6%	98.3%	98.5%
Percent leased of total portfolio (1)	99.0%	97.6%	95.1%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

In the first quarter of 2022, we elected to update the results of operations disclosure to compare the operating results for the current quarter to the immediately preceding sequential quarter. We believe this comparison provides a more relevant and informative representation of the changes to our results of operations over time.

Results for the Three Months Ended March 31, 2022 Compared to the Same Period in 2021

The following table summarizes the changes in our results of operations for the three months ended March 31, 2022 as compared to the same period in 2021. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio, for the three months ended March 31, 2022 compared to the previous quarter, presented below, included 147 buildings totaling approximately 29.3 million square feet owned as of October 1, 2021, which represented 74.5% of total rentable square feet, 75.8% of total revenues, and 75.5% of net operating income for the three months ended March 31, 2022. The same store operating portfolio presented below, for the three months ended March 31, 2022 compared to the same period of 2021, included 60 buildings totaling approximately 12.1 million square feet owned as of January 1, 2021, which represented 30.8% of total rentable square feet, 30.2% of total revenues, and 30.7% of net operating income for the three months ended March 31, 2022.

	For the Three Months Ended				For the Three Months Ended
(in thousands, except per share data)	March 31, 2022	December 31, 2021	Change	% Change	March 31, 2022	March 31, 2021	Change	% Change
Rental revenues:
Same store operating properties	$61,810	$61,446	$364	0.6%	$24,598	$23,407	$1,191	5.1%
Other properties	19,748	6,723	13,025	NM	56,960	661	56,299	NM
Total rental revenues	81,558	68,169	13,389	19.6%	81,558	24,068	57,490	NM
Rental expenses:
Same store operating properties	(15,879)	(15,353)	(526)	(3.4)%	(5,930)	(5,457)	(473)	(8.7)%
Other properties	(4,809)	(1,323)	(3,486)	NM	(14,758)	(118)	(14,640)	NM
Total rental expenses	(20,688)	(16,676)	(4,012)	(24.1)%	(20,688)	(5,575)	(15,113)	NM
Net operating income:
Same store operating properties	45,931	46,093	(162)	(0.4)%	18,668	17,950	718	4.0%
Other properties	14,939	5,400	9,539	NM	42,202	543	41,659	NM
Total net operating income	60,870	51,493	9,377	18.2%	60,870	18,493	42,377	NM
Other income and expenses:
Real estate-related depreciation and amortization	(55,745)	(45,015)	(10,730)	(23.8)%	(55,745)	(13,859)	(41,886)	NM
General and administrative expenses	(3,114)	(2,390)	(724)	(30.3)%	(3,114)	(2,249)	(865)	(38.5)%
Advisory fees	(13,616)	(10,825)	(2,791)	(25.8)%	(13,616)	(3,935)	(9,681)	NM
Performance participation allocation	(83,300)	(35,253)	(48,047)	NM	(83,300)	(4,180)	(79,120)	NM
Acquisition costs and reimbursements	(1,204)	(396)	(808)	NM	(1,204)	(977)	(227)	(23.2)%
Equity in income from unconsolidated joint venture partnership(s)	111	47,803	(47,692)	99.8%	111	1,569	(1,458)	92.9%
Interest expense	(22,467)	(13,167)	(9,300)	(70.6)%	(22,467)	(3,724)	(18,743)	NM
Gain on derivative instruments	10,902	175	10,727	NM	10,902	—	10,902	NM
Other income and expenses	274	(23)	297	NM	274	36	238	NM
Total other (expenses) income	(168,159)	(59,091)	(109,068)	NM	(168,159)	(27,319)	(140,840)	NM
Net loss	(107,289)	(7,598)	(99,691)	NM	(107,289)	(8,826)	(98,463)	NM
Net loss attributable to redeemable noncontrolling interests	1,768	45	1,723	NM	1,768	77	1,691	NM
Net income attributable to noncontrolling interests	(9)	(6)	(3)	50.0%	(9)	(4)	(5)	NM
Net loss attributable to common stockholders	$(105,530)	$(7,559)	$(97,971)	NM	$(105,530)	$(8,753)	$(96,777)	NM
Weighted-average shares outstanding	270,466	253,027	17,439		270,466	148,795	121,671
Net loss per common share - basic and diluted	$(0.39)	$(0.03)	$(0.36)		$(0.39)	$(0.06)	$(0.33)

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $13.4 million, or 19.6%, for the three months ended March 31, 2022, as compared to the previous quarter, primarily due to an increase in non-same store revenues, which was attributable to several asset acquisitions during the three months ended December 31, 2021, specifically the acquisition of 23 industrial buildings in December 2021, as well as the acquisition of nine operating industrial buildings during the three months ended March 31, 2022. Same store rental revenues increased by $0.4 million, or 0.6%, for the three months ended March 31, 2022 as compared to the previous quarter, primarily due to increased occupancy.

Total rental revenues increased by approximately $57.5 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio. For the three months ended March 31, 2022, non-same store revenues reflect the addition of 135 industrial buildings we have acquired since April 1, 2021. Same store rental revenues increased by $1.2 million, or 5.1%, for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to the increase in rental rates since March 31, 2021.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $4.0 million, or 24.1%, for the three months ended March 31, 2022 as compared to the previous quarter, primarily due to an increase in non-same store rental expenses, which was attributable to several asset acquisitions during the three months ended December 31, 2021, as noted above. Same store rental expenses increased by $0.5 million, or 3.4%, for the three months ended March 31, 2022 as compared to the previous quarter, primarily due to an increase in franchise tax expense related to certain of our properties.

Total rental expenses increased by approximately $15.1 million for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to an increase in non-same store rental expenses, which was attributable to the significant growth in our portfolio. Same store rental expenses increased by $0.5 million, or 8.7%, for the three months ended March 31, 2022 as compared to the same period in 2021, primarily due to decreased recoverable expenses in the first quarter of 2021 due to the resolution of a prior year tax appeal related to one of our properties.

Other Expenses. Other expenses, in aggregate, increased by approximately $109.1 million for the three months ended March 31, 2022, as compared to the three months ended December 31, 2021, primarily due to the following:

●	an increase in the performance participation allocation of $48.0 million and the fixed component of the advisory fee of $2.8 million, or 25.8%, for the three months ended March 31, 2022 as a result of (i) gross proceeds of $252.8 million raised from our public offering for the three months ended March 31, 2022, and (ii) the increase of total return driven by a the substantial increase in the value of our properties and significantly increased total return generated, as compared to the previous quarter;
●	a decrease in the equity in income from unconsolidated joint venture partnership(s) of $47.7 million, or 99.8%, for the three months ended March 31, 2022, as compared to the previous quarter, due to the recognition of $47.7 million of incentive fee income from the BTC II Partnership in the fourth quarter of 2021;
●	an increase in real estate-related depreciation and amortization expense totaling $10.7 million, or 23.8%, for the three months ended March 31, 2022 as a result of the timing of several large asset acquisitions in late 2021, as noted above, as well as the acquisition activity during the three months ended March 31, 2022;
●	an increase in interest expense of $9.3 million, or 70.6%, for the three months ended March 31, 2022, as compared to the previous quarter, primarily related to (i) an increase in mortgage note interest of $4.3 million due to the timing of the execution of the $461.1 million mortgage note and the $408.0 million mortgage note in December 2021; (ii) and $2.5 million increase of rent obligations associated with our DST Program; (iii) $2.3 million of the amortization of the increased fair market value of the properties in our DST Program.

Partially offset by:

●	an increase in other income of $11.0 million for the three months ended March 31, 2022, as compared to the previous quarter, due to the $10.9 million gain related to our $170.0 million interest rate caps during the first quarter of 2022.

Other expenses, in aggregate, increased by approximately $140.8 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the following:

●	an increase in the performance participation allocation of $79.1 million and the fixed component of the advisory fee of $9.7 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily due to the factors described above, as well as the growth in our portfolio since March 31, 2021;
●	an increase in real estate-related depreciation and amortization expense of $41.9 million for the three months ended March 31, 2022, as compared to the same period in 2021, as a result of the growth in our portfolio since March 31, 2021;
●	an increase in interest expense of $18.7 million for the three months ended March 31, 2022, as compared to the same period in 2021, primarily related to (i) $6.8 million of rent obligations associated with our DST Program that we initiated in the second quarter of 2021, (ii) an increase in mortgage note interest of $6.0 million due to $1.1 billion of secured mortgage notes that we entered into in July and December of 2021; (iii) an increase in interest from borrowing under our term loans of $2.3 million, primarily associated with the $600.0 million term loan that we entered into in May 2021; and (iii) $2.3 million of the amortization of the increased fair market value of the properties in our DST Program; and
●	a decrease in equity in income from unconsolidated joint venture partnership(s) of $1.5 million, or 92.9%, for the three months ended March 31, 2022, as compared to the same period in 2021, due to the redemption of the minority ownership interests in the BTC I Partnership and the BTC II Partnership in July 2021 and February 2022, respectively, in connection with the BTC I Partnership Transaction and the BTC II Partnership Transaction.

Partially offset by:

●	an increase in other income of $11.1 million for the three months ended March 31, 2022, as compared to the same period in 2021, due to the $10.9 million gain related to our $170.0 million interest rate caps during the first quarter of 2022.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended March 31, 2022. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued, unprecedented demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which, in combination with the incentive distributions we received from the BTC II Partnership in the fourth quarter of 2021, drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the acquisition of three large portfolios during 2021 and the BTC II Partnership Transaction in the first quarter of 2022. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three months ended March 31, 2022 and 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
GAAP net loss attributable to common stockholders	$(105,530)	$(8,753)
GAAP net loss per common share	$(0.39)	$(0.06)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(105,530)	$(8,753)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	55,745	13,859
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	371	3,767
Redeemable noncontrolling interests' share of real estate-related depreciation and amortization and real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(924)	(154)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	(2,284)
Redeemable noncontrolling interests' share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	20
NAREIT FFO attributable to common stockholders	$(50,338)	$6,455
NAREIT FFO per common share	$(0.19)	$0.04
Weighted-average shares outstanding	270,466	148,795

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

During the three months ended March 31, 2022, we have raised $252.8 million of gross equity capital from our public offerings. As of March 31, 2022, we have cash and cash equivalents of $277.4 million and leverage of 30.2%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2022. As of March 31, 2022, we directly owned and managed a real estate portfolio that included 202 industrial buildings totaling approximately 39.3 million square feet, with a diverse roster of 354 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 97.3% occupied (99.0% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. Contractual rent collections as of March 31, 2022 are consistent with average annual collections prior to the pandemic.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt and other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen and could once again see a slowdown in transaction volume, which would adversely impact our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future over the next 12 months and beyond.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2022	2021	Change
Total cash provided by (used in):
Operating activities	$26,734	$9,433	$17,301
Investing activities	(347,866)	(77,716)	(270,150)
Financing activities	381,692	68,414	313,278
Net (decrease) increase in cash, cash equivalents and restricted cash	$60,560	$131	$60,429

Cash provided by operating activities during the three months ended March 31, 2022 increased by approximately $17.3 million as compared to the same period in 2021, primarily as a result of growth in our property operations. Cash used in investing activities during the three months ended March 31, 2022 increased by approximately $270.2 million as compared to the same period in 2021, primarily due to (i) a net increase in acquisition and capital expenditure activity of $256.2 million, including the BTC II Partnership Transaction, and (ii) an increase in activity related to our investment in the BTC II Partnership of $8.8 million. Cash provided by financing activities during the three months ended March 31, 2022 increased by approximately $313.3 million as compared to the same period in 2021, primarily driven by (i) a $149.1 million increase in the amount of net capital raised through our public offerings, net of offering costs paid, during the three months ended March 31, 2022 as compared to the same period in 2021 (ii) net proceeds from financing obligations associated with the DST Program of $142.0 million (iii) an increase in net borrowing activity of $80.8 million under our line of credit and one of our term loans, partially offset by (i) the $40.9 million of redemptions related to the Advisor’s Class I OP Units, and (ii) the $8.8 million increase in net distributions during the three months ended March 31, 2022 as compared to the same period in 2021.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2022, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $56.0 million outstanding under our line of credit and $1.1 billion outstanding under our term loans with an effective interest rate of 2.12%, which includes the effect of the interest rate swap agreements. The unused portion under our line of credit was $944.0 million as of March 31, 2022, of which $777.6 was available. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023. As of March 31, 2022, our $600.0 million term loan and $209.3 million mortgage note are our only indebtedness with initial or extended maturity dates beyond 2023 that have exposure to LIBOR. The agreement governing the $600.0 million term loan provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. As of March 31, 2022, we have interest rate swaps in place to hedge LIBOR on $225.0 million of commitments under our $600.0 million term loan. Additionally, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note, as of March 31, 2022. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of March 31, 2022, we had property-level borrowings of approximately $1.2 million of principal outstanding with a weighted-average remaining term of 4.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 2.48%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of March 31, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. We had leverage of 30.2% as of March 31, 2022. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of March 31, 2022 and expects that as we deploy capital going forward, our leverage will near approximately 50%.

Offering Proceeds. For the three months ended March 31, 2022, aggregate gross proceeds raised since inception from our public offerings, including proceeds raised through our distribution reinvestment plan, were $252.8 million ($247.1 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2022, approximately 50.7% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 49.3% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 49.3% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the second quarter of 2022, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the second quarter of 2022, or April 29, 2022, May 31, 2022 and June 30, 2022 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the second quarter of 2022 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$18,699	50.7%	$9,961	49.1%
Reinvested in shares	18,158	49.3	10,310	50.9
Total	$36,857	100.0%	$20,271	100.0%
Sources of Distributions
Cash flows from operating activities	18,699	50.7	9,433	46.5
Borrowings	—	—	528	2.6
DRIP (2)	18,158	49.3	10,310	50.9
Total	$36,857	100.0%	$20,271	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 10 to the Condensed Consolidated Financial Statements” for further detail regarding ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended March 31, 2022 and 2021, our NAREIT FFO was $ (50.3) million and $6.5 million, respectively, compared to total gross distributions of $36.9 million and $20.3 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the three months ended March 31, 2022, we received eligible redemption requests for approximately 0.7 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $8.6 million, or an average price of $12.57 per share. For the three months ended March 31, 2021, we received eligible redemption requests for 0.3 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $2.6 million, or an average price of $10.06 per share. Our share redemption program states, for each calendar quarter redemptions will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. For the three months ended March 31, 2022, we received and redeemed eligible redemption requests in the aggregate amount of $8.6 million, which represents 0.2% of the aggregate NAV of all classes of shares as of December 31, 2021. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

See “Note 14 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of March 31, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We may be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2022, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of March 31, 2022, our fixed interest rate debt consisted of $350.0 million under our $550.0 million term loan and $225.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $628.9 million of principal borrowings under four of our mortgage notes. In total, our fixed rate debt represented approximately 51.2% of our total consolidated debt as of March 31, 2022. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2022, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, were $1.16 billion and $1.20 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2022. Based on our debt as of March 31, 2022, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of March 31, 2022, our consolidated variable interest rate debt consisted of $475.0 million under our term loans, $617.3 million under two of our mortgage notes, and $56.0 million under our line of credit, which represented 48.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $1.1 billion of consolidated borrowings. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of  March 31, 2022, would increase our annual interest expense by approximately $2.9 million.

Derivative Instruments. As of March 31, 2022, we had 12 outstanding derivative instruments with a total notional amount of $1.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2021 Form 10-K, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results or observed market transactions materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our Independent Valuation Advisor’s valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, market lease assumptions, rotation of different third-party appraisal firms, the financial condition of our customers, or leasing activity. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of the underlying properties correspondingly may change suddenly. Such a valuation change can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We will be at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. Similarly, if a tenant will have an option in the future to purchase one of our properties from us at a price that is less than the current valuation of the property, then if the value of the property exceeds the option price, the valuation will be expected to decline and begin to approach the purchase price as the date of the option approaches. In addition, actual operating results or observed market transactions may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated revenues and expenses on a monthly basis based on actual leases and expenses in that month. On a periodic basis, we will adjust the revenues and expense accruals we estimated to reflect the revenues and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

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

The table below summarizes the redemption activity for the three months ended March 31, 2022:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
January, 2022	129,388	$11.92	129,388	—
February 28, 2022	117,250	12.43	117,250	—
March 31, 2022	436,423	12.80	436,423	—
Total	683,061	$12.57	683,061	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 5. OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”) and Section 13(r) of the Exchange Act, require an issuer to disclose in its annual and quarterly reports whether it or any of its affiliates have knowingly engaged in specified activities or transactions relating to Iran. We are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 under the Exchange Act) knowingly engaged in certain specified activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by United States' economic sanctions during the quarterly period covered by the report. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Neither we nor any of our controlled affiliates or subsidiaries knowingly engaged in any of the specified activities relating to Iran or otherwise engaged in any activities associated with Iran during the reporting period. However, because the SEC defines the term “affiliate” broadly, it includes any person or entity that is under common control with us as well as any entity that controls us or is controlled by us. The description that follows has been provided to us by Ares.

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

Subsequent to completion of the Ares funds’ investment in Daisy, in connection with Ares’ routine quarterly survey of its investment funds’ portfolio companies, Daisy informed the Ares funds that it has a customer contract with Melli Bank Plc. Melli Bank Plc has been designated by the Office of Foreign Assets Control within the U.S. Department of Treasury pursuant to Executive Order 13224. Daisy generated a total of £41,546 in annual revenues in 2021 (less than 0.01 % of Daisy’s annual revenues) from its dealings with Melli Bank Plc and de minimis net profits. Daisy entered into the customer contract with Melli Bank Plc prior to the Ares funds’ investment in Daisy.

Daisy terminated its contract with Melli Bank Plc on February 26, 2022. Following termination of the contract, Daisy has not engaged and does not intend to engage in any further dealings or transactions with Melli Bank Plc.

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by rerference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Fourth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

4.1

Second Amended and Restated Share Redemption Program, effective as of Febaruary 11, 2022. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

10.1

Third Amended and Restated Credit Agreement, dated as of March 31, 2022, by and among AIREIT Operating Partnership LP, as Borrower, Wells Fargo Bank, National Association, as Lender and Administrative Agent, Bank of America, N.A., as Lender and Syndication Agent, Wells Fargo Securities, LLC, as a Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as a Joint Lead Arranger and Joint Bookrunner, Capital One, National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Truist Bank, as Lender and Joint Lead Arranger for the Revolving Credit Facility, U.S. Bank National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Regions Bank, as Lender and Joint Lead Arranger for the Term Facility and PNC Bank, National Association, as Lender and Joint Lead Arranger for the Term Facility. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2022.

10.2

Second Amended and Restated Dealer Manager Agreement, dated February 11, 2022, by and between Ares Industrial Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC. Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

10.3

Advisory Agreement (2022) among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP, and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

10.4

Tenth Amended and Restated Limited Partnership Agreement of AIREIT Operating Partnership LP, dated as of February 11, 2022. Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

10.5

Third Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc., effective February 11, 2022. Incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

Exhibit Number	Description
10.6

Second Amended and Restated Private Placement Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc., effective February 11, 2022. Incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, filed on May 11, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

May 11, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 11, 2022	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Principal, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)