Form 10-Q
period 2022-06-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2022-08-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-56032

Ares Industrial Real Estate Income Trust Inc.

(Exact name of registrant as specified in its charter)

Maryland	47-1592886
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Tabor Center 1200 Seventeenth Street, Suite 2900 Denver, CO	80202
(Address of principal executive offices)	(Zip code)
518 Seventeenth Street, 17th Floor Denver, CO 80202
(Former name or address, if changed from last report)

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

As of August 5, 2022, there were 230,625,983 shares of the registrant’s Class T common stock, 19,121,134 shares of the registrant’s Class D common stock and 58,405,039 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTIRAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2022	2021
	(unaudited)
ASSETS
Net investment in real estate properties	$6,542,911	$4,820,892
Investment in unconsolidated joint venture partnership(s)	19,560	101,769
Cash and cash equivalents	113,665	216,848
Restricted cash	403	887
DST Program Loans	102,359	68,772
Other assets	109,833	39,941
Total assets	$6,888,731	$5,249,109
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$92,612	$42,211
Debt, net	3,043,341	2,245,673
Intangible lease liabilities, net	102,544	76,432
Financing obligations, net	897,258	483,964
Distribution fees payable to affiliates	89,571	85,419
Other liabilities	168,610	116,064
Total liabilities	4,393,936	3,049,763
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	69,286	15,687
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 223,734 and 206,129 shares issued and outstanding, respectively	2,237	2,061
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 17,582 and 13,649 shares issued and outstanding, respectively	176	136
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 53,716 and 37,391 shares issued and outstanding, respectively	537	374
Additional paid-in capital	2,942,359	2,475,715
Accumulated deficit and distributions	(547,956)	(297,570)
Accumulated other comprehensive income	27,844	2,631
Total stockholders’ equity	2,425,197	2,183,347
Noncontrolling interests	312	312
Total equity	2,425,509	2,183,659
Total liabilities and equity	$6,888,731	$5,249,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Rental revenues	$92,794	$28,978	$174,352	$53,046
Total revenues	92,794	28,978	174,352	53,046
Operating expenses:
Rental expenses	22,040	7,250	42,728	12,825
Real estate-related depreciation and amortization	63,279	16,382	119,024	30,241
General and administrative expenses	3,645	2,121	6,759	4,370
Advisory fees	16,641	5,525	30,257	9,460
Performance participation allocation	39,146	11,842	122,446	16,022
Acquisition costs and reimbursements	1,689	1,148	2,893	2,125
Total operating expenses	146,440	44,268	324,107	75,043
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	76	404	(35)	(1,165)
Interest expense	33,078	4,571	55,545	8,295
Gain on derivative instruments	(3,937)	—	(14,839)	—
Other income and expenses	(572)	(93)	(846)	(129)
Total expenses	175,085	49,150	363,932	82,044
Net loss	(82,291)	(20,172)	(189,580)	(28,998)
Net loss attributable to redeemable noncontrolling interests	1,273	148	3,041	225
Net income attributable to noncontrolling interests	(10)	(4)	(19)	(8)
Net loss attributable to common stockholders	$(81,028)	$(20,028)	$(186,558)	$(28,781)
Weighted-average shares outstanding	289,797	177,754	280,185	163,355
Net loss per common share - basic and diluted	$(0.28)	$(0.11)	$(0.67)	$(0.18)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(82,291)	$(20,172)	$(189,580)	$(28,998)
Change from cash flow hedging derivatives	6,448	836	25,632	3,198
Comprehensive loss	$(75,843)	$(19,336)	$(163,948)	$(25,800)
Comprehensive loss attributable to redeemable noncontrolling interests	1,170	142	2,622	198
Comprehensive loss attributable to common stockholders	$(74,673)	$(19,194)	$(161,326)	$(25,602)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	152,295	$1,523	$1,431,279	$(154,559)	$(7,409)	$126	$1,270,960
Net loss (excludes $148 attributable to redeemable noncontrolling interests)	—	—	—	(20,028)	—	4	(20,024)
Change from cash flow hedging activities (excludes $6 attributable to redeemable noncontrolling interests)	—	—	—	—	830	—	830
Issuance of common stock	43,653	436	449,699	—	—	—	450,135
Share-based compensation	—	—	371	—	—	—	371
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,659)	—	—	—	(5,659)
Trailing distribution fees	—	—	(19,277)	3,373	—	—	(15,904)
Redemptions of common stock	(709)	(7)	(7,259)	—	—	—	(7,266)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $179 attributable to redeemable noncontrolling interests)	—	—	—	(24,220)	—	(4)	(24,224)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(546)	—	—	—	(546)
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	276,634	$2,766	$2,699,713	$(434,301)	$21,499	$312	$2,289,989
Net (loss) income (excludes $1,273 attributable to redeemable noncontrolling interests)	—	—	—	(81,028)	—	10	(81,018)
Change from cash flow hedging activities (excludes $103 attributable to redeemable noncontrolling interests)	—	—	—	—	6,345	—	6,345
Issuance of common stock	19,935	199	292,360	—	—	—	292,559
Share-based compensation, net of cancellations	(1)	—	450	—	—	—	450
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,124)	—	—	—	(8,124)
Trailing distribution fees	—	—	(9,764)	6,852	—	—	(2,912)
Redemptions of common stock	(1,536)	(15)	(22,719)	—	—	—	(22,734)
Distributions to stockholders (excludes $618 attributable to redeemable noncontrolling interests)	—	—	—	(39,479)	—	(10)	(39,489)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(9,557)	—	—	—	(9,557)
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $225 attributable to redeemable noncontrolling interests)	—	—	—	(28,781)	—	8	(28,773)
Change from cash flow hedging activities (excludes $27 attributable to redeemable noncontrolling interests)	—	—	—	—	3,171	—	3,171
Issuance of common stock	54,740	547	563,788	—	—	—	564,335
Share-based compensation	—	—	856	—	—	—	856
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(11,349)	—	—	—	(11,349)
Trailing distribution fees	—	—	(23,731)	6,613	—	—	(17,118)
Redemptions of common stock	(972)	(10)	(9,901)	—	—	—	(9,911)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $358 attributable to redeemable noncontrolling interests)	—	—	—	(44,491)	—	(8)	(44,499)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(854)	—	—	—	(854)
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $3,041 attributable to redeemable noncontrolling interests)	—	—	—	(186,558)	—	19	(186,539)
Change from cash flow hedging activities (excludes $419 attributable to redeemable noncontrolling interests)	—	—	—	—	25,213	—	25,213
Issuance of common stock	40,116	401	544,954	—	—	—	545,355
Share-based compensation, net of cancellations	(34)	—	699	—	—	—	699
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(13,841)	—	—	—	(13,841)
Trailing distribution fees	—	—	(16,660)	12,508	—	—	(4,152)
Redemptions of common stock	(2,219)	(22)	(31,300)	—	—	—	(31,322)
Distributions to stockholders (excludes $1,257 attributable to redeemable noncontrolling interests)	—	—	—	(76,336)	—	(19)	(76,355)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(17,208)	—	—	—	(17,208)
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net loss	$(189,580)	$(28,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	119,024	30,241
Amortization of debt and financing obligation costs	12,230	844
Equity in income from unconsolidated joint venture partnerships	(35)	(1,165)
Gain on changes in fair value of interest rate caps	(14,839)	—
Performance participation allocation	122,446	16,022
Straight-line rent and amortization of above- and below-market leases	(17,207)	(3,007)
Other	1,208	751
Changes in operating assets and liabilities	17,155	5,289
Net cash provided by operating activities	50,402	19,977
Investing activities:
Real estate acquisitions	(1,323,118)	(229,520)
Incremental investment to acquire joint venture partnership portfolio	(259,526)	(580,559)
Deferred acquisition costs	(31,325)	(101,700)
Capital expenditures	(79,046)	(7,587)
Investment in unconsolidated joint venture partnerships	(8,782)	(3,700)
Distributions from joint venture partnerships	—	5,200
Net cash used in investing activities	(1,701,797)	(917,866)
Financing activities:
Proceeds from line of credit	925,000	92,000
Repayments of line of credit	(255,000)	—
Proceeds from term loan	135,000	200,000
Debt issuance costs paid	(10,416)	(5,181)
Interest rate cap premium	(2,963)	—
Proceeds from issuance of common stock, net	497,266	535,359
Proceeds from financing obligations, net	372,978	57,007
Offering costs paid in connection with issuance of common stock and private placements	(2,574)	(22,420)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(27,376)	(14,480)
Distribution fees paid to affiliates	(11,950)	(6,541)
Redemptions of common stock	(31,322)	(9,911)
Redemptions of redeemable noncontrolling interests	(40,915)	—
Net cash provided by financing activities	1,547,728	825,833
Net decrease in cash, cash equivalents and restricted cash	(103,667)	(72,056)
Cash, cash equivalents and restricted cash, at beginning of period	217,735	232,899
Cash, cash equivalents and restricted cash, at end of period	$114,068	$160,843

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

2. REAL ESTATE ACQUISITIONS

During the six months ended June 30, 2022, the Company acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Build-to-Core Logistics Portfolio II (2)(3)	2/15/2022	9	$359,202
Northlake Logistics Crossing	2/17/2022	—	21,569
Tampa Commerce Center	4/1/2022 & 5/25/22	—	6,270
Medley 104 Industrial Center	4/18/2022	1	53,670
IDI U.S. Logistics Portfolio	4/28/2022	6	317,092
Chicago Growth Portfolio	5/9/2022	14	182,135
4 Studebaker	5/12/2022	1	33,188
Southeast Orlando Portfolio	5/19/2022	5	138,803
I-465 East Logistics Center	5/26/2022	1	18,923
Industry Corporate Center	6/2/2022	1	52,086
Countyline Commerce Center	6/8/2022	—	62,080
Robbinsville Distribution Center	6/10/2022	—	364
Innovation I & II Corporate Center	6/17/2022	2	63,939
IDI 2022 National Portfolio	6/22/2022	6	246,773
I-80 Logistics Park I-II	6/29/2022	1	138,530
Commonwealth Logistics Center	6/30/2022	—	8,927
Total Acquisitions		47	$1,703,551
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.
(2)	Two land parcels included in the acquisition of the Build-to-Core Logistics Portfolio II.
(3)	Refer to “Note 4” for further detail regarding the acquisition of the Build-To-Core Logistics Portfolio II as a result of the BTC II Partnership Transaction (as defined below).

During the six months ended June 30, 2022, the Company allocated the purchase price of its acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2022
Land	$403,694
Building and improvements	1,188,076
Intangible lease assets	110,877
Above-market lease assets	2,282
Construction in progress	33,371
Below-market lease liabilities	(34,749)
Total purchase price (1)	$1,703,551
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with the Company’s acquisitions during the six months ended June 30, 2022, as of the respective date of each acquisition, was 4.8 years.

3. INVESTMENT IN REAL ESTATE

As of June 30, 2022 and December 31, 2021, the Company’s consolidated investment in real estate properties consisted of 240 and 193 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2022	December 31, 2021
Land	$1,530,840	$1,127,147
Building and improvements	4,715,986	3,510,401
Intangible lease assets	461,749	342,538
Construction in progress	140,534	27,075
Investment in real estate properties	6,849,109	5,007,161
Less accumulated depreciation and amortization	(306,198)	(186,269)
Net investment in real estate properties	$6,542,911	$4,820,892

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2022 and December 31, 2021 included the following:

	As of June 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$449,105	$(112,975)	$336,130	$332,176	$(74,001)	$258,175
Above-market lease assets (1)	12,644	(2,743)	9,901	10,362	(1,838)	8,524
Below-market lease liabilities	(123,805)	21,261	(102,544)	(89,056)	12,624	(76,432)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,757	$1,225	$9,476	$1,536
Above-market lease amortization	(500)	(207)	(905)	(391)
Below-market lease amortization	4,660	965	8,636	1,862
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$42,581	$10,132	$80,050	$18,290
Intangible lease asset amortization	20,698	6,250	38,974	11,951

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

On February 15, 2022, in accordance with the terms of the Agreement of Limited Partnership of the BTC II Partnership (the “BTC II Partnership Agreement”), the Company, along with the other joint venture partners in the BTC II Partnership, entered into a transaction to split the majority of the properties in the BTC II Portfolio amongst the joint venture partners, other than the BCG Limited Partner, whose respective interest in such properties was redeemed for $24.9 million (the “BTC II Partnership Transaction”). As a result of the BTC II Partnership Transaction, the Company owns a 100% interest in 11 properties and the BTC II SLP owns a 100% interest in seven properties that were previously part of the BTC II Portfolio and the QR Limited Partner owns a 100% interest in the remaining 14 properties that were part of the BTC II Partnership Transaction. The aggregate cost of these properties to the Company was $359.2 million. The incremental additional cash investment to effect the split of the BTC II Portfolio was $259.5 million as of June 30, 2022.

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

As of June 30, 2022, the Company had an 8.0% interest in the BTC II B Partnership, which includes five properties, with a book value of the Company’s investment in the BTC II B Partnership of $19.6 million, which includes $5.3 million of outside basis difference. The outside basis difference originated from the difference between the contributions made by the Company for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of the Company’s share of the underlying net assets and liabilities for the BTC II B Partnership.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2022	2021	Maturity Date	2022	2021
Line of credit (1)	3.08%	1.40%	March 2025	$670,000	$—
Term loan (2)	2.87	2.23	March 2027	550,000	415,000
Term loan (3)	3.32	1.66	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	2.93	2.93	August 2024 - January 2029	628,890	628,890
Floating-rate mortgage notes (5)	3.41	1.74	January 2025 - July 2025	617,250	617,250
Total principal amount / weighted-average (6)	3.13%	2.14%		$3,066,140	$2,261,140
Less unamortized debt issuance costs				(23,332)	(16,106)
Add unamortized mark-to-market adjustment on assumed debt, net				533	639
Total debt, net				$3,043,341	$2,245,673
Gross book value of properties encumbered by debt				$2,381,583	$1,835,561
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin of 0.25% to 1.0%, depending on the Company’s consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company. As of June 30, 2022, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $330.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin of 0.20% to 0.90%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of June 30, 2022, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment (“Term Loan Adjusted Term SOFR”) plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on the Company’s consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of June 30, 2022, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by the Company.
(4)	Interest rates range from 2.85% to 3.75%. The assets and credit of each of the Company’s consolidated properties pledged as collateral for the Company’s mortgage notes are not available to satisfy the Company’s other debt and obligations, unless the Company first satisfies the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on LIBOR plus a margin of 1.50%. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%.
(6)	The weighted-average remaining term of the Company’s consolidated debt was approximately 4.0 years as of June 30, 2022, excluding any extension options on the line of credit and the floating-rate mortgage notes.

As of June 30, 2022, the principal payments due on the Company’s consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	38,000	38,000
2025	670,000	—	617,250	1,287,250
2026	—	600,000	—	600,000
Thereafter	—	550,000	590,890	1,140,890
Total principal payments	$670,000	$1,150,000	$1,246,140	$3,066,140
(1)	The line of credit term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note term may be extended pursuant to two one-year extension options, subject to certain conditions.

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

LIBOR is expected to be phased out or modified by June 2023. As of June 30, 2022, the Company’s $209.3 million mortgage note is the only indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. As of June 30, 2022, the Company has one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note. The Company intends to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with its lenders to seek to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

The Company’s line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. The Company was in compliance with all covenants as of June 30, 2022.

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

During the next 12 months, the Company estimates that approximately $13.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2022
Interest rate swaps	16	$1,075,000	Other assets	$28,280
Interest rate caps	2	578,000	Other assets	18,002
Total derivative instruments	18	$1,653,000		$46,282
As of December 31, 2021
Interest rate swaps	10	$575,000	Other assets	$2,653
Interest rate caps	2	578,000	Other assets	3,164
Total derivative instruments	12	$1,153,000		$5,817

The following table presents the effect of the Company’s derivative instruments on the Company’s condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$5,902	$(81)	$23,940	$1,394
Amount reclassified from AOCI into interest expense	546	917	1,692	1,804
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	33,078	4,571	55,545	8,295
Derivative Instruments Not Designated as Cash Flow Hedges
Gain recognized in income	$3,937	$—	$14,839	$—

efcond

6. DST PROGRAM

The Company has a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”).

In order to facilitate additional capital raise through the DST Program, the Company has made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of June 30, 2022 and December 31, 2021, there were approximately $102.4 million and $68.8 million, respectively, of outstanding DST Program Loans that the Company has made to partially finance the sale of DST Interests. The Company does not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

The following table presents the Company’s DST Program activity for the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
DST Interests sold	$257,042	$82,440	$414,163	$82,440
DST Interests financed by DST Program Loans (1)	20,917	24,561	33,587	24,561
Income earned from DST Program Loans (2)	968	36	1,756	36
Rent obligation incurred under master lease agreements (3)	9,318	128	16,097	128

(1) DST Program Loans are presented net of repayments.

(2) Included in other income and expenses on condensed consolidated statements of operations.

(3) Included in interest expense on condensed consolidated statements of operations.

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

Fair Value Measurements on a Recurring Basis

The following table presents the Company’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2022
Assets
Interest rate swaps	$—	$28,280	$—	$28,280
Interest rate caps	—	18,002	—	18,002
Total assets measured at fair value	$—	$46,282	$—	$46,282
As of December 31, 2021
Assets
Interest rate swaps	$—	$2,653	$—	$2,653
Interest rate caps		3,164		3,164
Total assets measured at fair value	$—	$5,817	$—	$5,817

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

Nonrecurring Fair Value Measurements

As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of the Company’s financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$102,359	$101,422	$68,772	$68,772
Liabilities:
Line of credit	$670,000	$670,000	$—	$—
Term loans	1,150,000	1,150,000	1,015,000	1,015,000
Mortgage notes	1,246,140	1,176,043	1,246,140	1,247,307
(1)	The carrying value reflects the principal amount outstanding.

8. EQUITY

Public Offering

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

During the six months ended June 30, 2022, we raised gross proceeds of approximately $545.4 million from the sale of approximately 40.1 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $36.4 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2021
Balance as of March 31, 2021	138,967	9,121	4,207	152,295
Issuance of common stock:
Primary shares	25,192	1,358	15,993	42,543
DRIP	990	68	56	1,114
Stock grants	—	—	—	—
Redemptions	(662)	(43)	(4)	(709)
Forfeitures	—	—	(4)	(4)
Balance as of June 30, 2021	164,487	10,504	20,248	195,239
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	214,973	15,223	46,438	276,634
Issuance of common stock:
Primary shares	11,127	2,325	5,200	18,652
DRIP	982	84	236	1,302
Stock grants, net of cancellations	—	—	—	—
Redemptions	(951)	(50)	(535)	(1,536)
Conversions	(2,397)	—	2,397	—
Forfeitures	—	—	(20)	(20)
Balance as of June 30, 2022	223,734	17,582	53,716	295,032
FOR THE SIX MONTHS ENDED JUNE 30, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	32,937	2,563	16,962	52,462
DRIP	1,887	129	81	2,097
Stock grants	—	—	204	204
Redemptions	(902)	(54)	(16)	(972)
Forfeitures	—	—	(23)	(23)
Balance as of June 30, 2021	164,487	10,504	20,248	195,239
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	20,291	3,956	12,959	37,206
DRIP	2,117	168	441	2,726
Stock grants, net of cancellations	—	—	172	172
Redemptions	(1,482)	(191)	(546)	(2,219)
Conversions	(3,321)	—	3,321	—
Forfeitures	—	—	(22)	(22)
Balance as of June 30, 2022	223,734	17,582	53,716	295,032

Distributions

The following table summarizes the Company’s distribution activity (including distributions reinvested in shares of the Company’s common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2022
June 30	$0.13625	$13,688	$618	$18,939	$6,852	$40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.27250	$26,731	$1,257	$37,097	$12,508	$77,593
2021
December 31	$0.13625	$12,429	$179	$16,900	$5,146	$34,654
September 30	0.13625	11,020	178	15,219	4,263	30,680
June 30	0.13625	8,552	179	12,295	3,373	24,399
March 31	0.13625	6,721	179	10,310	3,240	20,450
Total	$0.54500	$38,722	$715	$54,724	$16,022	$110,183
(1)	Amounts reflect the quarterly distribution rate authorized by the Company’s board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to the Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of the Company’s public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to the Company’s share redemption program for the six months ended June 30, 2022 and 2021. The Company’s board of directors may modify or suspend its current share redemption programs if it deems such action to be in the best interest of its stockholders:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021
Number of eligible shares redeemed	2,219	972
Aggregate dollar amount of shares redeemed	$31,322	$9,911
Average redemption price per share	$14.12	$10.20

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). The Company has classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets because, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time, irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2022 and 2021:

	For the Six Months Ended June 30,
($ in thousands)	2022	2021
Balance at beginning of the year	$15,687	$3,648
Settlement of prior year performance participation allocation (1)	81,185	9,640
Distributions to redeemable noncontrolling interests	(1,257)	(358)
Redemptions of redeemable noncontrolling interests (2)	(40,915)	—
Net loss attributable to redeemable noncontrolling interests	(3,041)	(225)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	419	27
Redemption value allocation adjustment to redeemable noncontrolling interests	17,208	854
Ending balance	$69,286	$13,586
(1)	The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP units in January 2022 to AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the Special Unit Holder designated 1,610,730 of these Class I OP Units to an entity owned indirectly by the Company’s Chairman, Mr. Zucker, and 1,610,730 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.

10. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by the Company for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with the Company’s public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2022	2021	2022	2021	June 30, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$7,032	$3,932	$11,671	$7,627	$—	$—
Ongoing distribution fees (1)(2)	6,852	3,373	12,508	6,613	2,337	1,779
Advisory fee—fixed component	$16,641	$5,525	30,257	9,460	5,699	3,864
Performance participation allocation	39,146	11,842	122,446	16,022	122,446	81,185
Other expense reimbursements (3)(4)	3,504	3,092	6,724	6,265	3,138	707
Property accounting fee (5)	638	223	1,200	418	228	166
DST Program selling commissions, dealer manager fees and distribution fees (1)	2,695	227	4,207	227	435	190
Other DST Program related costs (4)	3,383	908	5,399	908	133	61
Development fees (6)	1,568	324	2,383	714	574	78
Total	$81,459	$29,446	$196,795	$48,254	$134,990	$88,030
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, the Company accrues for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $89.6 million and $85.4 million as of June 30, 2022 and December 31, 2021, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to the Company or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, the Company may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on the Company’s condensed consolidated balance sheets. Amounts also include the Company’s proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on the Company’s condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of the Company’s named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. The Company incurred approximately $3.3 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $6.2 million and $5.3 million for the six months ended June 30, 2022 and 2021, respectively, for such compensation expenses reimbursable to the Advisor.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. As the performance hurdle was achieved as of both June 30, 2022 and 2021, the Company recognized approximately $39.1 million and $11.8 million for the three months ended June 30, 2022 and 2021, respectively, and $122.4 million and $16.0 million for the six months ended June 30, 2022 and 2021, respectively, of performance participation allocation expense in the Company’s condensed consolidated statements of operations.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. For the three and six months ended June 30, 2021, the BTC Partnerships incurred in aggregate approximately $3.3 million and $6.4 million, respectively, in acquisition and asset management fees. The Company had amounts due to the BTC II Partnership of approximately $0.2 million as of December 31, 2021, which were recorded in other liabilities on the condensed consolidated balance sheets.

After the completion of the BTC II Partnership Transaction until June 30, 2022 and for the three months ended June 30, 2022, the BTC II B Partnership incurred approximately $0.4 million and $0.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

11. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Distributions payable	13,609	8,931
Distributions reinvested in common stock	36,418	21,349
Net increase in DST Program Loans receivable through DST Program capital raising	33,587	24,561
Redeemable noncontrolling interests issued as settlement of performance participation allocation	81,185	9,640
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	91,028	279,340
Change in accrued future ongoing distribution fees	4,152	17,118
Change in non-cash capital expenditures	24,107	213
Non-cash selling commissions and dealer manager fees	11,671	7,627

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$216,848	$232,369
Restricted cash	887	530
Cash, cash equivalents and restricted cash	$217,735	$232,899
End of period:
Cash and cash equivalents	$113,665	$159,248
Restricted cash	403	1,595
Cash, cash equivalents and restricted cash	$114,068	$160,843

12. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company and its subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2022, the Company and its subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties the Company acquires have been or will be subject to environmental reviews either by the Company or the previous owners. In addition, the Company may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. The Company has or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. The Company may purchase various environmental insurance policies to mitigate its exposure to environmental liabilities. The Company is not aware of any environmental liabilities that it believes would have a material adverse effect on its business, financial condition, or results of operations as of June 30, 2022.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	The failure to successfully integrate Black Creek Group into the business, operations and corporate culture of Ares, and to retain Black Creek Group personnel following Ares’ acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business in July 2021;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, rising interest rates, the conflict in Ukraine and the COVID-19 pandemic;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to GAAP; and
●	Our ability to continue to qualify as a REIT.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the six months ended June 30, 2022, we sold $414.2 million of gross interests related to the DST Program, $33.6 million of which were financed by DST Program Loans, net of repayments. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the six months ended June 30, 2022, we raised gross proceeds of approximately $545.4 million from the sale of 40.1 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

As of June 30, 2022, we directly owned and managed a real estate portfolio that included 240 industrial buildings totaling approximately 49.1 million square feet located in 29 markets throughout the U.S., with 416 customers, and was 97.1% occupied (98.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. As of June 30, 2022 our real estate portfolio included:

●	232 industrial buildings totaling approximately 47.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.4% occupied (99.5% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.3 years; and
●	8 industrial buildings totaling approximately 1.8 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally as of June 30, 2022, we owned and managed 10 buildings either under construction or in the pre-construction phase totaling approximately 2.9 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

Concurrently with the BTC II Partnership Transaction (as described in “Note 4 to the Condensed Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. As of June 30, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals, reviewing annual third-party real property appraisals, providing monthly valuations of our debt-related assets (excluding DST Program Loans), reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets, and our liabilities are determined by the applicable pricing source (which may, in certain instances be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding real properties that are bought or sold during a given calendar year, unconsolidated real properties held through joint ventures or partnerships are valued by a third-party appraiser at least once per calendar year. For valuations during interim periods, either the Advisor will determine the estimated fair value of the real properties owned by unconsolidated affiliates or we will utilize interim valuations determined pursuant to valuation policies and procedures for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.5 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $6.73 billion, representing a difference of approximately $1.8 billion, or 26.8%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2022 and December 31, 2021:

	As of
(in thousands)	June 30, 2022	December 31, 2021
Investments in industrial properties	$8,530,050	$5,677,050
Investment in unconsolidated joint venture partnership	21,194	147,952
DST Program Loans	101,422	68,772
Cash and cash equivalents	113,665	216,848
Other assets	59,444	36,317
Line of credit, term loans and mortgage notes	(3,066,673)	(2,261,140)
Financing obligations associated with our DST Program	(941,968)	(499,964)
Other liabilities	(122,149)	(73,467)
Accrued performance participation allocation	(122,446)	(81,185)
Accrued fixed component of advisory fee	(5,699)	(3,864)
Aggregate Fund NAV	$4,566,840	$3,227,319
Total Fund Interests outstanding	299,200	258,170

The following table sets forth the NAV per Fund Interest as of June 30, 2022:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares	OP Units
Monthly NAV	$4,566,840	$3,414,964	$268,370	$814,320	$69,186
Fund Interests outstanding	299,200	223,734	17,582	53,351	4,533
NAV Per Fund Interest	$15.26	$15.26	$15.26	$15.26	$15.26

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of June 30, 2022, we estimated approximately $91.9 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	4.8%
Discount rate / internal rate of return	5.9%
Average holding period (years)	10.3

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

		Increase (Decrease) to the
Input	Hypothetical Change	NAV of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.9%
	0.25% increase	(3.5)%
Discount rate (weighted-average)	0.25% decrease	2.2%
	0.25% increase	(2.1)%

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of June 30, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2022 was $116.9 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $116.9 million, or $0.39 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2022:

(in thousands)	As of June 30, 2022
Total stockholder's equity	$2,425,197
Noncontrolling interests	312
Total equity under GAAP	2,425,509

Adjustments:
Accrued distribution fee (1)	89,571
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	1,712,817
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (3)	1,634
Accumulated depreciation and amortization (4)	284,937
Other adjustments (5)	52,372
Aggregate Fund NAV	$4,566,840
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

Performance

Our NAV increased from $12.50 per share as of December 31, 2021 to $15.26 per share as of June 30, 2022. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of unprecedented demand in the industrial property sector which drove strong leasing and above-average market rent growth.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of June 30, 2022)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	1.29%	18.44%	42.93%	13.14%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.77%	21.10%	46.42%	13.63%
Difference	(0.48)%	(2.66)%	(3.49)%	(0.49)%

Class T Share Total Return (without Sales Charge) (3)	6.06%	24.02%	49.66%	14.26%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	6.56%	26.80%	53.32%	14.76%
Difference	(0.50)%	(2.78)%	(3.66)%	(0.50)%

Class D Share Total Return (3)	6.21%	24.37%	50.34%	16.50%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	6.72%	27.16%	54.02%	17.08%
Difference	(0.51)%	(2.79)%	(3.68)%	(0.58)%

Class I Share Total Return (3)	6.28%	24.52%	50.89%	15.33%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	6.78%	27.31%	54.57%	15.83%
Difference	(0.50)%	(2.79)%	(3.68)%	(0.50)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.

(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Inflation and Rising Interest Rates

In the United States, inflation is at a 40-year high, and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Beginning in March of 2022, the United States Federal Reserve began raising the federal funds rate in an effort to curb inflation.  As a result, interest rates and costs of borrowing have risen dramatically.  The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. In addition, periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV. These factors may also impact our customers’ ability to pay contractual rent, or where applicable expense reimbursements, requiring us to absorb a larger share of operating expenses. In combination with a potential U.S. and/or global recession, we may also experience a slowdown in the rate of increase in rental rates or a decrease in rental rates over time, which may adversely and materially affect our net operating income and NAV. In addition, rising interest rates may have other detrimental effects on our business. For example, rising interest rates could restrict our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time. A rise in interest rates could also increase capitalization rates and make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments and our NAV. Finally, the combined impact of increased interest rates and a potential recession could cause prospective investors to become reluctant to purchase our shares or existing investors to redeem their shares, thus curtailing our ability to purchase new accretive real estate investments that satisfy our investment criteria. We continue to monitor the uncertainty surrounding inflation and rising interest rates and the impact that these factors may have on the U.S. economy and on our business.

Conflict in Ukraine

The conflict between Russia and Ukraine has increased the disruption, instability and volatility in global markets and industries. We do not have any investments in Russia, Belarus or Ukraine. Therefore, to date, we have not been materially impacted by the actions of the Russian government. Market disruptions in a single country could cause a worsening of conditions on a regional and even global level, as economic problems in a single country can significantly impact other markets and economies. While the direct impact on us of Russia's invasion of Ukraine is limited, we are being affected by increases in the price of oil as a result of sanctions on Russia, which contributes to overall inflation and increased costs. The ongoing conflict could cause increased volatility in the economies and financial markets of countries throughout the region, or even globally. We continue to monitor the uncertainty surrounding the extent and duration of this ongoing conflict and the impact that it may have on the global economy and on our business.

Impacts of COVID-19

The global pandemic and resulting shut down of large parts of the U.S. economy has created significant uncertainty and enhanced investment risk across many asset classes, including real estate. The extent of the impact on the commercial real estate sector varied dramatically across real estate property types and markets, with certain property segments affected particularly harshly last year. The industrial property sector continues to remain very resilient, with unprecedented demand and performance for the six months ended June 30, 2022, and we believe we are well-positioned to navigate this uncertain period.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the six months ended June 30, 2022, we completed the following activities:

●	Our NAV increased to $15.26 per share as of June 30, 2022 as compared to $12.50 per share as of December 31, 2021. This increase is primarily due to the performance of our portfolio, driven by strong leasing, above-average market rent growth, and significantly increased demand in the industrial property sector.
●	We raised $545.4 million of gross equity capital from our public offerings. Additionally, we raised $414.2 million of gross capital through private placement offerings by selling DST Interests, $33.6 million of which were financed by DST Program Loans, net of repayments.
●	On February 15, 2022, we closed the BTC II Partnership Transaction, resulting in the direct ownership of 11 properties, totaling approximately 1.7 million square feet, that were previously part of the BTC II Partnership, for a total cost of approximately $359.2 million, which includes the cost of our previously held interest in the BTC II Partnership. Concurrently with the BTC II Partnership Transaction, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction, with an 8.0% minority ownership interest.
●	We closed on a recast of our unsecured credit facility for total commitments of $1.55 billion consisting of a $1.0 billion revolving credit facility and a $550.0 million term loan. The revolving credit facility’s effective interest rate is calculated based on Term SOFR plus a 10 basis point adjustment plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. The $550.0 million term loan’s effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio.
●	We modified our $600.0 million term loan to use an effective interest rate that is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio.
●	We entered into two interest rate swaps on our $550.0 million term loan with an aggregate notional amount of $200.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.57% and results in an all-in interest rate ranging from 1.76% to 3.87% as of June 30, 2022.
●	We entered into four interest rate swaps on our $600.0 million term loan with an aggregate notional amount of $300.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.87% and results in an all-in interest rate ranging from 1.99% to 4.37% for this portion of the borrowings as of June 30, 2022.
●	We leased approximately 3.3 million square feet, which included 1.4 million square feet of new and future leases and 1.9 million square feet of renewals through 46 separate transactions with an average annual base rent of $6.82 per square foot, representing a 47.5% increase in rental rates over the last 12 months.
●	As of June 30, 2022, we owned eight buildings under construction totaling approximately 2.7 million square feet, and two buildings in the pre-construction phase for an additional 0.2 million square feet.

Portfolio Information

Our owned and managed portfolio was as follows:

(square feet in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
Portfolio data:
Total buildings	240	193	93
Total rentable square feet	49,070	37,583	19,677
Total number of customers	416	348	168
Percent occupied of operating portfolio (1)	98.4%	98.3%	97.1%
Percent occupied of total portfolio (1)	97.1%	96.6%	95.5%
Percent leased of operating portfolio (1)	99.5%	98.3%	97.3%
Percent leased of total portfolio (1)	98.4%	97.6%	96.8%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2022 Compared to Prior Periods

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022. We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. The same store operating portfolio for the three months ended June 30, 2022 as compared to the three months ended March 31, 2022 presented below included 186 buildings totaling approximately 36.6 million square feet owned as of January 1, 2022, which represented 74.5% of total rentable square feet, 85.5% of total revenues, and 85.4% of net operating income for the three months ended June 30, 2022. The same store operating portfolio for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 presented below included 60 buildings totaling approximately 12.1 million square feet owned as of January 1, 2021, which represented 24.7% of total rentable square feet, 28.3% of total revenues, and 28.4% of net operating income for the six months ended June 30, 2022.

	For the Three Months Ended				For the Six Months Ended
(in thousands, except per share data)	June 30, 2022	March 31, 2022	Change	% Change	June 30, 2022	June 30, 2021	Change	% Change
Rental revenues:
Same store operating properties	$79,326	77,767	1,559	2.0%	$49,332	$47,314	$2,018	4.3%
Other properties	13,468	3,791	9,677	NM	125,020	5,732	119,288	NM
Total rental revenues	92,794	81,558	11,236	13.8%	174,352	53,046	121,306	NM
Rental expenses:
Same store operating properties	(18,903)	(19,005)	102	(0.5)%	(11,957)	(11,340)	(617)	(5.4)%
Other properties	(3,137)	(1,683)	(1,454)	86.4%	(30,771)	(1,485)	(29,286)	NM
Total rental expenses	(22,040)	(20,688)	(1,352)	6.5%	(42,728)	(12,825)	(29,903)	NM
Net operating income:
Same store operating properties	60,423	58,762	1,661	2.8%	37,375	35,974	1,401	3.9%
Other properties	10,331	2,108	8,223	NM	94,249	4,247	90,002	NM
Total net operating income	70,754	60,870	9,884	16.2%	131,624	40,221	91,403	NM
Other income and expenses:
Real estate-related depreciation and amortization	(63,279)	(55,745)	(7,534)	13.5%	(119,024)	(30,241)	(88,783)	NM
General and administrative expenses	(3,645)	(3,114)	(531)	17.1%	(6,759)	(4,370)	(2,389)	(54.7)%
Advisory fees	(16,641)	(13,616)	(3,025)	22.2%	(30,257)	(9,460)	(20,797)	NM
Performance participation allocation	(39,146)	(83,300)	44,154	(53.0)%	(122,446)	(16,022)	(106,424)	NM
Acquisition costs and reimbursements	(1,689)	(1,204)	(485)	40.3%	(2,893)	(2,125)	(768)	(36.1)%
Equity in loss (income) from unconsolidated joint venture partnership(s)	(76)	111	(187)	NM	35	1,165	(1,130)	97.0%
Interest expense	(33,078)	(22,467)	(10,611)	47.2%	(55,545)	(8,295)	(47,250)	NM
Gain on derivative instruments	3,937	10,902	(6,965)	(63.9)%	14,839	—	14,839	NM
Other income and expenses	572	274	298	NM	846	129	717	NM
Total other (expenses) income	(153,045)	(168,159)	15,114	(9.0)%	(321,204)	(69,219)	(251,985)	NM
Net loss	(82,291)	(107,289)	24,998	(23.3)%	(189,580)	(28,998)	(160,582)	NM
Net loss attributable to redeemable noncontrolling interests	1,273	1,768	(495)	(28.0)%	3,041	225	2,816	NM
Net income attributable to noncontrolling interests	(10)	(9)	(1)	11.1%	(19)	(8)	(11)	NM
Net loss attributable to common stockholders	$(81,028)	(105,530)	24,502	(23.2)%	$(186,558)	$(28,781)	$(157,777)	NM
Weighted-average shares outstanding	289,797	270,466	19,331		280,185	163,355	116,830
Net loss per common share - basic and diluted	$(0.28)	(0.39)	0.11		$(0.67)	$(0.18)	$(0.49)

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $11.2 million, or 13.8%, for the three months ended June 30, 2022, as compared to the previous quarter, primarily due to an increase in non-same store revenues. For the three months ended June 30, 2022, non-same store revenues reflect the addition of 47 industrial buildings we have acquired since January 1, 2022. Same store rental revenues increased by $1.6 million, or 2.0%, for the three months ended June 30, 2022 as compared to the previous quarter, primarily due to an increase in recoverable expenses that resulted in increases to recovery revenue, as well as the timing of scheduled rent increases.

Total rental revenues increased by $121.3 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio. For the six months ended June 30, 2022, non-same store revenues reflect the addition of 175 industrial buildings that we have acquired since January 1, 2021. Same store rental revenues increased by $2.0 million, or 4.3%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to the increase in rental rates since June 30, 2021, partially offset by a small decrease in average occupancy.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by $1.4 million, or 6.5%, for the three months ended June 30, 2022, as compared to the previous quarter, primarily due to an increase in non-same store rental expenses, which was attributable to the asset acquisitions during the six months ended June 30, 2022, as noted above. Same store rental expenses remained consistent for the three months ended June 30, 2022 as compared to the previous quarter.

Total rental expenses increased by $29.9 million for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to an increase in non-same store rental expenses, which was attributable to the significant growth in our portfolio. Same store rental expenses increased by $0.6 million, or 5.4%, for the six months ended June 30, 2022 as compared to the same period in 2021, primarily due to the successful resolution of a prior year tax appeal related to one of our properties, resulting in an increase in recoverable expenses.

Other Expenses. Other expenses, in aggregate, decreased by $15.1 million, or 9.0%, for the three months ended June 30, 2022, as compared to the three months ended March 31, 2022, primarily due to the following:

●	a decrease in the performance participation allocation of $44.2 million for the three months ended June 30, 2022, as compared to the previous period, primarily due to the pace of the increase in the value of our properties and the total return generated during the second quarter of 2022 compared to earlier in the year.

Partially offset by:

●	an increase in interest expense of $10.6 million, or 47.2%, for the three months ended June 30, 2022, as compared to the previous period, primarily related to (i) $4.4 million of the amortization of the increased value of our financing obligations as a result of increases in the underlying fair value of the properties included in the DST Program; (ii) $2.5 million of rent obligations associated with our DST Program; and (iii) an increase in interest from borrowing under our term loans of $2.2 million, primarily associated with the increased borrowings under our $550.0 million term loan during the three months ended June 30, 2022;
●	an increase in real estate-related depreciation and amortization expense of $7.5 million, or 13.5%, for the three months ended June 30, 2022, as compared to the previous period, as a result of the timing of our acquisitions in the second quarter of 2022, specifically the acquisition of 22 industrial buildings in April and early May 2022;
●	a decrease in the gain on derivative instruments of $7.0 million, or 63.9%, for the three months ended June 30, 2022, as compared to the previous period, due to the larger gain related to our interest rate caps in the first quarter of 2022; and
●	an increase in the fixed component of the advisory fee of $3.0 million, or 22.2%, as compared to the previous period, due to the continued growth in our NAV, which was primarily driven by gross proceeds of $292.6 million raised from our public offering and $257.0 million of DST Interests sold for the three months ended June 30, 2022, as compared to the previous period, and the total return generated for the period driven by the increased value of our properties as a result of the significant demand in the industrial property sector.

Other expenses, in aggregate, increased by $252.0 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, primarily due to the following:

●	an increase in the performance participation allocation of $106.4 million and the fixed component of the advisory fee of $20.8 million for the six months ended June 30, 2022 as a result of (i) gross proceeds of $1.2 billion raised from our public offering and $823.9 million of DST Interests sold since the same period of the previous year, and (ii) the increase of total return driven by the substantial increase in the value of our properties and significantly increased total return generated, as compared to the same period of the previous year;
●	an increase in real estate-related depreciation and amortization expense totaling $88.8 million for the six months ended

June 30, 2022 as a result of the growth in our portfolio since January 1, 2021, as noted above;
●	an increase in interest expense of $47.3 million for the six months ended June 30, 2022, as compared to the same period in 2021, primarily related to (i) a $16.0 million increase of rent obligations associated with our DST Program; (ii) an increase in mortgage note interest of $13.0 million due to $1.1 billion of secured mortgage notes that we entered into in July and December of 2021; (iii) $9.0 million increase of the amortization of the increased value of our financing obligations as a result of increases in the underlying fair value of the properties included in the DST Program; and (iv) an increase in interest related to borrowings under our term loans of $6.5 million due to our $600.0 million term loan that we entered into in May 2021, as well as the recast of our credit facility, which allowed for increased borrowings on our $550.0 million term loan for the six months ended June 30, 2022 as compared to the same period of the previous year.

Partially offset by:

●	an increase in the gain on derivative instruments of $14.8 million for the six months ended June 30, 2022, as compared to the same period of the previous year, due to the 2022 gain related to our interest rate caps.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended June 30, 2022. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued, unprecedented demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which, in combination with the incentive distributions we received from the BTC II Partnership in the fourth quarter of 2021, drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the acquisition of two large portfolios during the third and fourth quarters of 2021, the BTC II Partnership Transaction in the first quarter of 2022, and the acquisition of 38 industrial properties in the second quarter of 2022. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

ADDITIONAL MEASURES OF PERFORMANCE

Net Loss and Net Operating Income (“NOI”)

We define NOI as GAAP rental revenues less GAAP rental expenses. We consider NOI to be an appropriate supplemental performance measure and believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of the properties, such as real estate-related depreciation and amortization, acquisition-related expenses, impairment charges, general and administrative expenses and interest expense. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such expenses, which expenses could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI. Therefore, we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance. Refer to “Results of Operations” above for a reconciliation of our GAAP net income (loss) to NOI for the three and six months ended June 30, 2022 and 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net loss attributable to common stockholders	$(81,028)	$(20,028)	$(186,558)	$(28,781)
GAAP net loss per common share	(0.28)	$(0.11)	$(0.67)	$(0.18)
Reconciliation of GAAP net loss to NAREIT FFO:
GAAP net loss attributable to common stockholders	$(81,028)	$(20,028)	$(186,558)	$(28,781)
Add (deduct) NAREIT adjustments:
Real estate-related depreciation and amortization	63,279	16,382	119,024	30,241
Our share of real estate-related depreciation and amortization of unconsolidated joint venture partnerships	—	3,360	371	7,127
Redeemable noncontrolling interests' share of real estate-related depreciation and amortization and real estate-related depreciation and amortization of unconsolidated joint venture partnerships	(975)	(145)	(1,899)	(299)
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	—	—	(2,284)
Redeemable noncontrolling interests' share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	—	—	20
NAREIT FFO attributable to common stockholders	$(18,724)	$(431)	$(69,062)	$6,024
NAREIT FFO per common share	$(0.06)	$(0.00)	$(0.25)	$0.04
Weighted-average shares outstanding	289,797	177,754	280,185	163,355

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements during our acquisition phase are, and will be, net proceeds from our public and private offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, and distributions to our stockholders. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. There may be a delay between the deployment of proceeds raised from our public and private offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect our NAV.

During the six months ended June 30, 2022, we have raised $545.4 million of gross equity capital from our public offerings. As of June 30, 2022, we have cash and cash equivalents of $113.7 million and leverage of 34.5%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2022. As of June 30, 2022, we owned and managed a real estate portfolio that included 240 industrial buildings totaling approximately 49.1 million square feet, with a diverse roster of 416 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 97.1% occupied (98.4% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. Contractual rent collections as of June 30, 2022 are consistent with average annual collections prior to the pandemic.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt and other investments, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen and could once again see a slowdown in transaction volume, which would adversely impact our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future over the next 12 months and beyond.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2022	2021	Change
Total cash provided by (used in):
Operating activities	$50,402	$19,977	$30,425
Investing activities	(1,701,797)	(917,866)	(783,931)
Financing activities	1,547,728	825,833	721,895
Net (decrease) increase in cash, cash equivalents and restricted cash	$(103,667)	$(72,056)	$(31,611)

Cash provided by operating activities during the six months ended June 30, 2022 increased by approximately $30.4 million as compared to the same period in 2021, primarily as a result of growth in our property operations. Cash used in investing activities during the six months ended June 30, 2022 increased by approximately $783.9 million as compared to the same period in 2021, primarily due to a net increase in acquisition and capital expenditure activity of $773.6 million, including the BTC II Partnership Transaction, driven by the increased development activity and the growth of our portfolio. Cash provided by financing activities during the six months ended June 30, 2022 increased by approximately $721.9 million as compared to the same period in 2021, primarily driven by (i) an increase in net borrowing activity of $507.8 million under our line of credit and one of our term loans and (ii) an increase in net proceeds from financing obligations associated with the DST Program of $316.0 million, partially offset by (i) the $40.9 million of redemptions related to the Advisor’s Class I OP Units; (ii) the $21.4 million increase in redemptions of our common stock; (iii) the $18.3 million increase in net distributions; and (iv) the $18.2 million net decrease in the amount of net capital raised through our public offerings, net of offering costs paid.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2022, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $670.0 million outstanding under our line of credit and $1.2 billion outstanding under our term loans with an effective interest rate of 3.11%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $330.0 million as of June 30, 2022. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

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

LIBOR is expected to be phased out or modified by June 2023. As of June 30, 2022, our $209.3 million mortgage note is our only indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. As of June 30, 2022, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of June 30, 2022, we had property-level borrowings of approximately $1.2 billion of principal outstanding with a weighted-average remaining term of 4.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.17%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. We had leverage of 34.5% as of June 30, 2022. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of June 30, 2022 and expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the increase in interest rates in 2022, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Offering Proceeds. For the six months ended June 30, 2022, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $545.4 million ($531.5 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2022, approximately 52.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.8% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.8% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2022, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the third quarter of 2022, or July 29, 2022, August 31, 2022 and September 30, 2022 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the third quarter of 2022 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$21,158	52.8%	$12,104	49.6%
Reinvested in shares	18,939	47.2	12,295	50.4
Total (2)	$40,097	100.0%	$24,399	100.0%
Sources of Distributions
Cash flows from operating activities	21,158	52.8%	10,544	43.2%
Borrowings	—	—	1,560	6.4
DRIP (3)	18,939	47.2	12,295	50.4
Total (2)	$40,097	100.0%	$24,399	100.0%

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$40,496	52.2%	$22,244	49.6%
Reinvested in shares	37,097	47.8	22,605	50.4
Total (2)	$77,593	100.0%	$44,849	100.0%
Sources of Distributions
Cash flows from operating activities	40,496	52.2%	19,977	44.5%
Borrowings	—	—	2,272	5.1
DRIP (3)	37,097	47.8	22,605	50.4
Total (2)	$77,593	100.0%	$44,854	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 10 to the Condensed Consolidated Financial Statements” for further detail regarding ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended June 30, 2022 and 2021, our NAREIT FFO was $(18.7) million and ($0.4) million, respectively, compared to total gross distributions of $40.0 million and $24.4 million, respectively. For the six months ended June 30, 2022 and 2021, our NAREIT FFO was $ (69.1) million and $6.0 million, respectively, compared to total gross distributions of $77.6 million and $44.8 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. For the six months ended June 30, 2022, we received eligible redemption requests for approximately 2.2 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $31.3 million, or an average price of $14.12 per share. For the six months ended June 30, 2021, we received eligible redemption requests for 1.0 million shares of our common stock, all of which we redeemed using cash flows from financing activities, for an aggregate amount of approximately $9.9 million, or an average price of $10.18 per share. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

SUBSEQUENT EVENTS

See “Note 14 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of June 30, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2022, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2022, our fixed interest rate debt consisted of $550.0 million under our $550.0 million term loan and $525.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $628.9 million of principal borrowings under four of our mortgage notes. In total, our fixed rate debt represented approximately 55.6% of our total consolidated debt as of June 30, 2022. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2022, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, were $1.64 billion and $1.70 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2022. Based on our debt as of June 30, 2022, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of June 30, 2022, our consolidated variable interest rate debt consisted of $75.0 million under our $600.0 million term loan, $617.3 million under two of our mortgage notes, and $670.0 million under our line of credit, which represented 44.4% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $1.4 billion of consolidated borrowings, however, $578.0 million of these borrowings is capped through the use of two interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2022, would increase our annual interest expense by approximately $3.4 million.

Derivative Instruments. As of June 30, 2022, we had 18 outstanding derivative instruments with a total notional amount of $1.7 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of many of the employees of our Advisor and its affiliates working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (the “First Quarter 2022 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K and the First Quarter 2022 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

With the exception of the risk factors set forth below, which updates and supplements the risk factors disclosed in our 2021 Form 10-K and First Quarter 2022 10-Q, there have been no material changes to the risk factors disclosed in our 2021 Form 10-K and First Quarter 2022 10-Q.

Inflation, increased interest rates or deflation may adversely affect our financial condition and results of operations.

Although neither inflation nor deflation has materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

In addition, customers and potential customers of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our customers’ ability to pay rent and demand for our properties. Such adverse impacts on our customers may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending, which could impact our customers’ operations and, in turn, demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

We are dependent on our customers for revenue, and our inability to lease our properties or to collect rent from our customers will adversely affect our results of operations, NAV and returns to our stockholders.

Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. The success of our real properties depends on the financial stability of such customers. The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in performance of our customers and consequently, adversely affect our results of operations, NAV and returns to our stockholders. If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment.

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

As of June 30, 2022, our top five customers represented 15.5% of our total annualized base rent of our portfolio, our top ten customers represented 20.7% of our total annualized base rent of our portfolio and there was one customer that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

Changes in global, national, regional or local economic, demographic, political, real estate or capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may adversely affect our results of operations and returns to our stockholders.

We are subject to risks generally incident to the ownership of property, including changes in global, national, regional or local economic, demographic, political, real estate, or capital market conditions and other factors particular to the locations of the respective property investments. We are unable to predict future changes in these market conditions. For example, an economic downturn or a rise in interest rates could make it more difficult for us to lease properties or dispose of them and cause rental rates or future contractual rate increases to fall, which may adversely and materially affect our net operating income and NAV. In addition, rising interest rates could also increase capitalization rates and make alternative interest bearing and other investments more attractive and, therefore, potentially lower the relative value of our existing real estate investments and our NAV. These macroeconomic factors may cause investors to become reluctant to purchase our shares or existing investors to redeem their shares, curtailing our ability to purchase new accretive real estate investments that satisfy our investment criteria.

In addition, we believe the risks associated with our business and the value of our properties are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. Because debt-related investments we may make in the future might consist of mortgages secured by real property, these same conditions could also adversely affect the underlying borrowers and collateral of assets that we own. Declining real estate values and deteriorating real estate fundamentals would also likely reduce the level of new mortgage loan originations, since borrowers often use increases in the value of their existing properties to support the purchase of, or investment in, additional properties. Furthermore, borrowers may not be able to pay principal and interest on such loans. Declining real estate values would also significantly increase the likelihood that we incur losses on our debt investments in the event of a default because the value of the collateral may be insufficient to cover some or all of the basis in the investment.

In the future, we may record impairments of real properties, significant other-than-temporary impairment charges related to our real estate-related securities holdings, and provisions for losses on our debt-related investments, if any. To the extent that there is a general economic slowdown or real estate fundamentals deteriorate, such factors could have a significant and adverse impact on our revenues, results from operations, value of our properties, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

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

The table below summarizes the redemption activity for the three months ended June 30, 2022:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
For the Month Ended	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
April 30, 2022	168,432	$13.39	168,432	—
May 31, 2022	208,264	14.47	208,264	—
June 30, 2022	1,159,319	15.07	1,159,319	—
Total	1,536,015	$14.80	1,536,015	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Fourth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

4.1	Second Amended and Restated Share Redemption Program, effective as of February 11, 2022. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

10.1

Amended and Restated Advisory Agreement (2022), dated as of May 1, 2022, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022.

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed on August 11, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

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

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

August 11, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 11, 2022	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Principal, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)