Form 10-Q
period 2022-09-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2022-11-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 4, 2022, there were 229,881,547 shares of the registrant’s Class T common stock, 20,373,858 shares of the registrant’s Class D common stock and 64,295,805 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTIRAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2022	2021
	(unaudited)
ASSETS
Net investment in real estate properties	$6,646,196	$4,820,892
Investment in unconsolidated joint venture partnership(s)	19,492	101,769
Cash and cash equivalents	81,948	216,848
Restricted cash	450	887
DST Program Loans	137,299	68,772
Other assets	182,102	39,941
Total assets	$7,067,487	$5,249,109
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$125,580	$42,211
Debt, net	2,735,701	2,245,673
Intangible lease liabilities, net	96,922	76,432
Financing obligations, net	1,131,810	483,964
Distribution fees payable to affiliates	95,061	85,419
Other liabilities	188,900	116,064
Total liabilities	4,373,974	3,049,763
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	69,597	15,687
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 230,832 and 206,129 shares issued and outstanding, respectively	2,308	2,061
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 19,718 and 13,649 shares issued and outstanding, respectively	197	136
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 61,595 and 37,391 shares issued and outstanding, respectively	616	374
Additional paid-in capital	3,188,972	2,475,715
Accumulated deficit and distributions	(643,963)	(297,570)
Accumulated other comprehensive income	75,474	2,631
Total stockholders’ equity	2,623,604	2,183,347
Noncontrolling interests	312	312
Total equity	2,623,916	2,183,659
Total liabilities and equity	$7,067,487	$5,249,109

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenues:
Rental revenues	$108,315	$55,854	$282,667	$108,900
Total revenues	108,315	55,854	282,667	108,900
Operating expenses:
Rental expenses	26,065	13,218	68,793	26,043
Real estate-related depreciation and amortization	73,580	36,945	192,604	67,186
General and administrative expenses	3,276	2,126	10,035	6,496
Advisory fees	18,237	8,273	48,494	17,733
Performance participation allocation	14,034	29,910	136,480	45,932
Acquisition costs and reimbursements	2,180	1,214	5,073	3,339
Total operating expenses	137,372	91,686	461,479	166,729
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	68	(5,328)	33	(6,493)
Interest expense	45,905	9,001	101,450	17,296
(Gain) loss on derivative instruments	(11,310)	2	(26,149)	2
Other income and expenses	(1,356)	(276)	(2,202)	(405)
Total other (income) expenses	33,307	3,399	73,132	10,400
Net loss	(62,364)	(39,231)	(251,944)	(68,229)
Net loss attributable to redeemable noncontrolling interests	901	228	3,942	453
Net income attributable to noncontrolling interests	(9)	(6)	(28)	(14)
Net loss attributable to common stockholders	$(61,472)	$(39,009)	$(248,030)	$(67,790)
Weighted-average shares outstanding—basic	307,422	223,706	289,380	183,693
Weighted-average shares outstanding—diluted	311,954	225,017	293,912	185,004
Net loss per common share—basic and diluted	$(0.20)	$(0.17)	$(0.86)	$(0.37)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss	$(62,364)	$(39,231)	$(251,944)	$(68,229)
Change from cash flow hedging derivatives	48,329	2,849	73,961	6,047
Comprehensive loss	$(14,035)	$(36,382)	$(177,983)	$(62,182)
Comprehensive loss attributable to redeemable noncontrolling interests	202	212	2,824	410
Comprehensive loss attributable to common stockholders	$(13,833)	$(36,170)	$(175,159)	$(61,772)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	195,239	$1,952	$1,848,608	$(195,434)	$(6,579)	$187	$1,648,734
Net loss (excludes $228 attributable to redeemable noncontrolling interests)	—	—	—	(39,009)	—	6	(39,003)
Change from cash flow hedging activities (excludes $16 attributable to redeemable noncontrolling interests)	—	—	—	—	2,833	—	2,833
Issuance of common stock	42,544	426	451,690	—	—	—	452,116
Share-based compensation	—	—	378	—	—	—	378
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(6,873)	—	—	—	(6,873)
Trailing distribution fees	—	—	(23,096)	4,263	—	—	(18,833)
Redemptions of common stock	(566)	(5)	(5,920)	—	—	—	(5,925)
Preferred interest in Subsidiary REITs	—	—	—	—	—	—	—
Distributions to stockholders (excludes $178 attributable to redeemable noncontrolling interests)	—	—	—	(30,500)	—	(6)	(30,506)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,142)	—	—	—	(1,142)
Balance as of September 30, 2021	237,217	$2,373	$2,263,645	$(260,680)	$(3,746)	$187	$2,001,779
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509
Net (loss) income (excludes $901 attributable to redeemable noncontrolling interests)	—	—	—	(61,472)	—	9	(61,463)
Change from cash flow hedging activities (excludes $699 attributable to redeemable noncontrolling interests)	—	—	—	—	47,630	—	47,630
Issuance of common stock	21,436	214	334,695	—	—	—	334,909
Share-based compensation, net of cancellations	—	—	489	—	—	—	489
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,748)	—	—	—	(8,748)
Trailing distribution fees	—	—	(12,848)	7,359	—	—	(5,489)
Redemptions of common stock	(4,323)	(43)	(65,844)	—	—	—	(65,887)
Distributions to stockholders (excludes $618 attributable to redeemable noncontrolling interests)	—	—	—	(41,894)	—	(9)	(41,903)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,131)	—	—	—	(1,131)
Balance as of September 30, 2022	312,145	$3,121	$3,188,972	$(643,963)	$75,474	$312	$2,623,916

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $453 attributable to redeemable noncontrolling interests)	—	—	—	(67,790)	—	14	(67,776)
Change from cash flow hedging activities (excludes $43 attributable to redeemable noncontrolling interests)	—	—	—	—	6,004	—	6,004
Issuance of common stock	97,284	973	1,015,478	—	—	—	1,016,451
Share-based compensation	—	—	1,234	—	—	—	1,234
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(18,222)	—	—	—	(18,222)
Trailing distribution fees	—	—	(46,827)	10,876	—	—	(35,951)
Redemptions of common stock	(1,538)	(15)	(15,821)	—	—	—	(15,836)
Preferred interest in Subsidiary REITs	—	—	—	—	—	61	61
Distributions to stockholders (excludes $536 attributable to redeemable noncontrolling interests)	—	—	—	(74,991)	—	(14)	(75,005)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,996)	—	—	—	(1,996)
Balance as of September 30, 2021	237,217	$2,373	$2,263,645	$(260,680)	$(3,746)	$187	$2,001,779
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $3,942 attributable to redeemable noncontrolling interests)	—	—	—	(248,030)	—	28	(248,002)
Change from cash flow hedging activities (excludes $1,118 attributable to redeemable noncontrolling interests)	—	—	—	—	72,843	—	72,843
Issuance of common stock	61,552	615	879,649	—	—	—	880,264
Share-based compensation, net of cancellations	(34)	—	1,188	—	—	—	1,188
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,589)	—	—	—	(22,589)
Trailing distribution fees	—	—	(29,508)	19,867	—	—	(9,641)
Redemptions of common stock	(6,542)	(65)	(97,144)	—	—	—	(97,209)
Distributions to stockholders (excludes $1,875 attributable to redeemable noncontrolling interests)	—	—	—	(118,230)	—	(28)	(118,258)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(18,339)	—	—	—	(18,339)
Balance as of September 30, 2022	312,145	$3,121	$3,188,972	$(643,963)	$75,474	$312	$2,623,916

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net loss	$(251,944)	$(68,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	192,604	67,186
Amortization of debt and financing obligation costs	5,460	1,570
Financing obligation liability appreciation	17,882	—
Equity in income from unconsolidated joint venture partnership(s)	33	(6,493)
(Gain) loss on changes in fair value of interest rate caps	(25,546)	2
Performance participation allocation	136,480	45,932
Straight-line rent and amortization of above- and below-market leases	(26,568)	(7,969)
Other	2,072	1,073
Changes in operating assets and liabilities	29,978	11,726
Net cash provided by operating activities	80,451	44,798
Investing activities:
Real estate acquisitions	(1,460,868)	(1,476,938)
Incremental investment to acquire joint venture partnership portfolio	(259,526)	(585,021)
Capital expenditures	(133,115)	(16,362)
Investment in unconsolidated joint venture partnership(s)	(8,782)	(4,402)
Distributions from joint venture partnerships	—	5,200
Other	129	—
Net cash used in investing activities	(1,862,162)	(2,077,523)
Financing activities:
Proceeds from mortgage note	367,830	209,250
Proceeds from line of credit	945,000	640,000
Repayments of line of credit	(945,000)	(566,000)
Proceeds from term loan	135,000	600,000
Debt issuance costs paid	(17,857)	(7,239)
Interest rate cap premium	(2,963)	—
Proceeds from issuance of common stock, net	805,070	969,035
Proceeds from financing obligations, net	562,889	166,911
Offering costs paid in connection with issuance of common stock and private placements	(4,033)	(23,343)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(42,275)	(24,945)
Distribution fees paid to affiliates	(19,163)	(10,515)
Redemptions of common stock	(97,209)	(15,836)
Redemptions of redeemable noncontrolling interests	(40,915)	(3,588)
Net cash provided by financing activities	1,646,374	1,933,730
Net decrease in cash, cash equivalents and restricted cash	(135,337)	(98,995)
Cash, cash equivalents and restricted cash, at beginning of period	217,735	232,899
Cash, cash equivalents and restricted cash, at end of period	$82,398	$133,904

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Ares Industrial Real Estate Income Trust Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company,” “we,” “our,” “us” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by our advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including our former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of this transaction, Ares Commercial Real Estate Management LLC became our new advisor (the “New Advisor”). Ares did not acquire our former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and we now consider the Ares real estate group (“AREG”) to be our Sponsor. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean BCI IV Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate group for periods thereafter.

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022 (“2021 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine and the ongoing effects of the novel coronavirus pandemic, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statement of cash flows for the nine months ended September 30, 2022 have been reclassified to conform to 2022 presentation. Performance participation allocation has been reclassified from other and is presented separately in the condensed consolidated statement of cash flows. Amortization of debt and financing obligation costs has been reclassified from changes in operating assets and liabilities and is presented separately in the condensed consolidated statement of cash flows. Deferred acquisition costs have been reclassified to real estate acquisitions in the condensed consolidated statement of cash flows.

3. REAL ESTATE ACQUISITIONS

During the nine months ended September 30, 2022, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Build-to-Core Logistics Portfolio II (2)(3)	2/15/2022	9	$359,202
Northlake Logistics Crossing	2/17/2022	—	21,569
Tampa Commerce Center	4/1/2022 & 5/25/2022	—	6,270
Medley 104 Industrial Center	4/18/2022	1	53,670
IDI U.S. Logistics Portfolio	4/28/2022	6	317,092
Chicago Growth Portfolio	5/9/2022	14	182,135
4 Studebaker	5/12/2022	1	33,188
Southeast Orlando Portfolio	5/19/2022	5	138,803
I-465 East Logistics Center	5/26/2022	1	18,923
Industry Corporate Center	6/2/2022	1	52,086
Countyline Commerce Center	6/8/2022	—	62,080
Robbinsville Distribution Center	6/10/2022	—	364
Innovation I & II Corporate Center	6/17/2022	2	63,939
IDI 2022 National Portfolio	6/22/2022	6	246,773
I-80 Logistics Park I-II	6/29/2022	1	138,530
Commonwealth Logistics Center	6/30/2022	—	8,927
Bluff Road Logistics Center	7/6/2022	1	102,878
Total Acquisitions		48	$1,806,429
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.
(2)	Two land parcels included in the acquisition of the Build-to-Core Logistics Portfolio II.
(3)	Refer to “Note 5” for further detail regarding the acquisition of the Build-To-Core Logistics Portfolio II as a result of the BTC II Partnership Transaction (as defined below).

During the nine months ended September 30, 2022, we allocated the purchase price of our acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2022
Land	$422,870
Building and improvements	1,266,672
Intangible lease assets	115,759
Above-market lease assets	2,507
Construction in progress	33,370
Below-market lease liabilities	(34,749)
Total purchase price (1)	$1,806,429
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2022, as of the respective date of each acquisition, was 4.9 years.

4. INVESTMENT IN REAL ESTATE

As of September 30, 2022 and December 31, 2021, our consolidated investment in real estate properties consisted of 241 and 193 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2022	December 31, 2021
Land	$1,549,884	$1,127,147
Building and improvements	4,810,786	3,510,401
Intangible lease assets	470,788	342,538
Construction in progress	195,075	27,075
Investment in real estate properties	7,026,533	5,007,161
Less accumulated depreciation and amortization	(380,337)	(186,269)
Net investment in real estate properties	$6,646,196	$4,820,892

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2022 and December 31, 2021 included the following:

	As of September 30, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$457,918	$(136,123)	$321,795	$332,176	$(74,001)	$258,175
Above-market lease assets (1)	12,870	(3,302)	9,568	10,362	(1,838)	8,524
Below-market lease liabilities	(123,805)	26,883	(96,922)	(89,056)	12,624	(76,432)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,298	$3,298	$13,774	$4,834
Above-market lease amortization	(559)	(374)	(1,464)	(765)
Below-market lease amortization	5,622	2,038	14,258	3,900
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$50,433	$23,438	$130,483	$41,728
Intangible lease asset amortization	23,147	13,507	62,121	25,458

5. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

On July 15, 2020, we acquired, from a subsidiary of Industrial Property Trust (“IPT”), interests in two joint venture partnerships, the Build-To-Core Industrial Partnership I LP (the “BTC I Partnership”) and the Build-To-Core Industrial Partnership II LP (the “BTC II Partnership” and, together with the BTC I Partnership, the “BTC Partnerships”). The BTC Partnerships were formed with third party investors for purposes of investing in industrial properties located in certain major U.S. distribution markets.

On June 15, 2021, we, through two of our subsidiaries, entered into a transaction (the “BTC I Partnership Transaction”) with our joint venture partners in the BTC I Partnership, QR Master Holdings USA II LP (the “QR Limited Partner”) and Industrial Property Advisors Sub I LLC (the “BTC I SLP”). The BTC I SLP is indirectly owned by the Chairman of our board of directors. Pursuant to the BTC I Partnership Transaction, we, along with the QR Limited Partner and the BTC I SLP, agreed to split the real property portfolio of the BTC I Partnership in an equitable manner, such that following the split, we and the QR Limited Partner (together with certain of our affiliates), each own a 100% interest in approximately half of the portfolio of the BTC I Partnership (excluding one property that was distributed to the BTC I SLP). As a result of this transaction, we have a 100% interest in 22 buildings that were previously part of the BTC I Partnership (the “Build-To-Core Logistics Portfolio”). We and the BTC I SLP have no further interest in the BTC I Partnership as a result of the BTC I Partnership Transaction. The total cost of these properties to us was $876.7 million, which includes the cost of our minority joint venture interest in the BTC I Partnership and our incremental additional investment of approximately $580 million, exclusive of transaction costs, to effect the split of the BTC I Portfolio.

Immediately prior to February 15, 2022, we, through a subsidiary, owned an 12.0% minority interest in the BTC II Partnership, as general partner and as a limited partner. In addition, the QR Limited Partner, owned a 78.5% limited partner interest. In addition, the BTC II SLP, an entity in which the Chairman of the board of directors holds an interest, owned a 7.8% special limited partner interest in the BTC II Partnership. An entity in which three of our affiliated directors and each of our executive officers own an interest (the “BCG Limited Partner”) owned a 1.7% interest in the BTC II Partnership. Similar to the BTC I Partnership Transaction, the BTC II Partnership Agreement (as defined below) provided procedures whereby the partners may split the real property portfolio in an equitable manner, such that certain partners will own a 100% interest in certain of the properties as a result of the split.

On February 15, 2022, in accordance with the terms of the Agreement of Limited Partnership of the BTC II Partnership (the “BTC II Partnership Agreement”), we, along with the other joint venture partners in the BTC II Partnership, entered into a transaction to split the majority of the properties in the BTC II Portfolio amongst the joint venture partners, other than the BCG Limited Partner, whose respective interest in such properties was redeemed for $24.9 million (the “BTC II Partnership Transaction”). As a result of the BTC II Partnership Transaction, we own a 100% interest in 11 properties and the BTC II SLP owns a 100% interest in seven properties that were previously part of the BTC II Portfolio and the QR Limited Partner owns a 100% interest in the remaining 14 properties that were part of the BTC II Partnership Transaction. The aggregate cost of these properties to us was $359.2 million. The incremental additional cash investment to effect the split of the BTC II Portfolio was $259.5 million as of September 30, 2022.

Concurrently with the BTC II Partnership Transaction, we and the joint venture partners formed a new joint venture partnership (the “BTC II B Partnership”), through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. The partners own the same relative interests in the BTC II B Partnership as they did in the BTC II Partnership prior to the incentive fee distribution that was settled in the fourth quarter of 2021, such that we own an 8.0% interest as general partner and as a limited partner, the BTC II SLP owns a special limited partner interest, the BCG Limited Partner owns a 2.0% limited partner interest and the QR Limited Partner owns a 90.0% limited partner interest.

We have elected the cost accumulation and allocation model to account for the BTC I Partnership Transaction and the BTC II Partnership Transaction, which allocates the cost of the acquisition at the carrying amount of the previously held interests, along with the incremental consideration paid and transaction costs incurred based on relative fair values.

We have reported our investments in the BTC Partnerships and the BTC II B Partnership under the equity method on our condensed consolidated balance sheets, because with respect to the BTC Partnerships, for the periods prior to the BTC I Partnership Transaction and the BTC II Partnership Transaction, we had the ability to exercise significant influence but did not have control over the partnerships. Similarly, with respect to the BTC II B Partnership, we have the ability to exercise significant influence but do not have control of the partnership.

As of September 30, 2022, we had an 8.0% interest in the BTC II B Partnership, which includes five properties, with a book value of our investment in the BTC II B Partnership of $19.5 million, which includes $5.3 million of outside basis difference. The outside basis difference originated from the difference between the contributions we made for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of our share of the underlying net assets and liabilities for the BTC II B Partnership.

6. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of our debt is as follows:

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2022	2021	Maturity Date	2022	2021
Line of credit (1)	4.39%	1.40%	March 2025	$—	$—
Term loan (2)	2.87	2.23	March 2027	550,000	415,000
Term loan (3)	3.48	1.66	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	2.93	August 2024 - January 2029	996,720	628,890
Floating-rate mortgage notes (5)	3.57	1.74	January 2025 - July 2025	617,250	617,250
Total principal amount / weighted-average (6)	3.42%	2.14%		$2,763,970	$2,261,140
Less unamortized debt issuance costs				(28,749)	(16,106)
Add unamortized mark-to-market adjustment on assumed debt, net				480	639
Total debt, net				$2,735,701	$2,245,673
Gross book value of properties encumbered by debt				$2,385,202	$1,835,561
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin of 0.25% to 1.0%, depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of September 30, 2022, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $1.0 billion.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin of 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of September 30, 2022, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of September 30, 2022, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 4.71%. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on LIBOR plus a margin of 1.50%. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%.
(6)	The weighted-average remaining term of our consolidated debt was approximately 3.9 years as of September 30, 2022, excluding any extension options on the line of credit and the floating-rate mortgage notes.

As of September 30, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2022	$—	$—	$—	$—
2023	—	—	—	—
2024	—	—	38,000	38,000
2025	—	—	985,080	985,080
2026	—	600,000	—	600,000
Thereafter	—	550,000	590,890	1,140,890
Total principal payments	$—	$1,150,000	$1,613,970	$2,763,970
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025 and the $367.8 million mortgage note matures in July 2025 and the terms of both may be extended pursuant to two one-year extension options, subject to certain conditions.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee (“ARRC”), which identified the SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023. As of September 30, 2022, our $209.3 million mortgage note is the only indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. As of September 30, 2022, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of September 30, 2022.

Derivative Instruments

To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Interest rate caps are not designated as hedges. Certain of our variable-rate borrowings are not hedged, and therefore, to an extent, we have on-going exposure to interest rate movements.

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the condensed consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. The gain or loss on the derivative instrument is presented in the same line item on the condensed consolidated statement of operations as the earnings effect of the hedged item. The interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $31.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of September 30, 2022
Interest rate swaps	17	$1,442,830	Other assets	$76,614
Interest rate caps	2	578,000	Other assets	28,710
Total derivative instruments	19	$2,020,830		$105,324
As of December 31, 2021
Interest rate swaps	10	$575,000	Other assets	$2,653
Interest rate caps	2	578,000	Other assets	3,164
Total derivative instruments	12	$1,153,000		$5,817

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$49,192	$1,752	$73,132	$3,146
Amount reclassified from AOCI into interest expense	(863)	1,097	829	2,901
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	45,905	9,001	101,450	17,296
Derivative Instruments Not Designated as Cash Flow Hedges
Gain (loss) recognized in other income and expenses	$11,310	$(2)	$26,149	$(2)

efcond

7. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”).

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of September 30, 2022 and December 31, 2021, there were approximately $137.3 million and $68.8 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We do not have a significant credit concentration with any individual purchaser as a result of DST Program Loans.

The following table presents our DST Program activity for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
DST Interests sold	$229,604	$117,545	$643,767	$199,985
DST Interests financed by DST Program Loans (1)	34,940	8,513	68,527	33,074
Income earned from DST Program Loans (2)	1,343	301	3,099	337
Financing obligation liability appreciation (3)	8,872	—	17,882	—
Rent obligation incurred under master lease agreements (3)	11,779	1,629	27,876	1,757

(1) DST Program Loans are presented net of repayments.

(2) Included in other income and expenses on condensed consolidated statements of operations.

(3) Included in interest expense on condensed consolidated statements of operations.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition of our financial instruments.

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2022
Assets
Interest rate swaps	$—	$76,614	$—	$76,614
Interest rate caps	—	28,710	—	28,710
Total assets measured at fair value	$—	$105,324	$—	$105,324
As of December 31, 2021
Assets
Interest rate swaps	$—	$2,653	$—	$2,653
Interest rate caps		3,164		3,164
Total assets measured at fair value	$—	$5,817	$—	$5,817

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and an interest rate cap whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 6” above for further discussion of our derivative instruments.

Nonrecurring Fair Value Measurements

As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$137,299	$130,764	$68,772	$68,772
Liabilities:
Term loans	1,150,000	1,150,000	1,015,000	1,015,000
Mortgage notes	1,613,970	1,516,428	1,246,140	1,247,307
(1)	The carrying value reflects the principal amount outstanding.

9. EQUITY

Public Offering

We intend to conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Our second public offering of up to $2.0 billion of shares of our common stock was terminated immediately upon the effectiveness of the registration statement for the third public offering. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares (formerly designated as Class W shares) and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

During the nine months ended September 30, 2022, we raised gross proceeds of approximately $880.3 million from the sale of approximately 61.6 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $56.0 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of June 30, 2021	164,487	10,504	20,248	195,239
Issuance of common stock:
Primary shares	28,833	1,338	10,988	41,159
DRIP	1,150	75	132	1,357
Stock grants	—	—	29	29
Redemptions	(520)	(45)	(1)	(566)
Forfeitures	—	—	(1)	(1)
Balance as of September 30, 2021	193,950	11,872	31,395	237,217
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	223,734	17,582	53,716	295,032
Issuance of common stock:
Primary shares	13,850	2,257	4,027	20,134
DRIP	937	91	254	1,282
Stock grants, net of cancellations	—	—	21	21
Redemptions	(3,280)	(212)	(831)	(4,323)
Conversions	(4,409)	—	4,409	—
Forfeitures	—	—	(1)	(1)
Balance as of September 30, 2022	230,832	19,718	61,595	312,145
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	61,769	3,900	27,951	93,620
DRIP	3,037	205	213	3,455
Stock grants	—	—	233	233
Redemptions	(1,421)	(99)	(18)	(1,538)
Forfeitures	—	—	(24)	(24)
Balance as of September 30, 2021	193,950	11,872	31,395	237,217
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	34,141	6,213	16,986	57,340
DRIP	3,054	259	695	4,008
Stock grants, net of cancellations	—	—	193	193
Redemptions	(4,762)	(403)	(1,377)	(6,542)
Conversions	(7,730)	—	7,730	—
Forfeitures	—	—	(23)	(23)
Balance as of September 30, 2022	230,832	19,718	61,595	312,145

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2022
September 30	$0.13625	$14,599	$618	$19,936	$7,359	$42,512
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.40875	$41,316	$1,875	$57,047	$19,867	$120,105
2021
December 31	$0.13625	$12,429	$179	$16,900	$5,146	$34,654
September 30	0.13625	11,020	178	15,219	4,263	30,680
June 30	0.13625	8,552	179	12,295	3,373	24,399
March 31	0.13625	6,721	179	10,310	3,240	20,450
Total	$0.54500	$38,722	$715	$54,724	$16,022	$110,183
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to the Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2022 and 2021. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021
Number of eligible shares redeemed	6,542	1,538
Aggregate dollar amount of shares redeemed	$97,209	$15,836
Average redemption price per share	$14.86	$10.30

10. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets because, as provided in the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), the limited partners who hold these OP Units have the ability to tender the OP Units at any time, irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of the Company’s common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
($ in thousands)	2022	2021
Balance at beginning of the year	$15,687	$3,648
Settlement of prior year performance participation allocation (1)	81,185	9,640
Distributions to redeemable noncontrolling interests	(1,875)	(536)
Redemptions of redeemable noncontrolling interests (2)	(40,915)	—
Net loss attributable to redeemable noncontrolling interests	(3,942)	(453)
Change from cash flow hedging activities attributable to redeemable noncontrolling interests	1,118	43
Redemption value allocation adjustment to redeemable noncontrolling interests	18,339	1,996
Ending balance	$69,597	$14,338
(1)	The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP Units in January 2022 to AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”) for the first six months of 2021, the Special Unit Holder designated 1,610,730 of these Class I OP Units to an entity owned indirectly by our Chairman, Mr. Zucker, and 1,610,730 of these Class I OP Units to an entity owned indirectly by a member of our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2022	2021	2022	2021	September 30, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$7,533	$4,110	$19,204	$11,737	$—	$—
Ongoing distribution fees (1)(2)	7,359	4,263	19,867	10,876	2,483	1,779
Advisory fee—fixed component	18,237	8,273	48,494	17,733	6,248	3,864
Performance participation allocation	14,034	29,910	136,480	45,932	136,480	81,185
Other expense reimbursements (3)(4)	3,494	2,927	10,218	9,192	3,125	707
Property accounting fee (5)	743	368	1,943	786	277	166
DST Program selling commissions, dealer manager fees and distribution fees (1)	2,501	1,051	6,708	1,278	576	190
Other DST Program related costs (4)	2,876	1,492	8,275	2,400	145	61
Development fees (6)	4,673	116	7,056	830	671	78
Total	$61,450	$52,510	$258,245	$100,764	$150,005	$88,030
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $95.1 million and $85.4 million as of September 30, 2022 and December 31, 2021, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.3 million and $2.7 million for the three months ended September 30, 2022 and 2021, respectively, and $9.5 million and $8.0 million for the nine months ended September 30, 2022, respectively, for such compensation expenses reimbursable to the Advisor.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. As the performance hurdle was achieved as of both September 30, 2022 and 2021, we recognized approximately $14.0 million and $29.9 million for the three months ended September 30, 2022 and 2021, respectively, and $136.5 million and $45.9 million for the nine months ended September 30, 2022 and 2021, respectively, of performance participation allocation expense in our condensed consolidated statements of operations.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. For the three and nine months ended September 30, 2021, the BTC Partnerships incurred in aggregate approximately $2.1 million and $8.5 million, respectively, in acquisition and asset management fees. We had amounts due to the BTC II Partnership of approximately $0.2 million as of December 31, 2021, which were recorded in other liabilities on the condensed consolidated balance sheets.

After the completion of the BTC II Partnership Transaction until September 30, 2022 and for the three months ended September 30, 2022, the BTC II B Partnership incurred approximately $0.7 million and $0.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

12. NET LOSS PER COMMON SHARE

The computation of our basic and diluted net loss per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net loss attributable to common stockholders—basic	$(61,472)	$(39,009)	$(248,030)	$(67,790)
Net loss attributable to redeemable noncontrolling interests	(901)	(228)	(3,942)	(453)
Net loss attributable to noncontrolling interests	9	6	28	14
Net loss attributable to common stockholders—diluted	$(62,364)	$(39,231)	$(251,944)	$(68,229)
Weighted-average shares outstanding—basic	307,422	223,706	289,380	183,693
Incremental weighted-average shares outstanding—diluted	4,532	1,311	4,532	1,311
Weighted-average shares outstanding—diluted	311,954	225,017	293,912	185,004
Net loss per share attributable to common stockholders:
Basic	$(0.20)	$(0.17)	$(0.86)	$(0.37)
Diluted	$(0.20)	$(0.17)	$(0.86)	$(0.37)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Distributions payable	14,451	10,842
Distributions reinvested in common stock	55,990	35,679
Net increase in DST Program Loans receivable through DST Program capital raising	68,527	33,074
Redeemable noncontrolling interests issued as settlement of performance participation allocation	81,185	9,640
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	91,028	279,340
Change in accrued future ongoing distribution fees	9,641	35,951
Change in non-cash capital expenditures	44,618	3,348
Non-cash selling commissions and dealer manager fees	19,204	11,737

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning of period:
Cash and cash equivalents	$216,848	$232,369
Restricted cash	887	530
Cash, cash equivalents and restricted cash	$217,735	$232,899
End of period:
Cash and cash equivalents	$81,948	$132,070
Restricted cash	450	1,834
Cash, cash equivalents and restricted cash	$82,398	$133,904

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2022, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2022.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the nine months ended September 30, 2022, we sold $643.8 million of gross interests related to the DST Program, $68.5 million of which were financed by DST Program Loans, net of repayments. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the nine months ended September 30, 2022, we raised gross proceeds of approximately $880.3 million from the sale of 61.6 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our public offerings.

As of September 30, 2022, we directly owned and managed a real estate portfolio that included 241 industrial buildings totaling approximately 49.8 million square feet located in 29 markets throughout the U.S., with 421 customers, and was 98.3% occupied (98.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the three months ended September 30, 2022, we transacted over 1.7 million square feet of new and renewal leases, and rent growth on these leases averaged 49%. We experienced significantly higher acquisition volume in the first and second quarters of 2022 as compared to the third quarter of 2022 as the industrial property market adjusts to the impact of recent interest rate increases on acquisition pricing. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of September 30, 2022 our real estate portfolio included:

●	235 industrial buildings totaling approximately 48.2 million square feet comprised our operating portfolio, which includes stabilized properties, and was 99.5% occupied (99.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.3 years; and
●	Six industrial buildings totaling approximately 1.6 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally as of September 30, 2022, we owned and managed 10 buildings either under construction or in the pre-construction phase totaling approximately 2.9 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

Concurrently with the BTC II Partnership Transaction (as described in “Note 5 to the Condensed Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction. As of September 30, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.79 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $6.90 billion, representing a difference of approximately $1.9 billion, or 27.4%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, the Former Sponsor, members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2022 and December 31, 2021:

	As of
(in thousands)	September 30, 2022	December 31, 2021
Investments in industrial properties	$8,790,900	$5,677,050
Investment in unconsolidated joint venture partnership(s)	21,625	147,952
DST Program Loans	130,764	68,772
Cash and cash equivalents	81,948	216,848
Other assets	75,890	36,317
Line of credit, term loans and mortgage notes	(2,764,450)	(2,261,140)
Financing obligations associated with our DST Program	(1,163,381)	(499,964)
Other liabilities	(165,021)	(73,467)
Accrued performance participation allocation	(136,480)	(81,185)
Accrued fixed component of advisory fee	(6,248)	(3,864)
Aggregate Fund NAV	$4,865,547	$3,227,319
Total Fund Interests outstanding	316,343	258,170

The following table sets forth the NAV per Fund Interest as of September 30, 2022:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares	OP Units
Monthly NAV	$4,865,547	$3,550,337	$303,271	$942,222	$69,717
Fund Interests outstanding	316,343	230,832	19,718	61,260	4,533
NAV Per Fund Interest	$15.38	$15.38	$15.38	$15.38	$15.38

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of September 30, 2022, we estimated approximately $97.5 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Condensed Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.25% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to modify or suspend our share redemption program at any time. Our NAV generally does not reflect the potential impact of exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of September 30, 2022, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	4.8%
Discount rate / internal rate of return	6.1%
Average holding period (years)	10.3

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

From November 1, 2017 through January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of September 30, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2022 was $203.4 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $203.4 million, or $0.64 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2022:

(in thousands)	As of September 30, 2022
Total stockholder's equity	$2,623,604
Noncontrolling interests	312
Total equity under GAAP	2,623,916

Adjustments:
Accrued distribution fee (1)	95,118
Unrealized net real estate, debt and interest rate hedge appreciation (depreciation) (2)	1,744,742
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (3)	2,133
Accumulated depreciation and amortization (4)	353,454
Other adjustments (5)	46,184
Aggregate Fund NAV	$4,865,547
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

Performance

Our NAV increased from $12.50 per share as of December 31, 2021 to $15.38 per share as of September 30, 2022. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of demand in the industrial property sector which drove strong leasing and above-average market rent growth, partially offset in recent months by the expansion of capital markets assumptions.

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

			One-Year	Since NAV
	Trailing		(Trailing	Inception
(as of September 30, 2022)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(3.11)%	20.17%	31.49%	12.76%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.75)%	24.58%	36.55%	13.54%
Difference	(1.36)%	(4.41)%	(5.06)%	(0.78)%

Class T Share Total Return (without Sales Charge) (3)	1.46%	25.83%	37.69%	13.82%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.88%	30.45%	42.99%	14.61%
Difference	(1.42)%	(4.62)%	(5.30)%	(0.79)%

Class D Share Total Return (3)	1.60%	26.37%	38.39%	15.88%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.02%	31.01%	43.72%	16.81%
Difference	(1.42)%	(4.64)%	(5.33)%	(0.93)%

Class I Share Total Return (3)	1.67%	26.59%	38.81%	14.88%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	3.09%	31.24%	44.15%	15.67%
Difference	(1.42)%	(4.65)%	(5.34)%	(0.79)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.

(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our public offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The commercial real estate markets continued to be impacted by the challenging macroeconomic environment, including high inflation, geopolitical uncertainty and particularly the effect of rapidly rising interest rates. Given the rise in interest rates by central banks globally, property valuations are beginning to show early signs of the cycle turning, with capitalization rate compressions waning and in certain cases yields widening. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals in the industrial sector. We believe our portfolio is well-positioned for this market environment. Industrial market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the nine months ended September 30, 2022, we completed the following activities:

●	Our NAV increased to $15.38 per share as of September 30, 2022 as compared to $12.50 per share as of December 31, 2021. This increase is primarily due to the performance of our portfolio, driven by strong leasing, above-average market rent growth, and significantly increased demand in the industrial property sector.
●	We raised $880.3 million of gross equity capital from our public offerings. Additionally, we raised $643.8 million of gross capital through private placement offerings by selling DST Interests, $68.5 million of which were financed by DST Program Loans, net of repayments. We redeemed 6.5 million shares for an aggregate dollar amount of $97.2 million.
●	On February 15, 2022, we closed the BTC II Partnership Transaction, resulting in the direct ownership of 11 properties, totaling approximately 1.7 million square feet, that were previously part of the BTC II Partnership, for a total cost of approximately $359.2 million, which includes the cost of our previously held interest in the BTC II Partnership. Concurrently with the BTC II Partnership Transaction, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Portfolio and were not part of the BTC II Partnership Transaction, with an 8.0% minority ownership interest.
●	We closed on a recast of our unsecured credit facility for total commitments of $1.55 billion consisting of a $1.0 billion revolving credit facility and a $550.0 million term loan. The revolving credit facility’s effective interest rate is calculated based on Term SOFR plus a 10 basis point adjustment plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. The $550.0 million term loan’s effective interest rate is calculated based on Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio.

●	We modified our $600.0 million term loan to use an effective interest rate that is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio.
●	We entered into two interest rate swaps on our $550.0 million term loan with an aggregate notional amount of $200.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.57% and results in an all-in interest rate ranging from 1.76% to 3.87% for the respective swapped portions of the borrowings as of September 30, 2022.
●	We entered into four interest rate swaps on our $600.0 million term loan with an aggregate notional amount of $300.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.87% and results in an all-in interest rate ranging from 1.99% to 4.37% for the respective swapped portions of the borrowings as of September 30, 2022.
●	We entered into a secured floating-rate mortgage note in the amount of $367.8 million with a three-year term, which may be extended pursuant to two one-year extension options. The mortgage note’s effective interest rate is calculated based on Adjusted Term SOFR plus a margin of 1.85%, depending on our consolidated leverage ratio. We also entered into an associated interest rate swap with a notional amount of $367.8 million, which effectively fixes SOFR at 2.76% and results in an all-in interest rate of 4.71% as of September 30, 2022.
●	We leased approximately 5.0 million square feet, which included 1.7 million square feet of new and future leases and 3.3 million square feet of renewals through 66 separate transactions with an average annual base rent of $7.51 per square foot, representing a 49.6% increase in rental rates over the last nine months.
●	As of September 30, 2022, we owned eight buildings under construction totaling approximately 2.7 million square feet, and two buildings in the pre-construction phase for an additional 0.2 million square feet.

Portfolio Information

Our owned and managed portfolio was as follows:

(square feet in thousands)	September 30, 2022	June 30, 2022	December 31, 2021	September 30, 2021
Portfolio data:
Total buildings	241	240	193	153
Total rentable square feet	49,822	49,070	37,583	29,972
Total number of customers	421	416	348	266
Percent occupied of operating portfolio (1)	99.5%	98.4%	98.3%	97.9%
Percent occupied of total portfolio (1)	98.3%	97.1%	96.6%	96.0%
Percent leased of operating portfolio (1)	99.8%	99.5%	98.3%	98.6%
Percent leased of total portfolio (1)	98.7%	98.4%	97.6%	97.4%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2022 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, and for the nine months ended September 30, 2022 as compared to the same period in 2021:

	For the Three Months Ended				For the Nine Months Ended September 30,
(in thousands, except per share data)	September 30, 2022	June 30, 2022	Change	% Change	2022	2021	Change	% Change
Revenues:
Rental revenues	$108,315	$92,794	$15,521	16.7%	$282,667	$108,900	$173,767	NM
Total revenues	108,315	92,794	15,521	16.7%	282,667	108,900	173,767	NM
Operating expenses:
Rental expenses	26,065	22,040	4,025	18.3%	68,793	26,043	42,750	NM
Real estate-related depreciation and amortization	73,580	63,279	10,301	16.3%	192,604	67,186	125,418	NM
General and administrative expenses	3,276	3,645	(369)	(10.1)%	10,035	6,496	3,539	54.5%
Advisory fees	18,237	16,641	1,596	9.6%	48,494	17,733	30,761	NM
Performance participation allocation	14,034	39,146	(25,112)	(64.1)%	136,480	45,932	90,548	NM
Acquisition costs and reimbursements	2,180	1,689	491	29.1%	5,073	3,339	1,734	51.9%
Total operating expenses	137,372	146,440	(9,068)	(6.2)%	461,479	166,729	294,750	NM
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	68	76	(8)	10.5%	33	(6,493)	6,526	NM
Interest expense	45,905	33,078	12,827	38.8%	101,450	17,296	84,154	NM
(Gain) loss on derivative instruments	(11,310)	(3,937)	(7,373)	NM	(26,149)	2	(26,151)	NM
Other income and expenses	(1,356)	(572)	(784)	NM	(2,202)	(405)	(1,797)	NM
Total other (income) expenses	33,307	28,645	4,662	16.3%	73,132	10,400	62,732	NM
Net loss	(62,364)	(82,291)	19,927	24.2%	(251,944)	(68,229)	(183,715)	NM
Net loss attributable to redeemable noncontrolling interests	901	1,273	(372)	(29.2)%	3,942	453	3,489	NM
Net income attributable to noncontrolling interests	(9)	(10)	1	10.0%	(28)	(14)	(14)	(100.0)%
Net loss attributable to common stockholders	$(61,472)	$(81,028)	$19,556	24.1%	$(248,030)	$(67,790)	$(180,240)	NM
Net loss per common share - basic and diluted	$(0.20)	$(0.28)	$0.08	28.6%	$(0.86)	$(0.37)	$(0.49)	NM

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $15.5 million, or 16.7%, for the three months ended September 30, 2022, as compared to the previous quarter, and $173.8 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the increase in non-same store revenues resulting from significant growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by $4.0 million, or 18.3%, for the three months ended September 30, 2022, as compared to the previous quarter, and $42.8 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the increase in non-same store expenses resulting from significant growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

All Remaining Income and Expenses. In aggregate, the remaining income and expenses decreased by $8.4 million, or 5.5%, for the three months ended September 30, 2022, as compared to the three months ended June 30, 2022, primarily due to the following:

●	a decrease in the performance participation allocation of $25.1 million, or 64.1%, for the three months ended September 30, 2022, as compared to the previous period, primarily due to the pace of the increase in the value of our properties and the total return generated during the third quarter of 2022 compared to earlier in the year; and
●	an increase in the gain on derivative instruments of $7.4 million, for the three months ended September 30, 2022, as compared to the previous period, due to increased gains on our interest rate caps in the third quarter, as compared to the second quarter, due to increasing interest rates;

Partially offset by:

●	an increase in interest expense of $12.8 million, or 38.8%, for the three months ended September 30, 2022, as compared to the previous period, primarily related to the (i) $5.9 million increase in interest expense from borrowings under our mortgage notes due to the addition of our $367.8 million mortgage note early in the third quarter of 2022; (ii) $4.4 million increase in interest expense from borrowings under our term loans related to the timing of our recast of our unsecured credit facility during the second quarter of 2022, as well as the effect of increased interest rates on interest from the $75.0 million unswapped portion of our $600.0 million term loan; (iii) $2.5 million of rent obligations associated with our DST Program; and (iv) $2.2 million of the amortization of the increased value of our financing obligations as a result of increases in the underlying fair value of the properties included in the DST Program;
●	an increase in real estate-related depreciation and amortization expense of $10.3 million, or 16.3%, for the three months ended September 30, 2022, as compared to the previous period, as a result of the timing of our acquisitions in the second quarter of 2022, specifically the acquisition of 16 industrial buildings in late May and June, as well as the acquisition of one building in the third quarter of 2022; and
●	an increase in the fixed component of the advisory fee of $1.6 million, or 9.6%, as compared to the previous period, due to the continued growth in our NAV, which was primarily driven by gross proceeds of $334.9 million raised from our public offering and $229.6 million of DST Interests sold for the three months ended September 30, 2022, as compared to the previous period, and the total return generated for the period driven by the increased value of our properties as a result of the significant demand in the industrial property sector.

In aggregate, the remaining income and expenses increased by $314.7 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense totaling $125.4 million for the nine months ended September 30, 2022 as a result of the growth in our portfolio since the same period of the previous year;
●	an increase in the performance participation allocation of $90.5 million and the fixed component of the advisory fee of $30.8 million for the nine months ended September 30, 2022 as a result of (i) gross proceeds of $1.1 billion raised from our public offering and $935.9 million of DST Interests sold since the same period of the previous year, and (ii) the increase of total return driven by the substantial increase in the value of our properties and significantly increased total return generated, as compared to the same period of the previous year; and
●	an increase in interest expense of $84.2 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily related to (i) a $26.1 million increase of rent obligations associated with our DST Program; (ii) an increase in mortgage note interest of $25.1 million due to $1.2 billion of secured mortgage notes that we have entered into since the same period of the previous year; (iii) $17.9 million increase of the amortization of the increased value of our financing obligations as a result of increases in the underlying fair value of the properties included in the DST Program; and (iv) an increase in interest related to borrowings under our term loans of $13.6 million due to our $600.0 million term loan that we entered into in May 2021, the recast of our credit facility in 2022, which allowed for increased borrowings on our $550.0 million term loan, as well as the effect of increased interest rates on interest from the $75.0 million unswapped portion of our $600.0 million term loan for the nine months ended September 30, 2022 as compared to the same period of the previous year;

Partially offset by:

●	an increase in the gain on derivative instruments of $26.2 million for the nine months ended September 30, 2022, as compared to the same period of the previous year, due to the 2022 gain related to our interest rate caps related to increasing interest rates.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, acquisition-related expenses, advisory fees, impairment charges, general and administrative expenses, interest expense, other income and expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI, therefore our investors should consider net income (loss) as the primary indicator of our overall performance.

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022 presented below included 197 buildings totaling approximately 38.8 million square feet owned as of April 1, 2022, which represented 77.9% of total rentable square feet, 81.6% of total revenues, and 81.3% of net operating income for the three months ended September 30, 2022. The same store operating portfolio for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 presented below included 60 buildings totaling approximately 12.1 million square feet owned as of January 1, 2021, which represented 24.3% of total rentable square feet, 26.6% of total revenues, and 26.8% of net operating income for the nine months ended September 30, 2022.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended September 30, 2022 and June 30, 2022 and the nine months ended September 30, 2022 and 2021:

	For the Three Months Ended		For the Nine Months Ended September 30,
(in thousands)	September 30, 2022	June 30, 2022	2022	2021
Net loss attributable to common stockholders	$(61,472)	$(81,028)	$(248,030)	$(67,790)
Real estate-related depreciation and amortization	73,580	63,279	192,604	67,186
General and administrative expenses	3,276	3,645	10,035	6,496
Advisory fees	18,237	16,641	48,494	17,733
Performance participation allocation	14,034	39,146	136,480	45,932
Acquisition costs and reimbursements	2,180	1,689	5,073	3,339
Equity in loss (income) from unconsolidated joint venture partnership(s)	68	76	33	(6,493)
Interest expense	45,905	33,078	101,450	17,296
(Gain) loss on derivative instruments	(11,310)	(3,937)	(26,149)	2
Other income and expenses	(1,356)	(572)	(2,202)	(405)
Net loss attributable to redeemable noncontrolling interests	(901)	(1,273)	(3,942)	(453)
Net income attributable to noncontrolling interests	9	10	28	14
Net operating income	$82,250	$70,754	$213,874	$82,857
Less: Non-same store NOI	15,419	6,278	156,530	28,716
Same store NOI	$66,831	$64,476	$57,344	$54,141

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and NOI for the three months ended September 30, 2022 as compared to the three months ended June 30, 2022, and for the nine months ended September 30, 2022 as compared to the same period in 2021:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	September 30, 2022	June 30, 2022	Change	% Change	September 30, 2022	September 30, 2021	Change	% Change
Rental revenues:
Same store operating properties	$88,437	85,001	3,436	4.0%	$75,279	$71,587	$3,692	5.2%
Other properties	19,878	7,793	12,085	NM	207,388	37,313	170,075	NM
Total rental revenues	108,315	92,794	15,521	16.7%	282,667	108,900	173,767	NM
Rental expenses:
Same store operating properties	(21,606)	(20,525)	(1,081)	5.3%	(17,935)	(17,446)	(489)	(2.8)%
Other properties	(4,459)	(1,515)	(2,944)	NM	(50,858)	(8,597)	(42,261)	NM
Total rental expenses	(26,065)	(22,040)	(4,025)	18.3%	(68,793)	(26,043)	(42,750)	NM
Net operating income:
Same store operating properties	66,831	64,476	2,355	3.7%	57,344	54,141	3,203	5.9%
Other properties	15,419	6,278	9,141	NM	156,530	28,716	127,814	NM
Total net operating income	$82,250	$70,754	$11,496	16.2%	$213,874	$82,857	$131,017	NM

NM = Not meaningful

Rental Revenues. Non-same store revenues increased by $12.1 million for the three months ended September 30, 2022 as compared to the previous quarter, as a result of the addition of 39 industrial buildings we have acquired since April 1, 2022. Same store rental revenues increased by $3.4 million, or 4.0%, for the three months ended September 30, 2022 as compared to the previous quarter, primarily due to an increase in current year and prior year recoverable expenses that resulted in increases to recovery revenue, as well as increases in average occupancy and increases in rental rates.

Non-same store revenues increased by $170.1 million for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to the addition of 176 industrial buildings that we have acquired since January 1, 2021. Same store rental revenues increased by $3.7 million, or 5.2%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the increase in rental rates since September 30, 2021, partially offset by a small decrease in average occupancy.

Rental Expenses. Non-same store rental expenses increased by $2.9 million for the three months ended September 30, 2022, as compared to the previous quarter, due to the buildings acquired since April 1, 2022. Same store rental expenses increased $1.1 million, or 5.3%, for the three months ended September 30, 2022 as compared to the previous quarter, due to an increase in property and franchise taxes associated with certain of our properties and an increase in recoverable expenses.

Non-same store rental expenses increased by $42.3 million for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the significant growth in our portfolio. Same store rental expenses increased by $0.5 million, or 2.8%, for the nine months ended September 30, 2022 as compared to the same period in 2021, primarily due to the successful resolution of a prior year tax appeal related to one of our properties and an increase in franchise taxes, both resulting in an increase in recoverable expenses, partially offset by a decrease in certain seasonal costs.

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended September 30, 2022. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which, in combination with the incentive distributions we received from the BTC II Partnership in the fourth quarter of 2021, drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the acquisition of 40 industrial properties in the fourth quarter of 2021, the BTC II Partnership Transaction in the first quarter of 2022, and the acquisition of 38 industrial properties in the second quarter of 2022. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

ADDITIONAL MEASURES OF PERFORMANCE

Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”)

We believe that FFO and AFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as alternatives to net income (loss) or to cash flows from operating activities as indications of our performance and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity, and results of operations. In addition, other REITs may define FFO, AFFO, and similar measures differently and choose to treat certain accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance participation allocation, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) financing obligation liability appreciation (depreciation).

Although some REITs may present certain performance measures differently, we believe FFO and AFFO generally facilitates a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO or AFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculations and characterizations of FFO and AFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
GAAP net loss	$(62,364)	$(39,231)	$(251,944)	$(68,229)
Weighted-average shares outstanding—diluted	311,954	225,017	293,912	185,004
GAAP net loss per common share—diluted	$(0.20)	(0.17)	(0.86)	(0.37)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	73,580	36,945	192,604	67,186
Our share of adjustment above from unconsolidated joint venture partnerships	—	402	371	7,529
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	(5,382)	—	(7,666)
NAREIT FFO	$11,216	$(7,266)	$(58,969)	$(1,180)
NAREIT FFO per common share—diluted	$0.04	$(0.03)	$(0.20)	$(0.01)
Adjustments to arrive at AFFO:
Performance participation allocation	14,034	29,910	136,480	45,932
(Gain) loss on changes in fair value of interest rate caps (1)	(10,707)	2	(25,546)	2
Financing obligation liability appreciation	8,872	—	17,882	—
AFFO	$23,415	$22,646	$69,847	$44,754
(1)	(Gain) loss on changes in fair value of interest rate caps relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

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

During the nine months ended September 30, 2022, we have raised $880.3 million of gross equity capital from our public offerings. As of September 30, 2022, we have cash and cash equivalents of $81.9 million and leverage of 30.4%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2022. As of September 30, 2022, we owned and managed a real estate portfolio that included 241 industrial buildings totaling approximately 49.8 million square feet, with a diverse roster of 421 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 98.3% occupied (98.7% leased) with a weighted-average remaining lease term (based on square feet) of 4.4 years. Contractual rent collections as of September 30, 2022 are consistent with average annual collections prior to the pandemic.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Total cash provided by (used in):
Operating activities	$80,451	$44,798	$35,653
Investing activities	(1,862,162)	(2,077,523)	215,361
Financing activities	1,646,374	1,933,730	(287,356)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(135,337)	$(98,995)	$(36,342)

Cash provided by operating activities during the nine months ended September 30, 2022 increased by approximately $35.7 million as compared to the same period in 2021, primarily as a result of growth in our property operations. Cash used in investing activities during the nine months ended September 30, 2022 decreased by approximately $215.4 million as compared to the same period in 2021, primarily due to a net decrease in acquisition and capital expenditure activity of $224.8 million, which is related to higher acquisition activity in the previous year with the acquisition of 88 industrial properties during the nine months ended September 30, 2021, as well as the BTC I Partnership Transaction, which closed in the second quarter of 2021. Cash provided by financing activities during the nine months ended September 30, 2022 decreased by approximately $287.4 million as compared to the same period in 2021, primarily driven by (i) the decrease in net borrowing activity of $391.0 million, largely related to the borrowings from the $600.0 million term loan that we closed on in 2021; (ii) the $144.7 million decrease in capital raised through our public offering, net of offering costs paid; (iii) the $81.4 million increase in redemptions of our common stock; (iv) the $40.9 million of redemptions related to the Advisor’s Class I OP Units; partially offset by an increase in net proceeds from financing obligations associated with the DST Program of $396.0 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2022, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had no amounts outstanding under our line of credit and $1.2 billion outstanding under our term loans with an effective interest rate of 3.19%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $1.0 billion as of September 30, 2022. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the ARRC, which identified SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in the current form.

LIBOR is expected to be phased out or modified by June 2023. As of September 30, 2022, our $209.3 million mortgage note is our only indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. As of September 30, 2022, we have one interest rate cap in place on $170.0 million of borrowings under our $209.3 million mortgage note. We intend to monitor the developments with respect to the phasing out of LIBOR after 2023 and work with our lenders to seek to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

Mortgage Notes. As of September 30, 2022, we had property-level borrowings of approximately $1.6 billion of principal outstanding with a weighted-average remaining term of 3.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.58%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership. We had leverage of 30.4% as of September 30, 2022. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of September 30, 2022 and expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the increase in interest rates in 2022, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Offering Proceeds. For the nine months ended September 30, 2022, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $880.3 million ($857.7 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2022, approximately 52.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.5% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.5% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2022, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the fourth quarter of 2022, or October 31, 2022, November 30, 2022 and December 30, 2022 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the fourth quarter of 2022 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$22,576	53.1%	$15,461	50.4%
Reinvested in shares	19,936	46.9	15,219	49.6
Total (2)	$42,512	100.0%	$30,680	100.0%
Sources of Distributions
Cash flows from operating activities	22,576	53.1	15,461	50.4
DRIP (3)	19,936	46.9	15,219	49.6
Total (2)	$42,512	100.0%	$30,680	100.0%

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$63,058	52.5%	$37,705	49.9%
Reinvested in shares	57,047	47.5	37,824	50.1
Total (2)	$120,105	100.0%	$75,529	100.0%
Sources of Distributions
Cash flows from operating activities	63,058	52.5	37,705	49.9
DRIP (3)	57,047	47.5	37,824	50.1
Total (2)	$120,105	100.0%	$75,529	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended September 30, 2022 and 2021, our NAREIT FFO was $11.2 million and ($7.3) million, respectively, compared to total gross distributions of $42.5 million and $30.7 million, respectively. For the nine months ended September 30, 2022 and 2021, our NAREIT FFO was $(59.0) million and $(1.2) million, respectively, compared to total gross distributions of $120.1 million and $75.5 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for a description of our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021
Number of eligible shares redeemed	6,542	1,538
Aggregate dollar amount of shares redeemed	$97,209	$15,836
Average redemption price per share	$14.86	$10.30

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Form 10-K. As of September 30, 2022, our critical accounting estimates have not changed from those described in our 2021 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2022, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2022, our fixed interest rate debt consisted of $550.0 million under our $550.0 million term loan and $525.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 75.0% of our total consolidated debt as of September 30, 2022. The impact of interest rate fluctuations on our fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2022, the fair value and the carrying value of our fixed interest rate debt, excluding the values of hedges, were $2.00 billion and $2.10 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2022. Based on our debt as of September 30, 2022, we do not expect that market fluctuations in interest rates will have a significant impact on our future earnings or operating cash flows.

Variable Interest Rate Debt. As of September 30, 2022, our consolidated variable interest rate debt consisted of $75.0 million under our $600.0 million term loan, and $617.3 million under two of our mortgage notes, which represented 25.0% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2022, we were exposed to market risks related to fluctuations in interest rates on $692.3 million of consolidated borrowings, however, $578.0 million of these borrowings is capped through the use of two interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of  September 30, 2022, would increase our annual interest expense by approximately $1.7 million.

Derivative Instruments. As of September 30, 2022, we had 19 outstanding derivative instruments with a total notional amount of $2.0 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2021 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2022 (the “First Quarter 2022 10-Q”) and the six months ended June 30, 2022 (the “Second Quarter 2022 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2021 Form 10-K, First Quarter 2022 10-Q and Second Quarter 2022 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors disclosed in our 2021 Form 10-K, First Quarter 2022 10-Q and Second Quarter 2022 10-Q.

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

The table below summarizes the redemption activity for the three months ended September 30, 2022:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share	Plans or Programs	Plans or Programs (1)
For the Month Ended
July 31, 2022	1,587	$15.22	1,587	—
August 31, 2022	1,147	15.19	1,147	—
September 30, 2022	1,589	15.30	1,589	—
Total	4,323	$15.24	4,323	—
(1)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.

ITEM 6. EXHIBITS

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

EXHIBIT INDEX

Exhibit Number	Description

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 10, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

November 10, 2022	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 10, 2022	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Principal, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)