Form 10-K
period 2022-12-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2023-03-20
CIK 1625941

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 cannot be calculated because no established market exists for the registrant’s common stock.

As of March 14, 2023 there were 216,220,465 shares of the registrant’s Class T common stock, 20,784,544 shares of the registrant’s Class D common stock and 75,484,080 shares of the registrant’s Class I common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 28, 2023.

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

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks. See “Risk Factors” beginning on page 5. These risks include, among others:

●	There is no assurance that we will be able to achieve our investment objectives. We have experienced net losses, as defined by GAAP.
●	There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share redemption program if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
●	A portion of the proceeds received in this offering is expected to be used to satisfy redemption requests. Using the proceeds from this offering for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
●	The transaction price may not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investments may be substantially less. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock (subject to material changes) and will not be based on any public trading market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September. Shares are subject to a 5.0% early redemption discount if they have been outstanding for less than one year. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
●	The transaction price may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	In connection with this offering, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our Operating Partnership. We may also amend the terms of this offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of this offering and future offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results or observed market transactions materially differ from what we originally budgeted. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of the underlying properties correspondingly may change suddenly.
●	Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers and/or key personnel of the Advisor, the Dealer Manager, and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.
●	This is a “blind pool” offering; our stockholders will not have the opportunity to evaluate all of the investments we will make before we make them.
●	This is a “best efforts” offering and if we are unable to raise substantial funds, then we will be more limited in our investments.
●	We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this report and in other filings we make with the SEC from time to time.
●	The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. Our distributions may exceed our taxable income, which would represent a return of capital for tax purposes. A return of capital is a return of our stockholders’ investment rather than a return of earnings or gains and will be made after deductions of fees and expenses payable in connection with our offering. Some or all of our future distributions may be paid from these sources as well as from the sales of assets, cash resulting from a waiver or deferral of fees, and from our cash balances. There is no limit on distributions that may be made from these sources, however, our Advisor and its affiliates are under no obligation to defer or waive fees in order to support our distributions. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders’ overall return.
●	If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
●	Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.

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

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts payable upon their acquisition of such interests. During the year ended December 31, 2022, we sold $768.6 million of gross interests related to the DST Program, $83.6 million of which were financed by DST Program Loans. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2022, we raised gross proceeds of approximately $1.0 billion from the sale of 71.3 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offering.

As of December 31, 2022, we directly owned and managed a real estate portfolio that included 243 industrial buildings totaling 50.2 million square feet located in 29 markets throughout the U.S., with 418 customers, and was 98.1% occupied (98.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.2 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2022, we transacted over 5.7 million square feet of new and renewal leases, and rent growth on comparable leases averaged 47.2% (calculated using cash basis rental rates). We experienced significantly higher acquisition volume in the first and second quarters of 2022 as compared to the third and fourth quarters of 2022 as the industrial property market adjusted to the impact of recent interest rate increases on acquisition pricing. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2022, our real estate portfolio included:

●	240 industrial buildings totaling approximately 49.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 99.0% occupied (99.1% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.2 years; and
●	Three industrial buildings totaling approximately 0.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2022, we owned and managed 11 buildings either under construction or in the pre-construction phase totaling approximately 3.1 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

Concurrently with the BTC II Partnership Transaction (as defined and described in “Note 4 to the Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed a new joint venture partnership (the “BTC II B Partnership”), through which we co-own five properties that were part of the original Build-To-Core Industrial Partnership II LP (the “BTC II Partnership”) portfolio and were not part of the BTC II Partnership Transaction. As of December 31, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 4 to the Consolidated Financial Statements” for detail regarding our acquisition activity for the year ended December 31, 2022.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Amended and Restated Advisory Agreement (2022), effective as of May 1, 2022 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends April 30, 2023, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our public offerings, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate debt investments. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate-related debt. As of December 31, 2022, our portfolio was comprised entirely of industrial properties. See Item 2, “Properties,” for further detail.

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

Our real estate-related debt investments strategy is focused on generating liquidity, current income and contributing to our overall net returns. Alongside our credit facilities and operating cash flow, our real estate debt investments, which are currently comprised of debt securities, may provide an additional source of liquidity. These liquidity sources may collectively be used for cash management, satisfying any stock repurchases under our share repurchase plan and other purposes.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2022, there was one customer that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 22.0% of total annualized base rent of our portfolio. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

Conflicts of Interest

We are subject to various potential conflicts of interest that could arise out of our relationship with the Advisor and other affiliates and related parties, including: conflicts related to the compensation arrangements among the Advisor, certain affiliates and related parties, and us; conflicts with respect to the allocation of the Advisor’s and its key personnel’s time; conflicts related to our potential acquisition of assets from affiliates of the Advisor; and conflicts with respect to the allocation of investment and leasing opportunities. Further, entities currently sponsored by or that in the future may be advised by affiliates of the Sponsor, and those in which Sponsor-affiliated entities own interests, may compete with us or may be given priority over us with respect to the acquisition of certain types of investments. As a result of our potential competition with these entities, certain investment and leasing opportunities that would otherwise be available to us may not in fact be available. See Item 1A, “Risk Factors—Risks Related to the Advisor and Its Affiliates,” for additional detail. The independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise and have a fiduciary obligation to act on behalf of our stockholders.

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

Additional Information

Our internet address is www.areswmsresources.com/investment-solutions/AIREIT. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

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

In accordance with our valuation procedures, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding the foregoing, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. As of December 31, 2022, we classified all of our debt as intended to be held to maturity, and our liability included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2022 was $192.7 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate, meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV as of December 31, 2022 would have been higher by approximately $192.7 million, or $0.61 per share, not taking into account all of the other items that impact our monthly NAV.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions, which could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may modify or suspend our share redemption program. In addition, limited partners in our Operating Partnership have different redemption rights with respect to partnership interests in the Operating Partnership (“OP Units”) and are treated differently than our stockholders requesting redemption under our share redemption program. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. Further, if redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on stockholders whose shares are not redeemed, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. Although our board of directors has the discretion to suspend our share redemption program, our board of directors will not terminate our share redemption program other than in connection with a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. Our board of directors may determine that it is in our best interests and the interest of our stockholders to suspend the share redemption program as a result of regulatory changes, changes in law, if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed, a lack of available funds, a determination that redemption requests are having an adverse effect on our operations or other factors. Upon suspension of our share redemption program, our share redemption program requires our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we are not required to authorize the re-commencement of the share redemption program within any specified period of time and any suspension may be for an indefinite period, which would be tantamount to a termination. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors, either in a public offering or in a private placement. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition.

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

In order to maintain what we deem to be sufficient liquidity for our share redemption program, we may keep more of our assets in securities, cash, cash equivalents and other short-term investments than we would otherwise like which would affect returns.

In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from this offering and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

We currently expect to use a portion of the proceeds from our public offering to satisfy redemption requests with respect to our share redemption program. Using the proceeds from our public offering for redemptions will reduce the net proceeds available to retire debt or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

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

Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in our public offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds in our public offering, we will be thinly capitalized and will make fewer investments in properties, and will more likely focus on making investments in loans and real estate-related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance. During the year ended December 31, 2022, we raised gross proceeds of approximately $1.0 billion from the sale of 71.3 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offering.

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

The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ from the NAV of a non-traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price you will pay for shares of our common stock in the offering, and the price at which your shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, you may pay more than realizable value or receive less than realizable value for your investment.

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

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, natural disasters, pandemics, terrorism, war, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special Unit Holder, which is a wholly-owned subsidiary of our Advisor, will receive a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the Hurdle Amount. Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Special Unit Holder will receive a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. The loss carryforward was zero as of the effective date of the Advisory Agreement. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%. In addition, if the performance component of the advisory fee is earned for any given year, the Advisor and the Special Unit Holder will not be obligated to return any portion of advisory fees based on our subsequent performance.

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

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates or related parties may increase or decrease during our public offering or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the

Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

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

Until the proceeds from our public offering are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which may include borrowings and net proceeds from primary shares sold in our public offering, proceeds from the issuance of shares under our distribution reinvestment plan, proceeds from the sales of assets, or from our cash balances. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2022, approximately 52.6% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis and 47.4% of our total gross distributions were funded with proceeds from shares issued pursuant to our distribution reinvestment plan.

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

We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our public offering in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2022, 10.0% of our total annualized base rent of properties was concentrated in the New Jersey market.

As a result of this geographic concentration, our business is dependent on the economy in this market generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

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

Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. In an effort to combat rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate in the first quarter of 2022, in seven consecutive rate hikes, including, four straight three-quarter point increases, and announced that it would continue to do so in 2023. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition.

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

Our revenues from our real property investments are dependent on our ability to lease our real properties and on the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. The success of our real properties depends on the financial stability of such customers. The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economy or otherwise, could result in a reduction in performance of our customers and consequently, adversely affect our results of operations, NAV and returns to our stockholders. If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment.

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

As of December 31, 2022, our top five customers represented 16.8% of our total annualized base rent of our portfolio, our top ten customers represented 22.0% of our total annualized base rent of our portfolio and there was one customer that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including the conflict between Russia and Ukraine, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by record-high inflation, supply chain challenges, labor shortages, high interest rates, foreign currency exchange volatility, volatility in global capital markets and growing recession risk. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There is no assurance that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

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

Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

We are highly dependent on the information systems of Ares and systems failures could significantly disrupt our business, which may, in turn, negatively affect our operating results and our ability to pay distributions.

Our business is highly dependent on communications and information systems of Ares. Any failure or interruption of Ares’ systems could cause delays or other problems in our business, which could have a material adverse effect on our operating results and negatively affect our ability to pay distributions to our stockholders.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 pandemic.

Our business could be adversely affected by the effects of health pandemics or epidemics, including the ongoing COVID-19 global pandemic, the evolution of which continues to be uncertain. As the COVID-19 pandemic continues to evolve, its ultimate impact on our business is subject to change. A severe outbreak of COVID-19 or another pandemic can disrupt our business and adversely materially impact our financial condition, results of operations and ability to pay distributions to our stockholders. The extent of the impact from COVID-19 on the commercial real estate sector has varied dramatically across real estate property types and markets, with certain property segments such as hospitality, gaming, shopping malls, senior housing, and student living being impacted particularly hard last year. While not immune to the effects of COVID-19, we did not incur significant disruptions during the years ended December 31, 2022 or 2021 from the COVID-19 pandemic, however, any resurgence of the COVID-19 pandemic or other epidemics may negatively impact our results of operations, financial condition, NAV and cash flows.

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

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, which could negatively impact our business, financial condition and operating results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations. A cyber incident may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber incidents or other data security breaches. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, and damage to our business relationships and reputation, causing our business and results of operations to suffer.

The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, those provided by service providers, and the information systems of such service providers. The Adviser has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third-party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Our board of directors adopted a delegation of authority policy and pursuant to such policy, has established the Combined Industrial Advisors Committee, which is not a committee of our board of directors, but consists of certain of our officers and officers of the Advisor.  Our board of directors has delegated to the Combined Industrial Advisors Committee certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations, financial condition, NAV and cash flows.

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

In connection with contributions of property to the Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations.

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

Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:

●	redemption rights of qualifying parties;
●	a requirement that we may not be removed as the general partner of the operating partnership without our consent;
●	transfer restrictions on our OP Units;
●	our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and
●	the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.

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

Limited partners in the Operating Partnership have the right to vote on certain amendments to the tenth amended and restated limited operating partnership agreement of the Operating Partnership, or the “Operating Partnership Agreement,” as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. In addition, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other hand. Our directors and officers have duties to our company and our stockholders under Maryland law in connection with their management of our company.

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

In connection with the launch of our DST Program, we may own beneficial interests in trusts owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

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

The holders of OP Units (other than us and including both third parties and affiliates of the Sponsor) generally have the right to cause the Operating Partnership to redeem all or a portion of their OP Units for, at our sole discretion, shares of our common stock, cash, or a combination of both. Our election to redeem OP Units for cash may reduce funds available for distribution to our stockholders or to honor our stockholders’ redemption requests under our share redemption program.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 225.0 million classified as Class I shares, 1.2 billion classified as Class T shares and 75.0 million classified as Class D shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares or OP Units to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

We risk damage to our reputation if we fail to act responsibly in a number of areas, including, but not limited to diversity, equity and inclusion, human rights, climate change and environmental stewardship, corporate governance and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could adversely affect our business and results of operations.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for all ESG considerations across geographies and investor types.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of customer and stockholder information, we may be subject to legal and regulatory actions and our reputation would be harmed, which would materially adversely affect us.

We receive, maintain and store the non-public personal information of our stockholders and certain of our customers. The technology and other controls and processes designed to secure our stockholder and customer information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our non-public personal information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, we may be responsible to the affected individual or entity for any losses that may have been incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of material non-public information, which could materially adversely affect us.

We intend to disclose funds from operations (“FFO”) and adjusted funds from operations (“AFFO”), each a non-GAAP financial measure, in future communications with investors, including documents filed with the SEC. However, FFO and AFFO are not equivalent to our net income or loss as determined under GAAP, and do not represent a complete measure of our financial position and results of operations.

We use, and we disclose to investors, FFO and AFFO, which are considered non-GAAP financial measures. For a discussion of FFO and AFFO, including definitions, reconciliation to GAAP net income (loss), and the inherent limitations of FFO and AFFO, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K. FFO and AFFO are not equivalent to our net income or loss as determined in accordance with GAAP. FFO and GAAP net income differ because FFO excludes gains or losses from sales of property and impairment of depreciable real estate, and adds back real estate-related depreciation and amortization. AFFO further adjusts FFO by removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) financing obligation liability appreciation (depreciation).

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO, AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or as indications of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.

The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs.  Although the federal government has announced measures to assist these banks and protect depositors, some banks have already failed and others may be materially and adversely impacted.  Our business is dependent on bank relationships and continued strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

RISKS RELATED TO INVESTMENTS IN PROPERTY

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

In addition, where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. If these delays occur, or if we are required to abandon construction, we may not receive any income from these properties and distributions to our stockholders could suffer. Delays in the completion of construction could give customers the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a property will be based on our projections of rental income and expenses and estimates of the fair market value of the property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp decrease in demand or increase in supply could adversely affect leasing rates and occupancy, which could impact operating results, our NAV or overall returns to our stockholders.

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

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules, alter the use and occupancy of certain properties, or reduce revenue. Currently across the United States and elsewhere, owners of real property, especially those occupied by individuals (e.g., apartments), as well as industrial warehouses and distribution centers, are coming under increased scrutiny from local, state and federal authorities as well as tenant activist groups. Some are taking proactive measures, either in the form of legislation, administrative actions, or litigation, that could ultimately adversely affect our results from operations, cash flow, distributions and NAV.

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

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. For example, to the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates, changes in U.S. regulations concerning foreign investments, if any, and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

As of December 31, 2022, we had approximately $2.9 billion of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Our debt may be subject to the fluctuation of market interest rates such as the Prime rate, Secured Overnight Financing Rate (“SOFR”), and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

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

Borrowings under our line of credit and portions of our borrowings under our term loan are, and certain of our future debt may be, subject to the fluctuation of market interest rates such as the SOFR, Prime rate, and other benchmark rates. Should such interest rates increase, our debt payments may also increase, reducing cash available for distributions. Furthermore, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments. Additionally, as it relates to any real estate assets that we may own, an increase in interest rates may negatively impact activity in the consumer market and reduce consumer purchases, which could adversely affect us.

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

RISKS RELATED TO INVESTMENTS IN REAL ESTATE-RELATED DEBT AND SECURITIES

The mortgage loans in which we may invest, either directly or indirectly through real estate-related debt securities, will be subject to the risk of delinquency, foreclosure and loss, which could result in losses to us.

Commercial mortgage loans are secured by commercial property and are subject to risks of delinquency and foreclosure and risks of loss. The ability of a borrower to repay a loan secured by a property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: customer mix, success of customer businesses, property management decisions, property location and condition, competition from comparable types of properties, changes in laws that increase operating expenses or limit rents that may be charged, any need to address environmental contamination at the property, the occurrence of any uninsured casualty at the property, changes in national, regional or local economic conditions and/or specific industry segments, current and potential future capital markets uncertainty, declines in regional or local real estate values, declines in regional or local rental or occupancy rates, increases in interest rates, real estate tax rates and other operating expenses, changes in governmental rules, regulations and fiscal policies, including environmental legislation, natural disasters, terrorism, social unrest and civil disturbances.

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

We may invest in B-notes. A B-note is a mortgage loan typically (i) secured by a first mortgage on a single large commercial property or group of related properties and (ii) subordinated to an A-note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-note holders after payment to the A-note holders. Since each transaction is privately negotiated, B-notes can vary in their structural characteristics and risks. For example, the rights of holders of B-

notes to control the process following a borrower default may be limited in certain B-note investments, particularly in situations where the A-note holders have the right to trigger an appraisal process pursuant to which control would shift from the holder of the B-note when it is determined, for instance, that a significant portion of the B-note is unlikely to be recovered. We cannot predict the terms of each B-note investment. Further, B-notes typically are secured by a single property, and, as a result, reflect the increased risks associated with a single property compared to a pool of properties. Our ownership of a B-note with controlling class rights may, in the event the financing fails to perform according to its terms, cause us to elect to pursue our remedies as owner of the B-note, which may include foreclosure on, or modification of, the note or the need to acquire or payoff the A-note. Acquiring or paying off the A-note could require a significant amount of cash, and we may not have sufficient cash to be able to do so.

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

Interest rate fluctuations, changes in prepayment rates and reinvestment risk could cause the value of our debt investments to decrease or could reduce our ability to generate income from such investments.

Interest rate risk is the risk that debt investments will decline in value because of changes in market interest rates. At such time as we may own debt investments, generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected. Further, there is a risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio's current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

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

Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate-related securities.

We may invest in real estate-related securities and our investments may consist of real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Our investments in such real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed herein.

The value of real estate-related securities, including those of publicly listed REITs, fluctuates with general economic conditions. See “ –Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.”

Real estate-related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (i) limited liquidity in the secondary trading, (ii) substantial market price volatility, (iii) subordination to prior claims of banks and other senior lenders of the issuer and preferred equity holders (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to pay dividends.

We have and may in the future make open market purchases or invest in traded securities.

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Ares may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

Debt-oriented real estate investments face a number of general market-related risks that can affect the creditworthiness of issuers, and modifications to certain loan structures and market terms make it more difficult to monitor and evaluate investments.

Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or making it relatively more difficult for us to generate attractive risk-adjusted returns. Changes in general economic conditions will affect the creditworthiness of issuers and/or real estate collateral relating to our investments and may include economic and/or market fluctuations, changes in environmental and zoning laws, casualty or condemnation losses, regulatory limitations on rents, decreases in property values, changes in the appeal of properties to tenants, changes in supply and demand for competing properties in an area (as a result, for instance, of overbuilding), fluctuations in real estate fundamentals, the financial resources of tenants, changes in availability of debt financing which may render the sale or refinancing of properties difficult or impracticable, changes in building, environmental and other laws, energy and supply shortages, various uninsured or uninsurable risks, natural disasters, political events, trade barriers, currency exchange controls, changes in government regulations, changes in real property tax rates and operating expenses, changes in interest rates, changes in the availability of debt financing and/or mortgage funds which may render the sale or refinancing of properties difficult or impracticable, increased mortgage defaults, increases in borrowing rates, outbreaks of an infectious disease, epidemics/pandemics or other serious public health concerns, negative developments in the economy or political climate that depress travel activity, environmental liabilities, contingent liabilities on disposition of assets, natural disasters, terrorist attacks, war, demand and/or real estate values generally. Such changes may develop rapidly and it may be difficult to determine the comprehensive impact of such changes on our investments, particularly for investments that may have inherently limited liquidity. These changes may also create significant volatility in the markets for our investments which could cause rapid and large fluctuations in the values of such investments. There can be no assurance that there will be a ready market for the resale of our debt investments because such investments may not be liquid. Illiquidity may result from the absence of an established market for the investments, as well as legal or contractual restrictions on their resale by us. The value of securities of companies which service the real estate business sector may also be affected by such risks.

We cannot predict whether economic conditions generally, and the conditions for real estate debt investing in particular, will deteriorate in the future. Declines in the performance of the U.S. and global economies or in the real estate debt markets could have a material adverse effect on our investment activities. In addition, market conditions relating to real estate debt investments have evolved since the financial crisis, which has resulted in a modification to certain loan structures and market terms. For example, it has become increasingly difficult for real estate debt investors in certain circumstances to receive full transparency with respect to underlying investments because transactions are often effectuated on an indirect basis through pools or conduit vehicles rather than directly with the borrower. These and other similar changes in loan structures or market terms may make it more difficult for us to monitor and evaluate investments.

Political changes may affect the real estate debt markets.

The current regulatory environment in the United States may be impacted by future legislative developments and the regulatory agenda of the then-current U.S. President.

The outcome of congressional and other elections creates uncertainty with respect to legal, tax and regulatory regimes in which we and our investments will operate. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the investment management industry, tax law, immigration policy and/or government entitlement programs could have a material adverse impact on us and our investments.

Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.

While it is generally anticipated that our real estate-related investments will focus primarily on investments in non-distressed real estate-related interests (based on our belief that there is not a low likelihood of repayment), our investments may become distressed following our acquisition thereof. Additionally, we may invest in real estate debt investments that we believe are available to purchase at “discounted” rates or “undervalued” prices. Purchasing real estate debt at what may appear to be “undervalued” or “discounted” levels is no guarantee that these investments will generate attractive returns to us or will not be subject to further reductions in value. There is no assurance that such investments can be acquired at favorable prices, that such investments will not default, or that the market for such interests will improve. In addition, the market conditions for real estate debt investments may deteriorate further, which could have an adverse effect on the performance of our investments.

During an economic downturn or recession, securities of financially troubled or operationally troubled issuers are more likely to go into default than securities of other issuers. Securities of financially troubled issuers and operationally troubled issuers are less liquid and more volatile than securities of companies not experiencing financial difficulties. The market prices of such securities are subject to erratic and abrupt market movements and the spread between bid and asked prices may be greater than normally expected. Investment in the securities of financially troubled issuers and operationally troubled issuers involves a high degree of credit and market risk. There is no assurance that we will correctly evaluate the value of the assets collateralizing such investments or the prospects for a successful reorganization or similar action.

These financial difficulties may never be overcome and may cause issuers to become subject to bankruptcy or other similar administrative proceedings, or may require a substantial amount of workout negotiations or restructuring, which may entail, among other things, an extension of the term, a substantial reduction in the interest rate, a substantial write down of the principal of such investment and other concessions which could adversely affect our returns on the investment. There is a possibility that we may incur substantial or total losses on our investments and in certain circumstances, subject us to certain additional potential liabilities that may exceed the value of our original investment therein.

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, under certain circumstances payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

However, even if a restructuring were successfully accomplished, a risk exists that, upon maturity of such investment, replacement “takeout” financing will not be available, resulting in an inability by the issuer to repay the investment. Although unlikely, it is possible it may be necessary or desirable to foreclose on collateral securing one or more real estate debt we acquire. The foreclosure process varies jurisdiction by jurisdiction and can be lengthy and expensive. Issuers often resist foreclosure actions by asserting numerous claims, counterclaims and defenses against the holder of a real estate loan, including, without limitation, lender liability claims and defenses, even when such assertions may have no basis in fact, in an effort to prolong the foreclosure action, which often prolongs and complicates an already difficult and time-consuming process. In some states or other jurisdictions, foreclosure actions can take up to several years or more to conclude. During the foreclosure proceedings, an issuer may have the ability to file for bankruptcy, potentially staying the foreclosure action and further delaying the foreclosure process. Foreclosure litigation tends to create a negative public image of the collateral property and may result in disrupting ongoing leasing, management, development and other operations of the property. In the event we foreclose on an investment, we will be subject to the risks associated with owning and operating real estate.

Investments in structured products or similar products may include structural, legal and liquidity risks that may adversely affect our results of operations and financial condition.

We may invest from time to time in structured products, including pools of mortgages, inclusive of commercial mortgage-backed securities (“CMBS”) secured by loans made to multiple entities and/or single asset single borrower (“SASB”) loans, as well as other real estate-related interests. Our investments in structured products are subject to a number of risks, including risks related to the fact that the structured products may be leveraged, and other structural and legal risks related thereto. Utilization of leverage is a speculative investment technique and will generally magnify the opportunities for gain and risk of loss borne by an investor investing in debt securities. Many structured products contain covenants designed to protect the providers of debt financing to such structured products. A failure to satisfy those covenants could result in the untimely liquidation of the structured product and a complete loss of our investment therein. In addition, if the particular structured product is invested in a security in which we are also separately invested, this would tend to increase our overall exposure to the credit of the issuer of such securities, at least on an absolute, if not on a relative basis. The value of an investment in a structured product will depend on the investment performance of the assets in which the structured product invests and will, therefore be subject to all of the risks associated with an investment in those assets. These risks include the possibility of a default by, or bankruptcy of, the issuers of such assets or a claim that the pledging of collateral to secure any such asset constituted a fraudulent conveyance or preferential transfer that can be subordinated to the rights of other creditors of the issuer of such asset or nullified under applicable law.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of increased market volatility. Such market conditions could re-occur and could impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Certain risks associated with CMBS may adversely affect our results of operations and financial condition.

We invest a portion of our assets in pools or tranches of CMBS, including horizontal and other risk retention investments. The collateral underlying CMBS generally consists of commercial mortgages on real property that has an industrial use. CMBS have been issued in a variety of issuances, with varying structures including senior and subordinated classes.

Mortgage-backed securities may also have structural characteristics that distinguish them from other securities. The interest rate payable on these types of securities may be set or effectively capped at the weighted average net coupon of the underlying assets themselves. As a result of this cap, the return to investors in such a security would be dependent on the relevant timing and rate of delinquencies and prepayments of mortgage loans bearing a higher rate of interest. In general, early prepayments will have a greater impact on the yield to investors. Federal and state law may also affect the return to investors by capping the interest rates payable by certain mortgagors. Certain mortgage-backed securities may provide for the payment of only interest for a stated period of time. In addition, in a bankruptcy or similar proceeding involving the originator or the servicer of the CMBS (often the same entity or an affiliate), the assets of the issuer of such securities could be treated as never having been truly sold to the originator to the issuer and could be substantively consolidated with those of the originator, or the transfer of such assets to the issuer could be voided as a fraudulent transfer.

The credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our investments and impair our ability to sell such investments if we were required to liquidate all or a portion of our CMBS investments quickly. Additionally, certain of our securities investments, such as horizontal or other risk retention investments in CMBS, may have certain holding period and other restrictions that limit our ability to sell such investments.

Concentrated CMBS investments may pose specific risks that may adversely affect our results of operations and financial condition.

Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBSs or CMBSs secured by a small or less diverse collateral pool, such as SASB loans. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond our control relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.

The quality of the CMBS is dependent on the credit quality and selection of the mortgages for each issuance.

CMBS are also affected by the quality of the credit extended. As a result, the quality of the CMBS is dependent upon the selection of the commercial mortgages for each issuance and the cash flow generated by the commercial real estate assets, as well as the relative diversification of the collateral pool underlying such CMBS and other factors such as adverse selection within a particular tranche or issuance.

Our CMBS investments face risks associated with extensions that may adversely affect our results of operations and financial condition.

Our CMBS and other investments may be subject to extension, resulting in the term of the securities being longer than expected. Extensions are affected by a number of factors, including the general availability of financing in the market, the value of the related mortgaged property, the borrower’s equity in the mortgaged property, the financial circumstances of the borrower, fluctuations in the business operated by the borrower on the mortgaged property, competition, general economic conditions and other factors. Such extensions may also be made without our consent.

There are certain risks associated with the servicers of commercial real estate loans underlying CMBS and other investments.

The exercise of remedies and successful realization of liquidation proceeds relating to commercial real estate loans underlying CMBS and other investments may be highly dependent on the performance of the servicer or special servicer. The servicer may not be appropriately staffed or compensated to immediately address issues or concerns with the underlying loans. Such servicers may exit the business and need to be replaced, which could have a negative impact on the portfolio due to lack of focus during a transition. Special servicers frequently are affiliated with investors who have purchased the most subordinate bond classes, and certain servicing actions, such as a loan extension instead of forcing a borrower pay off, may benefit the subordinate bond classes more so than the senior bonds. While servicers are obligated to service the portfolio subject to a servicing standard and maximize the present value of the loans for all bond classes, servicers with an affiliate investment in the CMBS or other investments may have a conflict of interest. There may be a limited number of special servicers available, particularly those which do not have conflicts of interest. In addition, to the extent any such servicers fail to effectively perform their obligations pursuant to the applicable servicing agreements, such failure may adversely affect our investments.

There are certain risks associated with CMBS interest shortfalls.

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the MBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

There are certain risks associated with the insolvency of obligations backing CMBS and other investments.

The real estate loans backing the CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

We will face “spread widening” risk related to our investment in securities.

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have ahigh risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or our Adviser, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and record-keeping requirements.

Registration with the U.S. Commodity Futures Trading Commission (the “CFTC”) as a “commodity pool operator” or any change in our operations (including, without limitation, any change that causes us to be subject to certain specified covered statutory disqualifications)

necessary to maintain our ability to rely upon CFTC Letter No. 12-13 or other exclusion from the definition of, or exemption from the requirement to register as, a “commodity pool operator” with the CFTC could adversely affect our ability to implement our investment program, conduct our operations or achieve our objectives and subject us to certain additional costs, expenses and administrative burdens. Furthermore, any determination by us to cease or to limit trading in interests that may be treated as “commodity interests” in order to comply with the regulations of the CFTC may have an adverse effect on our ability to implement our investment objectives and to hedge risks associated with our operations.

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

The Advisor and its affiliates, including our officers and three of our directors, face conflicts of interest caused by compensation arrangements with us, and other entities sponsored or advised by affiliates of our Sponsor, which could result in actions that are not in our stockholders’ best interests.

Some of our executive officers, three of our directors and other key personnel are also officers, directors, managers, and key personnel in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, William S. Benjamin, Rajat Dhanda, David M. Fazekas, Andrea L. Karp, Brian R. Lange, Thomas G. McGonagle, Dwight L. Merriman III, Lainie P. Minnick, Taylor M. Paul, Scott W. Recknor, David A. Roth, Scott A. Seager, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individual or individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer.

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

Under the Allocation Policy, real estate investments will be considered for Advisory Clients based on appropriateness and conformity with their respective investment objectives, as well as the suitability of the investment for each Advisory Client. Suitability is determined by a variety of factors related to the investment mandates of each Advisory Client, the nature of the investment opportunity and the composition of each client’s portfolio. In the circumstance where an investment is suitable for only one Advisory Client based on such factors, the investment will be allocated to that Advisory Client. Where an investment is suitable for more than one Advisory Client, the Advisor generally employs an allocation rotation process pursuant to the Allocation Policy that is designed to facilitate an equitable allocation of such opportunities over time. Nevertheless, it is possible that we may not be given the opportunity to participate in certain investments made by Advisory Clients managed by affiliates of the Advisor. In addition, the Advisor has and may from time to time limit the number of positions in a rotation and/or grant to certain Advisory Clients certain exclusivity, rotation or other priority (each, a “Rotational Priority”) with respect to industrial investments or other investment opportunities. This means that, depending on the number of Advisory Clients and number of positions in each such rotation and/or the Rotational Priorities that have been granted, we may be offered fewer investment opportunities. The Advisor or its affiliates may grant additional Rotational Priorities in the future and from time to time.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional such legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

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

A foreign person (other than a “qualified foreign pension plan”) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. There can be no assurance that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor (other than a “qualified foreign pension plan”) on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We are not currently traded on an established securities market.

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

We, the Operating Partnership, and our subsidiaries intend to conduct our businesses so that we are not required to register as “investment companies” under the Investment Company Act. The operation of a business in a manner so as not to be subject to regulation as an investment company requires an analysis of and compliance with complex laws, regulations and SEC staff interpretations, not all of which are summarized herein. Although we could modify our business methods at any time, at the present time we focus our activities on investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We also may invest in other real estate investments, such as real estate-related securities, and will otherwise be considered to be in the real estate business.

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

If we, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets (on a consolidated basis), the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for entities, among other things, “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and an additional 25% of the entity’s portfolio be comprised of real estate-related interests although this percentage may be reduced to the extent that more than 55% of the entity’s assets are invested in qualifying interests, (as such terms have been interpreted by the staff of the SEC) and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat as real estate-related interests those assets that do not qualify for treatment as qualifying interests, including any securities of companies primarily engaged in real estate businesses that are not within the scope of SEC staff positions and/or interpretations regarding qualifying interests and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests and/or real estate-related interests. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

As of December 31, 2022, we directly owned and managed a real estate portfolio that included 243 industrial buildings totaling approximately 50.2 million square feet located in 29 markets throughout the U.S., with 418 customers, and was 98.1% occupied (98.9% leased) with a weighted-average remaining lease term (based on square feet) of 4.2 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2022, we transacted over 5.7 million square feet of new and renewal leases, and rent growth on comparable leases averaged 47.2% (calculated using cash basis rental rates). We experienced significantly higher acquisition volume in the first and second quarters of 2022 as compared to the third and fourth quarters of 2022 as the industrial property market adjusted to the impact of recent interest rate increases on acquisition pricing. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2022, our real estate portfolio included:

●	240 industrial buildings totaling approximately 49.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 99.0% occupied (99.1% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.2 years; and
●	Three industrial buildings totaling approximately 0.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2022, we owned and managed 11 buildings either under construction or in the pre-construction phase totaling approximately 3.1 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

Concurrently with the BTC II Partnership Transaction (as described in “Note 4 to the Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Partnership’s portfolio and were not part of the BTC II Partnership Transaction. As of December 31, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2022:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	79.9%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	20.0
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.1
		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2022, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $6.18 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2022:

	Number of	Rentable	Occupied	Leased
($ and square feet in thousands)	Buildings	Square Feet	Rate (1)	Rate (1)	Annualized Base Rent (2)
Operating Properties:
Atlanta	21	4,468	97.4%	97.4%	$23,065	7.6%
Austin	6	562	100.0	100.0	4,755	1.6
Bay Area	3	845	100.0	100.0	9,782	3.2
Boston	3	415	92.3	92.3	2,763	0.9
Central Florida	8	1,517	100.0	100.0	8,668	2.8
Central Valley	9	2,280	99.7	99.7	14,757	4.8
Charlotte	1	210	100.0	100.0	1,067	0.4
Chicago	26	5,373	100.0	100.0	27,849	9.2
Cincinnati	7	1,661	100.0	100.0	8,095	2.7
Dallas	15	3,804	100.0	100.0	18,709	6.1
D.C. / Baltimore	9	1,037	95.5	100.0	8,124	2.7
Denver	2	252	100.0	100.0	1,252	0.4
Houston	8	1,502	98.3	98.3	7,782	2.6
Indianapolis	3	1,614	100.0	100.0	6,412	2.1
Las Vegas	7	1,118	100.0	100.0	8,943	2.9
Louisville	6	1,903	88.8	88.8	6,983	2.3
Memphis	10	3,598	100.0	100.0	12,722	4.2
Nashville	2	817	100.0	100.0	4,182	1.4
New Jersey	16	3,426	100.0	100.0	31,121	10.0
Pennsylvania	17	3,103	100.0	100.0	19,671	6.5
Phoenix	3	417	100.0	100.0	3,262	1.1
Portland	2	605	100.0	100.0	3,548	1.2
Reno	6	1,422	100.0	100.0	8,194	2.7
Salt Lake City	5	1,003	100.0	100.0	5,543	1.8
San Antonio	1	96	100.0	100.0	538	0.2
San Diego	7	762	100.0	100.0	7,215	2.4
Seattle	13	2,246	98.7	98.7	18,050	5.9
South Florida	6	709	100.0	100.0	5,446	1.8
Southern California	18	2,909	99.4	99.9	25,029	8.2
Total operating	240	49,674	99.0%	99.1%	303,527	99.7%
Value-Add Properties:
Seattle	1	147	55.8	55.8	766	0.3
South Florida	2	408	—	84.6	—	—
Total value-add properties	3	555	14.8	76.9	766	0.3
Total portfolio	243	50,229	98.1%	98.9%	$304,293	100.0%
(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

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

Lease Expirations. As of December 31, 2022, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.2 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2022, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet		Annualized Base Rent (2)
2023	64	4,921	9.9%	$27,415	9.0%
2024	72	7,409	15.1	40,451	13.3
2025	73	7,359	15.0	45,610	15.0
2026	79	8,709	17.7	50,043	16.5
2027	71	6,062	12.3	46,542	15.3
2028	35	4,171	8.5	25,876	8.5
2029	20	2,495	5.1	15,839	5.2
2030	11	1,646	3.3	8,809	2.9
2031	11	1,601	3.3	12,433	4.1
Thereafter	21	4,849	9.8	31,035	10.2
Total occupied	457	49,222	100.0%	$304,053	100.0%
(1)	Excludes two leases of approximately 49,000 square feet that expired on December 31, 2022.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

Customer Diversification. As of December 31, 2022, there was one customer that individually represented more than 5.0% of total occupied square feet of our portfolio and one customer that individually represented more than 5.0% of total annualized base rent of our portfolio. The following table reflects the 10 largest customers of our portfolio, based on annualized base rent, which occupied a combined 9.7 million square feet as of December 31, 2022:

	% of Total	% of Total
Customer	Occupied Square Feet	Annualized Base Rent (1)
Amazon.com Services LLC	6.5%	8.1%
Radial, Inc.	4.3	3.0
Steelcase Inc.	2.5	2.4
Maersk	1.1	2.0
US Elogistics Service Corp.	1.0	1.3
Boyd Flotation, Inc.	0.6	1.2
SBS Transportation, Inc.	0.9	1.1
General Services Administration	0.5	1.0
Geodis Logistics, LLC	1.2	1.0
Niagara Bottling, LLC	1.0	0.9
Total	19.6%	22.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2022:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
Transportation / Logistics	53	7,848	15.9%	$51,876	17.0%
eCommerce / Fulfillment	27	7,326	14.9	42,822	14.1
Food & Beverage	32	3,396	6.9	23,423	7.7
Manufacturing	47	2,958	6.0	19,348	6.4
Home Furnishings	16	2,604	5.3	18,337	6.0
Auto	27	3,377	6.9	17,199	5.7
Storage / Warehousing	28	3,053	6.2	16,676	5.5
Printing	11	1,514	3.1	8,578	2.8
Electrical / Wire	12	1,744	3.5	8,380	2.8
Home Improvement	23	1,321	2.7	8,332	2.7
Other	183	14,130	28.6	89,322	29.3
Total	459	49,271	100.0%	$304,293	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2022, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific Delaware statutory trusts holding real properties. The following table presents our DST Program activity for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020 (1)
DST Interests sold	$768,639	$492,168	$—
DST Interests financed by DST Program Loans (2)	83,630	68,772	—
Income earned from DST Program Loans (3)	4,811	861	—
Financing obligation liability appreciation (4)	26,568	—	—
Rent obligation incurred under master lease agreements (4)	41,702	6,039	—

(1) The DST Program was not in place during the year ended December 31, 2020.

(2) DST Program Loans are presented net of repayments.

(3) Included in other income and expenses in the consolidated statements of operations.

(4) Included in interest expense on consolidated statements of operations.

As of December 31, 2022 and 2021, we had 114 and 46 DST Program Loans, respectively, with a combined carrying value of $152.4 million and $68.8 million, respectively, and a weighted-average interest rate of 4.63% and 4.10%, respectively, and a weighted-average maturity of 9.3 years and 9.8 years, respectively, related to the DST Program. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2022, we had approximately $2.9 billion of consolidated indebtedness with a weighted-average interest rate of 3.55%, which includes the effect of interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2022 was 3.6 years, excluding extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2022 was $2.4 billion. See “Note 5 to the Consolidated Financial Statements” for additional information.

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

Quarter	Low	High
2022
First Quarter	$12.8360	$14.4934
Second Quarter	$15.0822	$15.2865
Third Quarter	$15.3182	$15.3806
Fourth Quarter	$15.2644	$15.3671
2021
First Quarter	$10.1643	$10.2031
Second Quarter	$10.2518	$10.5692
Third Quarter	$10.7090	$11.5332
Fourth Quarter	$11.8169	$12.5007

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals, reviewing annual third-party real property appraisals, providing monthly valuations of our debt-related assets (excluding DST Program Loans), reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor and the final estimates of fair values of our real estate-related assets, our other assets and our liabilities are determined by the applicable pricing source (which may, in certain instances, be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding real properties that are bought or sold during a given calendar year, unconsolidated real properties held through joint ventures or partnerships are valued by a third-party appraiser at least once per calendar year. For valuations during interim periods, either our Advisor will determine the estimated fair value of the real properties owned by unconsolidated affiliates or we will utilize interim valuations determined pursuant to valuation policies and procedures for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.92 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.06 billion, representing a difference of approximately $1.9 billion, or 26.3%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2022 and September 30, 2022:

	As of
(in thousands)	December 31, 2022	September 30, 2022
Investments in industrial properties	$8,917,900	$8,790,900
Investment in unconsolidated joint venture partnership	22,815	21,625
Investments in real estate-related securities	60,033	—
DST Program Loans	146,728	130,764
Cash and cash equivalents	79,524	81,948
Other assets	72,478	75,890
Line of credit, term loans and mortgage notes	(2,854,397)	(2,764,450)
Financing obligations associated with our DST Program	(1,269,491)	(1,163,381)
Other liabilities	(163,320)	(165,021)
Accrued performance participation allocation	(140,505)	(136,480)
Accrued fixed component of advisory fee	(6,371)	(6,248)
Aggregate Fund NAV	$4,865,394	$4,865,547
Total Fund Interests outstanding	318,741	316,343

The following table sets forth the NAV per Fund Interest as of December 31, 2022:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares	OP Units
Monthly NAV	$4,865,394	$3,469,072	$314,092	$1,013,040	$69,190
Fund Interests outstanding	318,741	227,265	20,577	66,367	4,532
NAV Per Fund Interest	$15.2644	$15.2644	$15.2644	$15.2644	$15.2644

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of our dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for our Fund Interests. As of December 31, 2022, we estimated approximately $94.6 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 6 to the Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.25% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of December 31, 2022, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.0%
Discount rate / internal rate of return	6.1%
Average holding period (years)	10.0

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

		Increase (Decrease) to the
Input	Hypothetical Change	Fair Value of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.7%
	0.25% increase	(3.4)%
Discount rate (weighted-average)	0.25% decrease	2.1%
	0.25% increase	(2.0)%

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of December 31, 2022, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2022 was $192.7 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $192.7 million, or $0.61 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2022.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2022.

(in thousands)	As of December 31, 2022
Total stockholder's equity	$2,553,035
Noncontrolling interests	312
Total equity under GAAP	2,553,347

Adjustments:
Accrued distribution fee (1)	92,138
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (2)	1,720,956
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (3)	3,147
Accumulated depreciation and amortization (4)	421,849
Other adjustments (5)	73,957
Aggregate Fund NAV	$4,865,394
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Our investments in real estate are presented as historical cost in our consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our consolidated financial statements. As such, any increases of decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and certain of debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)	Our investments in unconsolidated joint venture partnerships are presented under historical cost in our consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(4)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(5)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV (ii) redeemable noncontrolling interests related to our OP Units, which are included in our determination of NAV but not included in total equity, and (iii) other minor adjustments.

Performance

Our NAV increased from $12.50 per share as of December 31, 2021 to $15.26 per share as of December 31, 2022. The increase in NAV was primarily driven by the performance of our real estate portfolio as a result of demand in the industrial property sector which drove strong leasing and above-average market rent growth, offset in the third and fourth quarters of 2022 by the expansion of capital markets assumptions.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of December 31, 2022)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(4.57)%	20.07%	20.07%	17.55%	12.34%	12.08%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.80)%	23.88%	23.88%	18.83%	13.07%	12.78%
Difference	0.23%	(3.81)%	(3.81)%	(1.28)%	(0.73)%	(0.70)%

Class T Share Total Return (without Sales Charge) (3)	(0.08)%	25.73%	25.73%	19.37%	13.37%	13.08%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.32)%	29.71%	29.71%	20.66%	14.11%	13.79%
Difference	0.24%	(3.98)%	(3.98)%	(1.29)%	(0.74)%	(0.71)%

Class D Share Total Return (3)	0.07%	26.45%	26.45%	19.94%	N/A	14.94%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.18)%	30.46%	30.46%	21.23%	N/A	15.76%
Difference	0.25%	(4.01)%	(4.01)%	(1.29)%	N/A	(0.82)%

Class I Share Total Return (3)	0.13%	26.75%	26.75%	20.42%	14.42%	14.13%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.12)%	30.77%	30.77%	21.73%	15.17%	14.84%
Difference	0.25%	(4.02)%	(4.02)%	(1.31)%	(0.75)%	(0.71)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
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

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we issued equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as described below. In March 2022, we issued 0.2 million restricted Class I shares to employees of the Advisor or its affiliates for services provided to us. In addition, the holder of the special operating partnership units (the “Special Units”) in the Operating Partnership is entitled to an annual performance participation allocation if certain performance hurdles are met. As further described in “Note 11 to the Consolidated Financial Statements,” the 2021 performance participation allocation became payable on December 31, 2021 and in January 2022, we issued 6.5 million Class I OP Units to the holder of the Special Units, AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor and in light of our Former Sponsor having been the holder of the Special Units for the first six months of 2021, the Special Unit Holder designated 3.2 million of these Class I OP Units to entities affiliated with our Former Sponsor. Subject to certain limitations set forth in the partnership agreement of the Operating Partnership, OP Units may be repurchased by the Operating Partnership for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such OP Units will be repurchased for Class I shares of our common stock with an equivalent aggregate NAV. Certain restrictions on redemption may apply if certain liquidity requirements are not met.

Share Redemption Program

We expect that there will be no regular secondary trading market for shares of our common stock. While our stockholders should view their investment as long-term with limited liquidity, we have adopted a share redemption program applicable to all shares of our common stock, whereby stockholders may receive the benefit of limited liquidity by presenting for redemption to us all or any portion of those shares in accordance with the procedures and subject to certain conditions and limitations. All references herein to classes of shares of our common stock do not include the OP Units issued by our Operating Partnership, unless the context otherwise requires.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such shareholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (1) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (2) proceeds from sales of new shares in this offering (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

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

The table below summarizes the redemption activity for the three months ended December 31, 2022, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
October 31, 2022	1,993	$15.34	1,993	—
November 30, 2022	2,770	15.37	2,770	—
December 31, 2022 (3)	2,804	15.37	2,804	—
Total	7,567	$15.36	7,567	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
(3)	Redemption requests accepted in December 2022 are considered redeemed on January 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day shareholders have rights in the Company and we redeemed $118.3 million of shares of common stock for the three months ended December 31, 2022.

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

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. For the year ended December 31, 2022, approximately 52.6% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.4% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, with proceeds from the issuance of shares under our distribution reinvestment plan. See “Note 11 to the Consolidated Financial Statements” for further details regarding the Expense Support Agreement among us, the Operating Partnership and the Advisor.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

As of March 14, 2023, we had 216.2 million shares of our Class T common stock, 20.8 million shares of our Class D common stock and 75.5 million shares of our Class I common stock outstanding, held by a total of 33,365 stockholders, 3,895 stockholders and 10,079 stockholders, respectively, including shares held by our affiliates.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During 2022, we sold $768.6 million of gross interests related to the DST Program, $83.6 million of which were financed by DST Program Loans, net of repayments. See “Note 6 to the Consolidated Financial Statements” for additional detail regarding the DST Program.

During the year ended December 31, 2022, we raised gross proceeds of approximately $1.0 billion from the sale of 71.3 million shares of our common stock, including shares issued pursuant to distribution reinvestment plan. See “Note 8 to the Consolidated Financial Statements” for information concerning our public offering.

As of December 31, 2022, we directly owned and managed a real estate portfolio that included 243 industrial buildings totaling approximately 50.2 million square feet located in 29 markets throughout the U.S., with 418 customers, and was 98.1% occupied (98.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.2 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2022, we transacted over 5.7 million square feet of new and renewal leases, and rent growth on comparable leases averaged 47.2% (calculated using cash basis rental rates). We experienced significantly higher acquisition volume in the first and second quarters of 2022 as compared to the third and fourth quarters of 2022 as the industrial property market adjusted to the impact of recent interest rate increases on acquisition pricing. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2022 acquisition activity. As of December 31, 2022, our real estate portfolio included:

●	240 industrial buildings totaling approximately 49.7 million square feet comprised our operating portfolio, which includes stabilized properties, and was 99.0% occupied (99.1% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.2 years; and
●	Three industrial buildings totaling approximately 0.5 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2022, we owned and managed 11 buildings either under construction or in the pre-construction phase totaling approximately 3.1 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

Concurrently with the BTC II Partnership Transaction (as described Note 4 to the Consolidated Financial Statements”) on February 15, 2022, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original the BTC II Partnership portfolio and were not part of the BTC II Partnership Transaction. As of December 31, 2022, we owned and managed five buildings that were either under construction or in the pre-construction phase totaling approximately 1.8 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

The commercial real estate markets continued to be impacted by the challenging macroeconomic environment, including high inflation, geopolitical uncertainty and particularly the effect of rapidly rising interest rates. Given the rise in interest rates by central banks globally, property valuations adjusted downwards, with capitalization rate compressions waning and, in certain cases, yields widening. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals in the industrial sector. For example, the U.S. industrial real estate sector continues to benefit from positive net absorption (the net change in total occupied industrial space), low vacancy rates, and continued rent growth in our primary target markets. Consistent with recent experience and based on current market conditions, we expect average net effective rental rates on new leases signed during 2023 to be higher than the rates on expiring leases.

Technological advancements, shifting consumer preferences, and the resultant supply chain innovations have supported continued growth of e-commerce, which has only accelerated as a result of COVID-19. E-commerce as a share of total retail sales is forecasted to grow by 28% and 47% over the next five and ten years, respectively. As online sales grow and more retailers continue to adapt to changing consumer preferences and technologies, the need for highly functional warehouse space near major cities is expected to increase. Disruptions in global supply chains may also lead to increased demand for warehouse space as users may restock goods at higher inventory levels and look to real estate to improve the efficiency of logistics operations.

We believe our portfolio is well-positioned for this market environment. Industrial market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2022 Activities

During the year ended December 31, 2022, we completed the following activities:

●	Our NAV increased to $15.26 per share as of December 31, 2022 as compared to $12.50 per share as of December 31, 2021. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Performance” for additional information regarding this increase.
●	We raised $1.0 billion of gross equity capital from our public offering. Additionally, we raised $768.6 million of gross capital through private placement offerings by selling DST Interests, $83.6 million of which were financed by DST Program Loans, net of repayments. We redeemed 14.1 million shares for an aggregate dollar amount of $213.4 million.
●	On February 15, 2022, we closed the BTC II Partnership Transaction, resulting in the direct ownership of 11 properties, totaling approximately 1.7 million square feet, that were previously part of the BTC II Partnership, for a total cost of approximately $359.2 million, which includes the cost of our previously held interest in the BTC II Partnership. Concurrently with the BTC II Partnership Transaction, we and our joint venture partners formed the BTC II B Partnership, through which we co-own five properties that were part of the original BTC II Partnership’s portfolio and were not part of the BTC II Partnership Transaction, with an 8.0% minority ownership interest.
●	We closed on a recast of our unsecured credit facility for total commitments of $1.55 billion consisting of a $1.0 billion revolving credit facility and a $550.0 million term loan. The revolving credit facility’s effective interest rate is calculated based on Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment plus a margin ranging from 1.25% to 2.00%, depending on our consolidated leverage ratio. The $550.0 million term loan’s effective interest rate is calculated based on an Adjusted Term Secured Overnight Financing Rate (“Adjusted Term SOFR”) plus a margin ranging from 1.20% to 1.90%, depending on our consolidated leverage ratio.
●	We modified our $600.0 million term loan to use an effective interest rate that is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%, depending on our consolidated leverage ratio.
●	We entered into two interest rate swaps on our $550.0 million term loan with an aggregate notional amount of $200.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.57% and results in an all-in interest rate ranging from 1.76% to 3.87% for the respective swapped portions of the borrowings as of December 31, 2022.
●	We entered into four interest rate swaps on our $600.0 million term loan with an aggregate notional amount of $300.0 million and modified our previously existing interest rate swaps to be based on Term SOFR. In combination, these interest rate swaps effectively fix SOFR at a weighted-average of 1.87% and results in an all-in interest rate ranging from 1.99% to 4.37% for the respective swapped portions of the borrowings as of December 31, 2022.
●	We entered into a secured floating-rate mortgage note in the amount of $367.8 million with a three-year term, which may be extended pursuant to two one-year extension options. The mortgage note’s effective interest rate is calculated based on Adjusted Term SOFR plus a margin of 1.85%, depending on our consolidated leverage ratio. We also entered into an associated interest rate swap with a notional amount of $367.8 million, which effectively fixes SOFR at 2.76% and results in an all-in interest rate of

4.71% as of December 31, 2022.
●	We leased approximately 5.7 million square feet, which included 2.1 million square feet of new and future leases and 3.6 million square feet of renewals through 77 separate transactions with an average annual base rent of $7.53 per square foot, representing a 49.2% increase in rental rates over the last 12 months on comparable leases (calculated on a GAAP basis).
●	As of December 31, 2022, we owned nine buildings under construction totaling approximately 3.0 million square feet, and two buildings in the pre-construction phase for an additional 0.2 million square feet.

Portfolio Information

As of December 31, 2022 and 2021, our owned and managed portfolio was as follows:

	As of December 31,
(square feet in thousands)	2022	2021
Portfolio data:
Total buildings	243	193
Total rentable square feet	50,229	37,583
Total number of customers	418	348
Percent occupied of operating portfolio (1)	99.0%	98.3%
Percent occupied of total portfolio (1)	98.1%	96.6%
Percent leased of operating portfolio (1)	99.1%	98.3%
Percent leased of total portfolio (1)	98.9%	97.6%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	Change
Revenues:
Rental revenues	$391,605	$177,069	$214,536
Debt-related income	420	—	420
Total revenues	392,025	177,069	214,956
Operating expenses:
Rental expenses	94,276	42,719	51,557
Real estate-related depreciation and amortization	265,970	112,201	153,769
General and administrative expenses	13,265	8,886	4,379
Advisory fees	67,561	28,558	39,003
Performance participation allocation	140,505	81,185	59,320
Acquisition costs and reimbursements	5,322	3,735	1,587
Total operating expenses	586,899	277,284	309,615
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	97	(54,296)	54,393
Interest expense	150,824	30,463	120,361
(Gain) loss on derivative instruments	(28,628)	177	(28,805)
Other income and expenses	(4,252)	(732)	(3,520)
Total other (income) expenses	118,041	(24,388)	142,429
Net loss	(312,915)	(75,827)	(237,088)
Net loss attributable to redeemable noncontrolling interests	4,874	498	4,376
Net income attributable to noncontrolling interests	(38)	(20)	(18)
Net loss attributable to common stockholders	$(308,079)	$(75,349)	$(232,730)
Net loss per common share - basic and diluted	$(1.04)	$(0.37)	$(0.67)

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $214.5 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to an increase in non-same store revenues, which was attributable to the significant growth in our portfolio over this period. For the year ended December 31, 2022, non-same store rental revenues reflect the addition of 177 industrial buildings we have acquired since January 1, 2021, as well as five value-add properties that were acquired during 2020 and stabilized during 2021. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $51.6 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to an increase in non-same store expenses, which was attributable to the significant acquisition activity in our portfolio since January 1, 2021, as noted above. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

All Remaining Income and Expenses. In aggregate, the remaining income and expenses increased by approximately $400.5 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily due to the following:

●	an increase in real estate-related depreciation and amortization expense totaling an aggregate amount of $153.8 million for the year ended December 31, 2022, as a result of the growth in our portfolio since the same period in 2021;
●	an increase in interest expense of $120.4 million for the year ended December 31, 2022, as compared to the same period in 2021, primarily related to (i) a $55.6 million increase in mortgage note and term loan interest (including the effects of interest rate swap agreements) related to increased borrowings during 2022, the timing of certain borrowings in 2021, and increased interest rates related to certain variable rate debt; (ii) a $35.7 million increase of master lease payments recorded as interest expense associated with our DST Program that was initiated in the second quarter of 2021; and (iii) $26.6 million increase of the accretion of the increased value of our financing obligations as a result of increases in the underlying fair value of the properties included in the DST Program;
●	an increase in the performance participation allocation of $59.3 million and the fixed component of the advisory fee of $39.0 million for the year ended December 31, 2022, as a result of (i) the significant increase of total return driven by a substantial increase in the value of our properties as a result of the demand in the industrial property sector, as compared to the same period in 2021, and (ii) continued growth in our NAV, which was primarily driven by gross proceeds of $1.0 billion raised from our public offering and $768.6 million of DST Interests sold for the year ended December 31, 2022; and
●	a decrease in equity in income from unconsolidated joint venture partnership(s) of $54.4 million for the year ended December 31, 2022 as compared to the same period of the previous year, primarily related to (i) $47.7 million of incentive fee income associated with the 2021 incentive fee distribution from the BTC II Partnership after certain return thresholds were met during the fourth quarter of 2021, and (ii) the timing of the BTC I Partnership Transaction and the BTC II Partnership Transaction (as described in Note 4 to the Consolidated Financial Statements”) in the second quarter of 2021 and the first quarter of 2022, respectively, resulting in partial years of operating results received from the BTC Partnerships.

Partially offset by:

●	an increase in the gain on derivative instruments of $28.8 million for the year ended December 31, 2022, as compared to the same period of the previous year, due to the 2022 gain related to our interest rate caps as a result of increasing interest rates.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, acquisition-related expenses, advisory fees, impairment charges, general and administrative expenses, interest expense, other income and expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI, therefore our investors should consider net income (loss) as the primary indicator of our overall financial performance.

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnership on the consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the year ended December 31, 2022 as compared to the year ended December 31, 2021 presented below included 60 buildings totaling approximately 12.1 million square feet owned as of January 1, 2021, which represented 24.1% of total rentable square feet, 26.0% of total revenues, and 26.1% of net operating income for the year ended December 31, 2022.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2022	2021
Net loss attributable to common stockholders	$(308,079)	$(75,349)
Debt-related income	(420)	—
Real estate-related depreciation and amortization	265,970	112,201
General and administrative expenses	13,265	8,886
Advisory fees	67,561	28,558
Performance participation allocation	140,505	81,185
Acquisition costs and reimbursements	5,322	3,735
Equity in loss (income) from unconsolidated joint venture partnership(s)	97	(54,296)
Interest expense	150,824	30,463
(Gain) loss on derivative instruments	(28,628)	177
Other income and expenses	(4,252)	(732)
Net loss attributable to redeemable noncontrolling interests	(4,874)	(498)
Net income attributable to noncontrolling interests	38	20
Net operating income	$297,329	$134,350
Less: Non-same store NOI	219,799	61,806
Same store NOI	$77,530	$72,544

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and NOI for the year ended December 31, 2022 as compared to the year ended December 31, 2021:

	For the Year Ended
(in thousands)	December 31, 2022	December 31, 2021	Change	% Change
Rental revenues:
Same store operating properties	$101,710	$95,868	$5,842	6.1%
Other properties	289,895	81,201	208,694	NM
Total rental revenues	391,605	177,069	214,536	NM
Rental expenses:
Same store operating properties	(24,180)	(23,324)	(856)	(3.7)%
Other properties	(70,096)	(19,395)	(50,701)	NM
Total rental expenses	(94,276)	(42,719)	(51,557)	NM
Net operating income:
Same store operating properties	77,530	72,544	4,986	6.9%
Other properties	219,799	61,806	157,993	NM
Total net operating income	$297,329	$134,350	$162,979	NM

NM = Not meaningful

Rental Revenues. Non-same store revenues increased by $208.7 million for the year ended December 31, 2022 as compared to the same period in 2021 as a result of the addition of 177 industrial buildings we have acquired since January 1, 2021, as well as five value-add properties that were acquired during 2020 and stabilized during 2021. Same store rental revenues increased by $5.8 million, or 6.1%, for the year ended December 31, 2022 as compared to the previous year, primarily due to increases in rental rates and an increase in recoverable expenses that resulted in increases to recovery revenue.

Rental Expenses. Non-same store rental expenses increased by $50.7 million for the year ended December 31, 2022 as compared to the same period in 2021, primarily due to the significant growth in our portfolio. Same store rental expenses increased by $0.9 million, or 3.7%, for the year ended December 31, 2022 as compared to the same period in 2021, primarily due to the successful resolution of a prior year tax appeal related to one of our properties and an increase in property management fees tied to the increases in rental rates, both resulting in an increase in recoverable expenses, partially offset by a decrease in certain property-related expenses.

Operating Expense Limitation

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2022. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to: the strong performance of our portfolio driven by the continued demand in the industrial property sector and the resulting significant growth in our NAV and total return generated for the period which drove a significant increase in the performance participation allocation. Other factors considered include our continued, strong capital raise and the timing of our deployment during the period, including the BTC II Partnership Transaction in the first quarter of 2022 and the acquisition of 38 industrial properties in the second quarter of 2022. The calculation of the performance participation allocation is based in part on our calculation of NAV, which takes into account any increases or decreases in the fair market value of our investments in real estate, meaning that generally, as NAV increases and the corresponding total return generated for stockholders increases, the performance participation allocation increases. However, as noted above, unlike our NAV and the performance participation allocation, the 2%/25% Limitation is calculated in accordance with GAAP and the calculation of net income for purposes of the limitation does not take into account the significant fair market value gains generated by our investments in real estate for the period, resulting in an incongruous comparison between total operating expenses and the 2%/25% Limitation.

Results for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, which is incorporated herein by reference, for a comparison of our results of operations for the year ended December 31, 2021 and December 31, 2020.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, and (iii) financing obligation liability appreciation (depreciation).

Although some REITs may present certain performance measures differently, we believe FFO and AFFO generally facilitate a comparison to other REITs that have similar operating characteristics to us. We believe investors are best served if the information that is made available to them allows them to align their analyses and evaluation with the same performance metrics used by management in planning and executing our business strategy. Neither the SEC, NAREIT, nor any regulatory body has passed judgment on the acceptability of the adjustments used to calculate FFO or AFFO. In the future, the SEC, NAREIT, or a regulatory body may decide to standardize the allowable adjustments across the non-traded REIT industry at which point we may adjust our calculations and characterizations of FFO and AFFO.

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
GAAP net loss	$(312,915)	$(75,827)	$(30,175)
Weighted-average shares outstanding—diluted	300,216	202,480	$113,506
GAAP net loss per common share—diluted	(1.04)	(0.37)	(0.27)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	265,970	112,201	46,483
Our share of adjustment above from unconsolidated joint venture partnerships	371	8,094	5,048
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	(7,666)	—
NAREIT FFO	$(46,574)	$36,802	21,356
NAREIT FFO per common share—diluted	$(0.16)	$0.18	0.19
Adjustments to arrive at AFFO:
Performance-based incentive fee (income) expense, net	140,505	33,507	9,640
Unrealized (gain) loss on derivative instruments (1)	(25,175)	177	—
Financing obligation liability appreciation	26,568	—	—
AFFO	$95,324	$70,486	30,996

(1) Unrealized (gain) loss on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our public and private offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness and future minimum lease payments associated with our DST Program. As of December 31, 2022, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $2.9 billion, with no principal amounts payable within the next 12 months. As of December 31, 2022, we had $57.8 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our public and private offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During 2022, we raised $1.0 billion of gross equity capital from our public offering and redemptions of common stock amounted to $213.4 million. As of December 31, 2022, we had cash and cash equivalents of $79.5 million and leverage of 30.8%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2022. As of December 31, 2022, we owned and managed a real estate portfolio that included 243 industrial buildings totaling approximately 50.2 million square feet, with a diverse roster of 418 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 98.1% occupied (98.9% leased) with a weighted-average remaining lease term (based on square feet) of 4.2 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2022	2021	Change
Total cash provided by (used in):
Operating activities	$101,573	$62,586	$38,987
Investing activities	(2,076,784)	(3,239,209)	1,162,425
Financing activities	1,837,499	3,161,459	(1,323,960)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(137,712)	$(15,164)	$(122,548)

2022 Cash Flows Compared to 2021 Cash Flows

Cash provided by operating activities during the year ended December 31, 2022 increased by approximately $39.0 million as compared to the same period in 2021, primarily due to significant growth in our property operations, partially offset by the increase in advisory fees and interest expense for the year ended December 31, 2022 as compared to the same period in 2021.

Cash used in investing activities during the year ended December 31, 2022 decreased by approximately $1.16 billion as compared to the same period in 2021, primarily due to (i) a net decrease in acquisition activity of $1.40 billion, which is related to higher acquisition activity in the previous year with the acquisition of 128 industrial properties during the year ended December 31, 2021, including the

BTC I Partnership Transaction, as compared to the 49 industrial properties acquired and one development building completed during the year ended December 31, 2022, including the BTC II Partnership Transaction; partially offset by (i) a net increase in capital expenditure activity of $168.8 million related to increased development activity during the year ended December 31, 2022; (ii) the purchase of available-for-sale debt securities for $59.7 million during the year ended December 31, 2022; and (iii) a decrease in distributions received from our unconsolidated joint venture partnership of $5.2 million.

Cash provided by financing activities during the year ended December 31, 2022 decreased by approximately $1.32 billion as compared to the same period in 2021, primarily driven by (i) a decrease in net borrowing activity of $1.18 billion under our term loans and secured mortgage notes, (ii) a $227.3 million decrease in capital raised through our public offerings, net of offering costs paid; (iii) a $188.3 million increase in redemptions of our common stock; (iv) the redemption of $40.9 million Class I OP Units and (v) a $31.7 million increase in distributions paid to our common stockholders, redeemable noncontrolling interest holders and the preferred shareholders of our subsidiary REITs. These decreases were partially offset by (i) an increase in net proceeds from financing obligations associated with the DST Program of $256.9 million and (ii) an increase in net borrowing activity of $90.0 million under our line of credit during the year ended December 31, 2022 as compared to the same period in 2021.

2021 Cash Flows Compared to 2020 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 9, 2022, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2021 and December 31, 2020.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2022, we had an aggregate of $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $90.0 million outstanding under our line of credit and $1.2 billion outstanding under our term loans with an effective interest rate of 3.45%, which includes the effect of the interest rate swap agreements. The unused and available portions under our line of credit were both $910.0 billion as of December 31, 2022. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $600.0 million term loan matures in May 2026 and our $550.0 million term loan matures in March 2027. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2022, we had property-level borrowings of approximately $1.6 billion of principal outstanding with a weighted-average remaining term of 3.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.62%. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.

As of December 31, 2022, we have no indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. Refer to “Note 5 to the Consolidated Financial Statements” for additional information regarding interest rates.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2022.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities, as determined in accordance with our valuation procedures. We had leverage of 30.8% as of

December 31, 2022. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of December 31, 2022 and expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the increase in interest rates in 2022, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2022, we had $1.1 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2022, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $1.04 billion ($1.01 billion net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2022, approximately 52.6% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 47.4% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, with proceeds from shares issued pursuant to our distribution reinvestment plan. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the first quarter of 2023, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2023, or January 31, 2023, February 28, 2023 and March 31, 2023 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.13625 per Class I share of common stock and (ii) $0.13625 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.04542 per Class I share of common stock and (ii) $0.04542 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the first quarter of 2023 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan (“DRIP”)) for the years ended as of the dates indicated below:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$85,947	52.6%	$55,459	50.3%
Reinvested in shares	77,569	47.4	54,724	49.7
Total	$163,516	100.0%	$110,183	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$85,947	52.6%	$55,459	50.3%
DRIP (3)	77,569	47.4	54,724	49.7
Total	$163,516	100.0%	$110,183	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 11 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the years ended December 31, 2022 and 2021, our NAREIT FFO was $(46.6) million and $36.8 million, respectively, compared to total gross distributions of $163.5 million and $110.2 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Number of eligible shares redeemed	14,109	2,350	493
Aggregate dollar amount of shares redeemed	$213,444	$25,109	$4,867
Average redemption price per share	$15.13	$10.68	$9.87

We experienced aggregate positive net inflows during the fourth quarter ended December 31, 2022, from the proceeds of our capital raising efforts, including from the DST Program. When measuring capital inflows for these purposes (and aggregating them for quarter-to-date purposes), proceeds from new subscriptions in a month are included on the first day of the next month because that is the first day on which such shareholders have rights in the Company. New subscriptions for interests in our DST Program are included in the month in which they close. When measuring monthly capital outflows for these purposes (and aggregating them for quarter-to-date purposes), both share and OP unit redemption requests received in a month are included on the last day of such month because that is the last day the shareholders or unitholders, respectively, have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month. Although our quarterly aggregate net flows may be positive, any given month or component may be negative.

SUBSEQUENT EVENTS

See “Note 16 to the Consolidated Financial Statements” for information regarding subsequent events.

INFLATION

Increases in the costs of owning and operating our properties due to inflation could impact our results of operations and financial condition to the extent such increases are not reimbursed or paid by our customers. Our leases may require our customers to pay certain taxes and operating expenses, either in part or in whole, or may provide for separate real estate tax and operating expense reimbursement escalations over a base amount. In addition, our leases provide for fixed base rent increases or indexed increases. As a result, most inflationary increases in costs may be at least partially offset by the contractual rent increases and operating expense reimbursement provisions or escalations.

In the United States, inflation is at a 40-year high, and its impact on the U.S. economy and the impact of any measures that may be taken by government officials to curb inflation remain uncertain. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.

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

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon determination of an asset acquisition, the purchase price of a property is allocated to land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of above- and below-market leases is calculated as the present value of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease, using a discount rate that reflects the risks associated with the leases acquired and measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed-rate renewal options for below-market leases. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider tenant improvements, leasing commissions and legal and other related expenses.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2022, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of December 31, 2022, our fixed interest rate debt consisted of $550.0 million under our $550.0 million term loan and $525.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 72.6% of our total consolidated debt as of December 31, 2022. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2022, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.98 billion and $2.07 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2022. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2022, our consolidated variable interest rate debt consisted of $90.0 million under our line of credit, $75.0 million under our term loans and $617.3 million under two of our mortgage notes, which represented 27.4% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2022, we were exposed to market risks related to fluctuations in interest rates on $782.3 million of consolidated borrowings; however, $578.0 million of these borrowings are capped through the use of two interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2022, would increase our annual interest expense by approximately $0.5 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of December 31, 2022, we had 19 outstanding derivative instruments with an aggregate notional amount of $2.0 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Industrial Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Industrial Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated fair value of certain acquired tangible assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired land of $366.1 million and building and improvements of $1.4 billion during 2022 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building and improvements, and intangible lease assets and liabilities based on their relative fair value.

We identified the evaluation of the estimated fair value of certain acquired tangible assets in asset acquisitions, as a critical audit matter. The tangible assets included land and building and improvements. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair values of these assets, which included comparable land sales and the estimated replacement cost of building and improvements.

The following are the primary procedures we performed to address this critical audit matter. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s estimated fair value of certain acquired tangible assets by independently developing ranges of comparable land sales and estimated replacement costs of building and improvements and comparing those ranges to the amounts determined by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 20, 2023

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Net investment in real estate properties	$6,733,878	$4,820,892
Investment in unconsolidated joint venture partnership(s)	19,668	101,769
Cash and cash equivalents	79,524	216,848
Restricted cash	499	887
Investment in available-for-sale debt securities, at fair value	60,033	—
Derivative instruments	99,333	5,817
DST Program Loans	152,402	68,772
Other assets	78,138	34,124
Total assets	$7,223,475	$5,249,109
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$125,930	$42,211
Debt, net	2,827,613	2,245,673
Intangible lease liabilities, net	97,399	76,432
Financing obligations, net	1,262,666	483,964
Distribution fees payable to affiliates	92,145	85,419
Other liabilities	194,822	116,064
Total liabilities	4,600,575	3,049,763
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	69,553	15,687
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 227,265 and 206,129 shares issued and outstanding, respectively	2,272	2,061
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 20,577 and 13,649 shares issued and outstanding, respectively	206	136
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 66,702 and 37,391 shares issued and outstanding, respectively	667	374
Additional paid-in capital	3,219,132	2,475,715
Accumulated deficit and distributions	(739,497)	(297,570)
Accumulated other comprehensive income	70,255	2,631
Total stockholders’ equity	2,553,035	2,183,347
Noncontrolling interests	312	312
Total equity	2,553,347	2,183,659
Total liabilities and equity	$7,223,475	$5,249,109

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenues:
Rental revenues	$391,605	$177,069	$79,396
Debt-related income	420	—	—
Total revenues	392,025	177,069	79,396
Operating expenses:
Rental expenses	94,276	42,719	19,550
Real estate-related depreciation and amortization	265,970	112,201	46,483
General and administrative expenses	13,265	8,886	6,973
Advisory fees	67,561	28,558	9,653
Performance participation allocation	140,505	81,185	9,640
Acquisition costs and reimbursements	5,322	3,735	3,166
Total operating expenses	586,899	277,284	95,465
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	97	(54,296)	1,790
Interest expense	150,824	30,463	13,012
(Gain) loss on derivative instruments	(28,628)	177	—
Other income and expenses	(4,252)	(732)	(696)
Total other (income) expenses	118,041	(24,388)	14,106
Net loss	(312,915)	(75,827)	(30,175)
Net loss attributable to redeemable noncontrolling interests	4,874	498	83
Net income attributable to noncontrolling interests	(38)	(20)	(5)
Net loss attributable to common stockholders	$(308,079)	$(75,349)	$(30,097)
Weighted-average shares outstanding—basic	295,683	201,169	113,145
Weighted-average shares outstanding—diluted	300,216	202,480	113,506
Net loss per common share—basic and diluted	$(1.04)	$(0.37)	$(0.27)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Net loss	$(312,915)	$(75,827)	$(30,175)
Change from cash flow hedging activities	68,341	12,462	(11,999)
Change from activities related to available-for-sale securities	326	—	—
Comprehensive loss	$(244,248)	$(63,365)	$(42,174)
Comprehensive loss attributable to redeemable noncontrolling interests	3,831	417	142
Comprehensive loss attributable to common stockholders	$(240,417)	$(62,948)	$(42,032)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
Balance as of December 31, 2019	49,275	$492	$451,526	$(47,730)	$2,190	$1	$406,479
Net (loss) income (excludes $83 attributable to redeemable noncontrolling interests)	—	—	—	(30,097)	—	5	(30,092)
Change from cash flow hedging activities (excludes $59 attributable to redeemable noncontrolling interests)	—	—	—	—	(11,940)	—	(11,940)
Issuance of common stock	92,689	928	967,663	—	—	—	968,591
Share-based compensation	—	—	1,544	—	—	—	1,544
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(46,594)	—	—	—	(46,594)
Trailing distribution fees	—	—	(39,127)	10,634	—	—	(28,493)
Redemptions of common stock	(493)	(5)	(4,862)	—	—	—	(4,867)
Preferred interest in Subsidiary REITs	—	—	—	—	—	125	125
Distributions to stockholders (excludes $197 attributable to redeemable noncontrolling interests)	—	—	—	(61,582)	—	(5)	(61,587)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(351)	—	—	—	(351)
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $498 attributable to redeemable noncontrolling interests)	—	—	—	(75,349)	—	20	(75,329)
Change from cash flow hedging activities (excludes $81 attributable to redeemable noncontrolling interests)	—	—	—	—	12,381	—	12,381
Issuance of common stock	118,048	1,180	1,251,931	—	—	—	1,253,111
Share-based compensation	—	—	1,618	—	—	—	1,618
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,537)	—	—	—	(22,537)
Trailing distribution fees	—	—	(56,480)	16,022	—	—	(40,458)
Redemptions of common stock	(2,350)	(24)	(25,085)	—	—	—	(25,109)
Preferred interest in Subsidiary REITs	—	—	—	—	—	186	186
Distributions to stockholders (excludes $715 attributable to redeemable noncontrolling interests)	—	—	—	(109,468)	—	(20)	(109,488)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(3,531)	—	—	—	(3,531)
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $4,874 attributable to redeemable noncontrolling interests)	—	—	—	(308,079)	—	38	(308,041)
Change from cash flow hedging activities and available-for-sale securities (excludes $1,043 attributable to redeemable noncontrolling interests)	—	—	—	—	67,624	—	67,624
Issuance of common stock	71,518	715	1,036,312	—	—	—	1,037,027
Share-based compensation, net of cancellations	(34)	—	1,676	—	—	—	1,676
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(27,447)	—	—	—	(27,447)
Trailing distribution fees	—	—	(33,901)	27,175	—	—	(6,726)
Redemptions of common stock	(14,109)	(141)	(213,303)	—	—	—	(213,444)
Distributions to stockholders (excludes $2,493 attributable to redeemable noncontrolling interests)	—	—	—	(161,023)	—	(38)	(161,061)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(19,920)	—	—	—	(19,920)
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Operating activities:
Net loss	$(312,915)	$(75,827)	$(30,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	265,970	112,201	46,483
Amortization of deferred financing costs	7,863	2,354	1,221
Financing obligation liability appreciation	26,568	—	—
Equity in loss (income) from unconsolidated joint venture partnership(s)	97	(54,296)	1,790
(Gain) loss on changes in fair value of interest rate caps	(25,175)	177	—
Performance participation allocation	140,505	81,185	9,640
Straight-line rent and amortization of above- and below-market leases	(34,448)	(14,719)	(7,744)
Other	2,205	1,408	1,332
Changes in operating assets and liabilities
Tenant receivables and other assets	1,298	(6,633)	(140)
Accounts payable and accrued liabilities	27,018	10,579	1,177
Due from / to affiliates, net	2,587	6,157	(8,008)
Net cash provided by operating activities	101,573	62,586	15,576
Investing activities:
Real estate acquisitions	(1,549,477)	(2,621,687)	(473,610)
Incremental investment to acquire joint venture partnership portfolio	(259,526)	(584,809)	—
Capital expenditures	(199,238)	(30,408)	(8,930)
Investment in unconsolidated joint venture partnership(s)	(9,022)	(7,505)	(325,890)
Distributions from joint venture partnership	—	5,200	—
Purchases of available-for-sale debt securities	(59,650)	—	—
Other	129	—	—
Net cash used in investing activities	(2,076,784)	(3,239,209)	(808,430)
Financing activities:
Proceeds from mortgage note	367,830	1,078,390	118,500
Net (repayments of) proceeds from line of credit	90,000	—	(107,000)
Proceeds from term loan	135,000	600,000	107,500
Debt issuance costs paid	(18,000)	(13,776)	(1,050)
Interest rate cap premium	(2,963)	(200)	—
Proceeds from issuance of common stock, net	937,777	1,185,844	900,810
Proceeds from financing obligations, net	672,045	415,192	—
Offering costs paid in connection with issuance of common stock and private placements	(5,464)	(26,205)	(10,333)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(57,872)	(37,312)	(19,084)
Distribution fees paid to affiliates	(26,495)	(15,365)	(9,901)
Redemptions of common stock	(213,444)	(25,109)	(4,867)
Redemptions of redeemable noncontrolling interests	(40,915)	—	—
Net cash provided by financing activities	1,837,499	3,161,459	974,575
Net (decrease) increase in cash, cash equivalents and restricted cash	(137,712)	(15,164)	181,721
Cash, cash equivalents and restricted cash, at beginning of period	217,735	232,899	51,178
Cash, cash equivalents and restricted cash, at end of period	$80,023	$217,735	$232,899

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Ares Industrial Real Estate Income Trust Inc. is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company”, “we”, “our”, “us” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by our advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including our former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of this transaction, Ares Commercial Real Estate Management LLC became our new advisor (the “New Advisor”). Ares did not acquire our former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and we now consider the Ares real estate group (“AREG”) to be our Sponsor. See “Note 11” for additional information regarding this transaction. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean BCI IV Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate group for periods thereafter.

AIREIT was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, its charter and bylaws do not preclude it from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2022, we owned and managed a real estate portfolio that included 243 industrial buildings. AIREIT operates as one reportable segment comprised of industrial real estate.

We currently operate and have been elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership, of which we are the sole general partner and a limited partner.

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

Basis of Consolidation

The consolidated financial statements include the accounts of AIREIT, the Operating Partnership, and its wholly-owned subsidiaries, as well as amounts related to noncontrolling interests and redeemable noncontrolling interests. See “Noncontrolling Interests” and “Redeemable Noncontrolling Interests” below for further detail concerning the accounting policies regarding noncontrolling interests and redeemable noncontrolling interests. All material intercompany accounts and transactions have been eliminated.

We consolidate all entities in which we have a controlling financial interest through majority ownership or voting rights and variable interest entities for which we are the primary beneficiary. In determining whether we have a controlling financial interest in a partially owned entity and the requirement to consolidate the accounts of that entity, we consider whether the entity is a variable interest entity

(“VIE”) and whether we are the primary beneficiary. We are the primary beneficiary of a VIE when we have (i) the power to direct the most significant activities impacting the economic performance of the VIE and (ii) the obligation to absorb losses or receive benefits significant to the VIE. Entities that do not qualify as VIEs are generally considered voting interest entities (“VOEs”) and are evaluated for consolidation under the voting interest model. VOEs are consolidated when we control the entity through a majority voting interest or other means. When the requirements for consolidation are not met and we have significant influence over the operations of the entity, the investment is accounted for under the equity method of accounting. Equity method investments are initially recorded at cost and subsequently adjusted for our pro-rata share of net income, contributions and distributions.

The Operating Partnership meets the criteria of a VIE as the Operating Partnership’s limited partners do not have the right to remove the general partner and do not have substantive participating rights in the operations of the Operating Partnership. Pursuant to the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”), we are the primary beneficiary of the Operating Partnership as we have the obligation to absorb losses and receive benefits, and the power to control substantially all of the activities which most significantly impact the economic performance of the Operating Partnership. As such, the Operating Partnership continues to be consolidated within our consolidated financial statements.

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

Investment in Real Estate Properties

We first determine whether an acquisition constitutes a business or asset acquisition. Upon determination of an asset acquisition, the purchase price of a property is allocated to land, building and improvements, and intangible lease assets and liabilities. The allocation of the purchase price to building is based on management’s estimate of the property’s “as-if” vacant fair value. The “as-if” vacant fair value is determined by using all available information such as the replacement cost of such asset, appraisals, property condition reports, market data and other related information. The allocation of the purchase price to intangible lease assets represents the value associated with the in-place leases, which may include lost rent, leasing commissions, tenant improvements, legal and other related costs. The allocation of the purchase price to above-market lease assets and below-market lease liabilities results from in-place leases being above or below management’s estimate of fair market rental rates at the acquisition date and are measured over a period equal to the remaining term of the lease for above-market leases and the remaining term of the lease, plus the term of any below-market fixed-rate renewal option periods, if applicable, for below-market leases. Intangible lease assets, above-market lease assets, and below-market lease liabilities are collectively referred to as “intangible lease assets and liabilities.”

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2022 or 2021 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the balance sheets when certain criteria are met.

The results of operations for acquired properties are included in the consolidated statements of operations from their respective acquisition dates. Intangible lease assets are amortized to real estate-related depreciation and amortization over the remaining lease term. Above-market lease assets are amortized as a reduction in rental revenues over the remaining lease term and below-market lease liabilities are amortized as an increase in rental revenues over the remaining lease term, plus any applicable fixed-rate renewal option periods. We expense any unamortized intangible lease asset or records an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability when a customer terminates a lease before the stated lease expiration date.

Land, building, building improvements, tenant improvements, lease commissions, and intangible lease assets and liabilities, which are collectively referred to as “real estate assets,” are stated at historical cost less accumulated depreciation and amortization. Costs associated with the development and improvement of our real estate assets are capitalized as incurred. These costs include capitalized interest and development fees. Other than the transaction costs associated with the acquisition of a property described above, we do not capitalize any other costs, such as taxes, salaries or other general and administrative expenses. See “Capitalized Interest” below for additional detail. Costs incurred in making repairs and maintaining real estate assets are expensed as incurred.

Real estate-related depreciation and amortization are computed on a straight-line basis over the estimated useful lives as described in the following table:

Land	Not depreciated
Building and improvements	5 to 40 years
Tenant improvements	Lesser of useful life or lease term
Lease commissions	Over lease term
Intangible lease assets	Over lease term
Above-market lease assets	Over lease term
Below-market lease liabilities	Over lease term, including below-market fixed-rate renewal options

Certain of our investments in real estate are subject to ground leases, for which a lease liability and corresponding right of use asset are recognized. We calculate the amount of the lease liability and right of use asset by taking the present value of the remaining lease payments and adjusting the right of use asset for any existing straight-line ground rent liability and acquired ground lease intangibles. An estimated incremental borrowing rate of a loan with a similar term as the ground lease is used as the discount rate. The lease liability is included as a component of other liabilities, and the related right of use asset is recorded as a component of net investments in real estate properties on our consolidated balance sheets. The amortization of the below-market ground lease is recorded as an adjustment to real estate-related depreciation and amortization on our consolidated statements of operations.

Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value.

Investment in Unconsolidated Joint Venture Partnerships

We analyze our investment in an unconsolidated joint venture under GAAP to determine if the joint venture is a VIE and whether the requisite substantial participating rights described in the GAAP are held by the partners not affiliated with us. If the joint venture is not a VIE and the partners not affiliated with us hold substantial participating rights, we account for our investment in the joint venture under the equity method. Under the equity method, the investment is initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net (income) loss, distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investment in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in (income) loss of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investment in unconsolidated joint venture partnerships for the year ended December 31, 2022. See “Note 4” for additional information regarding our investment in unconsolidated joint venture partnerships.

We may earn performance-based incentive fees based on a joint venture’s cumulative returns over a certain time period. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents and interest rates. As these key inputs are highly volatile and out of our control, and such volatility can materially impact its performance-based incentive fee period over period, recognition of the performance-based incentive fee income is limited to amounts for which it is probable that a significant income reversal will not occur. See “Note 4” for additional information on the BTC II Partnership incentive fee distribution.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Derivative Instruments

Our derivative instruments are used to manage exposure to variability in expected future interest payments and are recorded at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. As of December 31, 2022, our interest rate swap derivative instruments are designated as cash flow hedges. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt.

As of December 31, 2022, our interest rate cap derivative instruments are not designated as hedges. For derivatives that are not designated and do not qualify as hedges, we present changes in the fair value as a component of gain (loss) on derivative instruments on the consolidated statements of income. We do not use derivative instruments for trading or speculative purposes.

Available-for-Sale Debt Securities

We acquire debt securities that are collateralized by mortgages on commercial real estate properties primarily for cash management and investment purposes. On the acquisition date, we designate investments in commercial real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income.

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the year ended December 31, 2022, and we did not have any available-for-sale debt securities during the years ended December 31, 2021 and 2020.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) when management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current.

As of December 31, 2022, we had five debt security investments designated as available-for-sale debt securities. The following table summarizes our investments in available-for-sale debt securities as of December, 31, 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net	Fair Value
Available-for-sale debt securities	$62,420	$59,708	$2,712	$326	$60,033

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations. These costs are amortized to interest expense over the expected terms of the related credit facilities. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date.

Accumulated amortization of debt issuance costs was approximately $11.9 million and $5.3 million as of December 31, 2022 and 2021, respectively. Our interest expense for the years ended December 31, 2022, 2021 and 2020 included $7.1 million, $2.4 million and $1.2 million, respectively, of amortization of debt issuance costs.

Accumulated amortization of financing costs associated with financing obligations was approximately $0.8 million as of December 31, 2022. Our interest expense for the year ended December 31, 2022 included $0.8 million of amortization of financing costs associated with financing obligations. As of December 31, 2021, we had no accumulated amortization of financing costs associated with financing obligations and no amortization expense was incurred for the years ended December 31, 2021 and 2020.

Capitalized Interest

We capitalize interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2022, 2021 and 2020, approximately $7.3 million, $1.2 million and $0.6 million of interest was capitalized, respectively.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class D shares in the primary portion of our public offerings. We accrue for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class D shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 11” for additional information regarding when distribution fees become payable.

Noncontrolling Interests

Due to our control of the Operating Partnership through our sole general partner interest and our limited partner interest, we consolidate the Operating Partnership. The limited partner interests not owned by us are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity. As the limited partner interests do not participate in the profits and losses of the Operating Partnership, there is no net income or loss attributable to this portion of noncontrolling interests on the consolidated statement of operations.

Noncontrolling interests also represent the portion of equity in an acquired subsidiary real estate investment trust (“Subsidiary REIT”), that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. See “Note 11” for additional information regarding the Subsidiary REIT.

Reclassifications

Certain items in our consolidated balance sheets, statements of operations, cash flows and certain tables in our footnotes for the years ended December 31, 2021 and 2020 have been reclassified to conform to the 2022 presentation.

Redeemable Noncontrolling Interests

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Former Sponsor as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the Amended and Restated Advisory Agreement (2022), effective as of May 1, 2022 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The Former Sponsor held, either directly or indirectly, OP Units, and subsequent to the Transaction (as defined in “Note 11”), the Former Sponsor transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the Partnership Agreement, the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 9” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the tenant is probable. If the collectability is not probable we recognize revenue when the payment has been received. If the collectability is determined to be probable we record rental revenue on a straight-line basis over the full lease term. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our tenants on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2022, we have a $0.5 million allowance for doubtful accounts. These amounts are included in our other assets on the consolidated balance sheets. As of December 31, 2021, we had no allowance for doubtful accounts.

In connection with property acquisitions, we may acquire leases with rental rates above or below estimated market rental rates. Above-market lease assets are amortized as a reduction to rental revenue over the remaining lease term, and below-market lease liabilities are amortized as an increase to rental revenue over the remaining lease term, plus any applicable fixed-rate renewal option periods.

We expense any unamortized intangible lease asset or record an adjustment to rental revenue for any unamortized above-market lease asset or below-market lease liability by reassessing the estimated remaining useful life of such intangible lease asset or liability when it becomes probable a customer will terminate a lease before the stated lease expiration date.

Upon disposition of a real estate asset, we will evaluate the transaction to determine if control of the asset, as well as other specified criteria, has been transferred to the buyer to determine proper timing of recognizing gains or losses.

Debt-related income is accrued based on the outstanding principal amount and the contractual terms of each debt security. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering expenses associated with our public offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 11” for additional information regarding organization and offering expenses.

Income Taxes

As a REIT, we generally are not subject to federal income taxes on net income we distribute to stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income.

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units. See “Note 12” for additional information regarding net income (loss) per share.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. We believe it mitigates this risk by investing our cash with high-credit quality financial institutions. As our revenues predominantly consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when its source of revenue is highly concentrated from certain of its customers. As of December 31, 2022, no customers represented more than 10.0% of total annualized base rent of its properties.

Fair Value Measurements

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon settlement.

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

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of December 31, 2022 and 2021, our consolidated investments in real estate properties consisted of 243 and 193 industrial buildings, respectively. Additionally, investment in real estate properties includes nine buildings under construction, two buildings in the pre-construction phase as of December 31, 2022 and one building in the pre-construction phase as of December 31, 2021.

	As of December 31,
(in thousands)	2022	2021
Land	$1,284,003	$918,000
Building and improvements (1)	5,139,402	3,719,548
Intangible lease assets	479,532	342,538
Construction in progress	285,214	27,075
Investment in real estate properties	7,188,151	5,007,161
Less accumulated depreciation and amortization	(454,273)	(186,269)
Net investment in real estate properties	$6,733,878	$4,820,892
(1)	Includes site improvements. Depreciable site improvement amounts as of December 31, 2021 been reclassified from land to building and improvements to conform to 2022 presentation. This reclassification had no impact on depreciation amounts.

Acquisitions

During the years ended December 31, 2022 and 2021, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Build-to-Core Logistics Portfolio II (2)(3)	2/15/2022	9	$359,202
Northlake Logistics Crossing	2/17/2022	—	21,569
Tampa Commerce Center	4/1/2022 & 5/25/2022	—	6,270
Medley 104 Industrial Center	4/18/2022	1	53,670
IDI U.S. Logistics Portfolio	4/28/2022 & 7/6/2022	7	419,970
Chicago Growth Portfolio	5/9/2022	14	182,135
4 Studebaker	5/12/2022	1	33,188
Southeast Orlando Portfolio	5/19/2022	5	138,540
I-465 East Logistics Center	5/26/2022	1	18,923
Industry Corporate Center	6/2/2022	1	52,086
County Line Corporate Park	6/8/2022	—	62,080
Robbinsville Distribution Center	6/10/2022	—	364
Innovation I & II Corporate Center	6/17/2022	2	63,939
IDI 2022 National Portfolio	6/22/2022	6	246,773
I-80 Logistics Park I-II	6/29/2022	1	138,530
Commonwealth Logistics Center	6/30/2022	—	8,927
County Line Corporate Park II (4)	12/28/2022	1	82,478
Total Acquisitions		49	$1,888,644

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2021 Acquisitions:
Gerwig Distribution Center	1/8/2021	1	$19,274
Harvill Business Center	3/10/2021	1	60,588
Princess Logistics Center	4/12/2021	1	74,075
Rancho Cucamonga Business Center	5/28/2021	1	24,624
Norton Distribution Center	6/1/2021	1	32,413
Build-To-Core Logistics Portfolio (3)	6/15/2021	22	876,731
Benchmark Distribution Center	6/18/2021	1	19,651
Key Logistics Portfolio	7/14/2021	48	916,766
Stonewood Logistics Center	7/16/2021	1	19,343
Heron Industrial Center	7/21/2021	1	25,999
Colony Crossing Logistics Portfolio	8/17/2021	2	21,569
Harvill Industrial Center Land	8/23/2021	—	7,532
Commerce Farms Logistics Center	8/25/2021	1	63,821
North County Commerce Center	8/30/2021	5	147,132
Performance Distribution Center	9/7/2021	1	29,532
Madison Distribution Center	9/17/2021	1	13,002
355 Logistics Center	10/1/2021	2	65,422
1 Stanley Drive	10/6/2021	1	22,239
Gilbert Gateway Commerce Park	10/6/2021	3	88,155
California Business Center	10/21/2021	2	31,070
Molto Portfolio	11/17/2021	6	204,964
Walker Mill Industrial Center	11/18/2021	1	17,205
Greater Boston Portfolio	11/22/2021	2	37,358
McDonald Portfolio	12/16/2021	14	395,754
Valwood Industrial Center	12/17/2021	4	43,132
Riggs Hill Industrial Center	12/17/2021	1	5,659
Port Crossing Logistics Center	12/21/2021	1	31,994
Hainesport Commerce Center	12/21/2021	1	132,810
Beltway Logistics Center	12/22/2021	1	28,053
Clackamas Industrial Center	12/23/2021	1	51,174
Total Acquisitions		128	$3,507,041
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 and 2021 acquisitions.
(2)	Two land parcels included in the acquisition of the Build-to-Core Logistics Portfolio II.
(3)	Refer to “Note 4” for further detail regarding the acquisitions of the Build-To-Core Logistics Portfolio and the Build-To-Core Logistics Portfolio II as a result of the BTC I Partnership Transaction and the BTC II Partnership Transaction (as defined in “Note 4”).
(4)	Two properties under construction included in the acquisition of County Line Corporate Park II.

During the years ended December 31, 2022 and 2021, we allocated the purchase price of our acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021
Land	$366,128	$577,291
Building and improvements (1)	1,376,360	2,776,519
Intangible lease assets	122,357	210,332
Above-market lease assets	2,507	6,417
Construction in progress	62,059	8,067
Below-market lease liabilities	(40,767)	(71,585)
Total purchase price (2)	$1,888,644	$3,507,041
(1)	Includes site improvements. Depreciable site improvement amounts as of December 31, 2021 been reclassified from land to building and improvements to conform to 2022 presentation. This reclassification had no impact on depreciation amounts.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2022 and 2021 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2022 and 2021, as of the respective date of each acquisition, were both 4.9 years.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2022 and 2021 included the following:

	As of December 31, 2022			As of December 31, 2021
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$466,663	$(158,757)	$307,906	$332,176	$(74,001)	$258,175
Above-market lease assets (1)	12,869	(3,872)	8,997	10,362	(1,838)	8,524
Below-market lease liabilities	(129,823)	32,424	(97,399)	(89,056)	12,624	(76,432)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2022, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Year 1	$85,449	$2,066	$23,541
Year 2	65,473	1,741	19,159
Year 3	49,214	1,551	16,165
Year 4	34,399	1,269	11,902
Year 5	20,532	813	6,418
Thereafter	52,839	1,557	20,214
Total	$307,906	$8,997	$97,399

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2022, excluding rental revenues from the potential renewal or replacement of existing leases, were as follows for the next five years and thereafter:

As of
(in thousands)	December 31, 2022
Year 1	$302,379
Year 2	277,661
Year 3	236,649
Year 4	188,981
Year 5	138,921
Thereafter	331,273
Total	$1,475,864

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$16,682	$9,101	$4,859
Above-market lease amortization	(2,034)	(1,144)	(483)
Below-market lease amortization	19,800	6,762	3,368
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$181,214	$70,898	$25,489
Intangible lease asset amortization	84,756	41,303	20,994

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

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

On June 15, 2021, we entered into a transaction with our joint venture partners in the BTC I Partnership, pursuant to which we agreed to split the real property portfolio of the BTC I Partnership in an equitable manner, such that following the split, we and QR Master Holdings USA II LP, each owned a 100% interest in approximately half of the portfolio of the BTC I Partnership (the “BTC I Partnership Transaction”). We have no further interest in the BTC I Partnership as a result of the BTC I Partnership Transaction.

On February 15, 2022, we, along with our joint venture partners in the BTC II Partnership, entered into a transaction to split the majority of the properties in the BTC II Partnership’s portfolio amongst three of the four joint venture partners, with the fourth joint venture partner’s respective interest in such properties having been redeemed for $24.9 million (the “BTC II Partnership Transaction”). We have no further interest in the BTC II Partnership as a result of the BTC II Partnership Transaction.

Concurrently with the BTC II Partnership Transaction, we and our joint venture partners formed a new joint venture partnership (the “BTC II B Partnership”), through which we co-own five properties that were part of the original BTC II Partnership’s portfolio and were not part of the BTC II Partnership Transaction. We own an 8.0% interest in the BTC II B Partnership as general partner and as a limited partner.

We have elected the cost accumulation and allocation model to account for the BTC I Partnership Transaction and the BTC II Partnership Transaction, which allocates the cost of the acquisition at the carrying amount of the previously held interests, along with the incremental consideration paid and transaction costs incurred based on relative fair values.

We have reported our investments in the BTC Partnerships and the BTC II B Partnership under the equity method on our consolidated balance sheets, because with respect to the BTC Partnerships, for the periods prior to the BTC I Partnership Transaction and the BTC II Partnership Transaction, we had the ability to exercise significant influence but did not have control over the partnerships. Similarly, with respect to the BTC II B Partnership, we have the ability to exercise significant influence but do not have control of the partnership.

As of December 31, 2022, we had an 8.0% interest in the BTC II B Partnership, which includes five properties that were either under construction or in the pre-construction phase, with a book value of our investment in the BTC II B Partnership of $19.7 million, which includes $5.3 million of outside basis difference. The outside basis difference originated from the difference between the contributions we made for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of our share of the underlying net assets and liabilities of the BTC II B Partnership.

5. DEBT

Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. A summary of our debt is as follows:

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2022	2021	Maturity Date	2022	2021
Line of credit (1)	5.71%	1.40%	March 2025	$90,000	$—
Term loan (2)	2.87	2.23	March 2027	550,000	415,000
Term loan (3)	3.65	1.66	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	2.93	August 2024 - January 2029	996,720	628,890
Floating-rate mortgage notes (5)	3.68	1.74	January 2025 - July 2025	617,250	617,250
Total principal amount / weighted-average (6)	3.55%	2.14%		$2,853,970	$2,261,140
Less unamortized debt issuance costs				(26,784)	(16,106)
Add unamortized mark-to-market adjustment on assumed debt				427	639
Total debt, net				$2,827,613	$2,245,673
Gross book value of properties encumbered by debt				$2,389,179	$1,835,561
(1)	The effective interest rate is calculated based on either: (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of December 31, 2022, total commitments for the line of credit were $1.0 billion, and the unused and available portions under the line of credit were both $910.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of December 31, 2022, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings. As of December 31, 2022, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.

(4)	Interest rates range from 2.85% to 4.71%. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of an interest rate cap agreement on $170.0 million of borrowings. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreements.
(6)	The weighted-average remaining term of our consolidated debt was approximately 3.6 years as of December 31, 2022, excluding any extension options on the line of credit and the floating-rate mortgage notes.

For the years ended December 31, 2022, 2021 and 2020, the amount of interest incurred related to our consolidated indebtedness was $82.2 million, $23.5 million and $12.6 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2022, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2023	$—	$—	$—	$—
2024	—	—	38,000	38,000
2025	90,000	—	985,080	1,075,080
2026	—	600,000	—	600,000
2027	—	550,000	129,750	679,750
Thereafter	—	—	461,140	461,140
Total principal payments	$90,000	$1,150,000	$1,613,970	$2,853,970
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025 and the $367.8 million mortgage note matures in July 2025 and the terms of both may be extended pursuant to two one-year extension options, subject to certain conditions.

As of December 31, 2022, we have no indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of December 31, 2022.

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

For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt. As of December 31, 2022, the interest rate cap derivative instruments are not designated as hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $39.0 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets as of December 31, 2022 and 2021:

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of December 31, 2022
Interest rate swaps	17	$1,442,830	Derivative instruments	$70,994
Interest rate caps	2	578,000	Derivative instruments	28,339
Total derivative instruments	19	$2,020,830		$99,333
As of December 31, 2021
Interest rate swaps	10	$575,000	Derivative instruments	$2,653
Interest rate caps	2	578,000	Derivative instruments	3,164
Total derivative instruments	12	$1,153,000		$5,817

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$73,592	$8,298	$(14,140)
Amount reclassified from AOCI (out of) into interest expense	(5,251)	4,164	2,141
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	150,824	30,463	13,012
Derivative Instruments Not Designated as Cash Flow Hedges
Gain (loss) recognized in other (income) expenses	$28,628	$(177)	$—

6. DST PROGRAM

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

Under the master lease, we are responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the Delaware statutory trust that owns such property. As such, for financial reporting purposes (and not for income tax purposes), the DST Properties are included in our consolidated financial statements, with the master lease rent payment obligations taking the place of the cost of equity and debt capital. Accordingly, for financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line item on the consolidated statements of operations. Consistent with the foregoing, rental payments made to the Delaware statutory trusts pursuant to the master lease agreements are accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as an accretion or amortization of the outstanding principal balance of the financing obligations. The net amount we receive from the underlying properties subject to the master lease may be more or less than the amount we pay to the investors of the DST Program and could fluctuate over time.

Consistent with the financial reporting position described herein, the proceeds from each private placement under the DST Program are accounted for as a financing obligation on the consolidated balance sheets due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the Delaware statutory trusts and thereby acquire the real property owned by the Delaware statutory trusts. Consistent with the financial reporting position described herein, upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program are accounted for as deferred financing costs and are netted against the financing obligation.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. As of December 31, 2022 and 2021, there were approximately $152.4 million and $68.8 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations.

The following table presents our DST Program activity for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020 (1)
DST Interests sold	$768,639	$492,168	$—
DST Interests financed by DST Program Loans (2)	83,630	68,772	—
Income earned from DST Program Loans (3)	4,811	861	—
Financing obligation liability appreciation (4)	26,568	—	—
Rent obligation incurred under master lease agreements (4)	41,702	6,039	—
(1)	The DST Program was not in place during the year ended December 31, 2020.
(2)	DST Program Loans are presented net of repayments.
(3)	Included in other income and expenses on consolidated statements of operations.
(4)	Included in interest expense on consolidated statements of operations.

Refer to “Note 11” for detail relating to the fees paid to the Advisor, the Dealer Manager and their affiliates for raising capital through the DST Program.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2022
Assets
Interest rate swaps	$—	$70,994	$—	$70,994
Interest rate caps	—	28,339	—	28,339
Available-for-sale debt securities	—	60,033	—	60,033
Total assets measured at fair value	$—	$159,366	$—	$159,366
As of December 31, 2021
Assets
Interest rate swaps	$—	$2,653	$—	$2,653
Interest rate caps		3,164		3,164
Total assets measured at fair value	$—	$5,817	$—	$5,817

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative Instruments. The derivative instruments are interest rate swaps and interest rate caps whose fair value is estimated using market-standard valuation models. Such models involve using market-based observable inputs, including interest rate curves. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the derivative instruments being unique and not actively traded, the fair value is classified as Level 2. See “Note 5” above for further discussion of our derivative instruments.

Available-for-Sale Debt Securities. The available-for-sale debt securities are debt securities collateralized by mortgages on commercial real estate properties whose fair value is estimated using third-party broker quotes, which provide valuation estimates based upon contractual cash flows, observable inputs comprising credit spreads and market liquidity. We incorporate credit valuation adjustments to appropriately reflect both our nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements, which we have concluded are not material to the valuation. Due to the available-for-sale debt securities being unique and not actively traded, the fair value is classified as Level 2.

Nonrecurring Fair Value Measurements

As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of December 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$152,402	$146,728	$68,772	$68,772
Liabilities:
Term loans	1,150,000	1,150,000	1,015,000	1,015,000
Mortgage notes	1,613,970	1,521,046	1,246,140	1,247,307
(1)	The carrying value reflects the principal amount outstanding.

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

During the year ended December 31, 2022, we raised gross proceeds of approximately $1.0 billion from the sale of approximately 71.3 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $76.4 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares (1)	Shares
Balance as of December 31, 2019	45,240	2,736	1,299	49,275
Issuance of common stock:
Primary shares	83,136	5,032	1,451	89,619
DRIP	2,622	155	64	2,841
Stock grants	—	—	229	229
Redemptions	(433)	(57)	(3)	(493)
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	73,534	5,614	33,790	112,938
DRIP	4,234	283	387	4,904
Stock grants, net of cancellations	—	—	233	233
Redemptions	(2,204)	(114)	(32)	(2,350)
Forfeitures	—	—	(27)	(27)
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	40,034	7,308	18,636	65,978
DRIP	4,002	355	981	5,338
Stock grants, net of cancellations	—	—	193	193
Redemptions	(9,120)	(735)	(4,254)	(14,109)
Conversions	(13,780)	—	13,780	—
Forfeitures	—	—	(25)	(25)
Balance as of December 31, 2022	227,265	20,577	66,702	314,544

(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 11” for additional information.

Distributions. The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2022
December 31	$0.13625	$14,969	$618	$20,516	$7,363	$43,466
September 30	0.13625	14,593	618	19,942	7,304	42,457
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.54500	$56,279	$2,493	$77,569	$27,175	$163,516
2021
December 31	$0.13625	$12,429	$179	$16,900	$5,146	$34,654
September 30	0.13625	11,020	178	15,219	4,263	30,680
June 30	0.13625	8,552	179	12,295	3,373	24,399
March 31	0.13625	6,721	179	10,310	3,240	20,450
Total	$0.54500	$38,722	$715	$54,724	$16,022	$110,183
2020
December 31	$0.13625	$6,159	$50	$9,315	$3,230	$18,754
September 30	0.13625	5,601	49	8,451	2,952	17,053
June 30	0.13625	5,194	49	7,812	2,710	15,765
March 31	0.13625	3,339	49	5,077	1,742	10,207
	$0.54500	$20,293	$197	$30,655	$10,634	$61,779
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 11” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2022, 2021 and 2020. All eligible redemption requests were fulfilled for the periods presented. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Number of eligible shares redeemed	14,109	2,350	493
Aggregate dollar amount of shares redeemed	$213,444	$25,109	$4,867
Average redemption price per share	$15.13	$10.68	$9.87

9. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the Advisory Agreement. The Former Sponsor subsequently transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
($ in thousands)	2022	2021
Balance at beginning of the year	$15,687	$3,648
Settlement of prior year performance participation allocation (1)	81,185	9,640
Distributions to redeemable noncontrolling interests	(2,493)	(715)
Redemptions of redeemable noncontrolling interests (2)	(40,915)	—
Net loss attributable to redeemable noncontrolling interests	(4,874)	(498)
Change from cash flow hedging activities and available-for-sale securities attributable to redeemable noncontrolling interests	1,043	81
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	19,920	3,531
Ending balance	$69,553	$15,687
(1)	The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP Units in January 2022 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of the Special Units, for the first six months of 2021, the Special Unit Holder designated 3,221,460 of these Class I OP Units to entities affiliated with our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter. The 2020 performance participation allocation in the amount of $9.6 million became payable to the Former Sponsor, as the former holder of the Special Units, on December 31, 2020. At the Former Advisor’s election, it was paid in the form of Class I OP Units valued at $9.6 million (based on the NAV per unit as of December 31, 2020), which were issued to the Former Sponsor in January 2021 and subsequently transferred to its members or their affiliates.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value at the end of the measurement period.

10. INCOME TAXES

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of our 2022, 2021 and 2020 distributions were:

	For the Year Ended December 31,
(unaudited)	2022	2021	2020
Ordinary income	—%	11.6%	7.1%
Non-taxable return of capital	100.0	34.8	92.9
Long-term capital gain	—	53.6	—
Total distribution	100.0%	100.0%	100.0%

The decrease in taxable income for the year ended December 31, 2022, compared to the same period of the previous year, is primarily due to (i) the increase in the incentive-based performance participation allocation to $140.5 million for the year ended December 31, 2022, as compared to $81.2 million for the same period of the previous year and (ii) our Advisor’s election to settle 55.4% of the 2022 performance participation allocation in cash instead of OP Units, which is deductible as an ordinary business deduction, as compared to the 2021 performance participation allocation, which the Advisor elected to settle entirely in OP Units, which is not deductible for tax purposes.

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2022, 2021 and 2020. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2019.

11. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement. The current term of the Advisory Agreement ends April 30, 2023, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the third public offering pursuant to the terms of the dealer manager agreement, dated as of February 11, 2022 (the “Dealer Manager Agreement”), by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the then-current advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor, and we now consider Ares real estate group to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the estate of John A. Blumberg, James R. Mulvihill and Evan H. Zucker and/or their affiliates and the Former Sponsor and the Former Advisor were jointly controlled by the estate of Mr. Blumberg, Messrs Mulvihill and Zucker and/or their respective affiliates. The Advisor, the Sponsor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the public offerings and for the investment and management of our assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, and the tenth amended and restated limited partnership agreement of the Operating Partnership.

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

We will cease paying the distribution fees with respect to individual Class T shares and Class D shares when they are no longer outstanding, including as a result of a conversion to Class I shares. Each Class T share or Class D share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the distribution reinvestment plan or received as stock dividends) equals or exceeds 8.5% of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in the primary portion of the offerings.

Advisory Fee. The advisory fee consists of a fixed component and a performance participation allocation. The fixed component of the advisory fee includes a fee that will be paid monthly to the Advisor for asset management services provided to us in an amount equal to 1/12th of 1.25% of (a) the applicable monthly NAV per Fund Interest times the weighted-average number of Fund Interests for such month and (b) the consideration received by us or our affiliates for selling interests in properties under the DST Program. Prior to February 16, 2021, the fixed component of the advisory fee was accrued in the amount of 1/12th of 0.80% of the aggregate cost of each real property asset within our portfolio. “Fund Interests” means the outstanding shares of our common stock and any OP Units held by third parties.

The performance participation allocation, which will be paid to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), is a performance-based amount in the form of an allocation and distribution. This amount will be paid to the holder of the Special Units, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Advisor, all or a portion of this amount will be paid instead to the Special Unit Holder in the form of a cash fee, as described in the Advisory Agreement.

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

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. The loss carryforward was zero as of December 31, 2022.

Organization and Offering Expenses. The Advisor agreed to advance all of our organization and offering expenses on our behalf, excluding upfront selling commissions, dealer manager fees and distribution fees, through December 31, 2019. We agreed to reimburse the Advisor for all such advanced expenses ratably over the 60 months following December 31, 2019 and reimbursed in full in January 2021, as described below. Beginning January 1, 2020, we either pay organization and offering expenses directly or reimburse the Advisor and the Dealer Manager for any organization and offering expenses that it pays on our behalf as and when incurred. Our total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary portion of the applicable offering. As such, we would not consider organization and offering expenses above that amount to be payable, but such amounts may become payable in the future. There were no organization and offering expenses owed to the Advisor by us as of December 31, 2022 and 2021. As of December 31, 2022, our cumulative organization and offering expenses had not exceeded 15.0% of the gross proceeds from the primary portion of the offerings.

Development Fees. Pursuant to the Advisory Agreement, we have agreed to pay the Advisor a development fee in connection with providing services related to the development, construction, improvement or stabilization, including tenant improvements, of development properties or overseeing the provision of these services by third parties on behalf of us. The fee will be an amount that will be equal to 4.0% of total project cost of the development property (or our proportional interest therein with respect to real property held in joint ventures or other entities that are co-owned). If the Advisor engages a third party to provide development services, the third party will be compensated directly by us, and the Advisor will receive the development fee if it provides development oversight services.

Fees from Other Services. We may retain certain of the Advisor’s affiliates, from time to time, for services relating to our investments or our operations, which may include property management services, leasing services, corporate services, statutory services, transaction support services, construction and development management, and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance, treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the advisory fees. Any such arrangements will be at market rates or reimbursement of costs.

Acquisition Expense Reimbursements. Pursuant to the Advisory Agreement, subject to certain limitations, we agreed to reimburse the Advisor for all acquisition expenses incurred on our behalf in connection with the selection, acquisition, development or origination of our investments, whether or not such investments are acquired. As these expense reimbursements were not directly attributable to a specified property, they were expensed as incurred on the consolidated statements of operations.

Property-Level Accounting Services. Pursuant to the Advisory Agreement, we have agreed to pay the Advisor a property accounting fee in connection with providing services related to accounting for real property operations, including the maintenance of the real property’s books and records in accordance with GAAP and our policies, procedures, and internal controls, in a timely manner, and the processing of real property-related cash receipts and disbursements. The property accounting fee is equal to the difference between: (i) the property management fee charged with respect to each real property, which reflects the market rate for all real property management services, including property-level accounting services, based on rates charged for similar properties within the region or market in which the real property is located, and (ii) the amount paid to third-party property management firms for property management services, which fee is based on an arm’s length negotiation with a third party property management service provider (the difference between (i) and (ii), the “property accounting fee”).

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 6,” Ares Industrial Real Estate Exchange LLC (“AIREX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.5 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.

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

DST Manager Fees. AIREX Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each Delaware statutory trust holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to AIREX Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, AIREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for the development and design of the DST Program and ongoing oversight of the offering and the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager subject to the terms of the applicable DST Program offering documents.

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

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings, and any related amounts payable:

	For the Year Ended December 31,			Payable as of
(in thousands)	2022	2021	2020	December 31, 2022	December 31, 2021
Selling commissions and dealer manager fees (1)	$22,815	$15,046	$39,190	$—	$—
Ongoing distribution fees (1)(2)	27,175	16,022	10,634	2,459	1,779
Advisory fee—fixed component	67,561	28,558	9,653	6,371	3,864
Performance participation allocation (3)	140,505	81,185	9,640	140,505	81,185
Other expense reimbursements (4)(5)	12,452	11,434	9,928	2,624	707
Property accounting fee (6)	2,803	1,262	603	269	166
DST Program selling commissions, dealer manager fees and distribution fees (1)	8,584	3,527	—	672	190
Other DST Program related costs (5)	9,974	5,925	—	145	61
Development fees (7)	8,460	937	24	471	78
Total	$300,329	$163,896	$79,672	$153,516	$88,030
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.

(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $92.1 million and $85.4 million as of December 31, 2022 and 2021, respectively.
(3)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle the amounts owed partially in cash in the amount of $77.8 million and the remainder in 4.1 million OP Units.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(7)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on our consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $11.4 million, $10.1 million and $8.3 million for the years ended December 31, 2022, 2021 and 2020 respectively, for such compensation expenses reimbursable to the Advisor.

Transactions with Affiliates

The Operating Partnership issued 100 Special Units to the Former Sponsor for consideration of $1,000. The Special Units are classified as noncontrolling interests. On July 1, 2021, the 100 Special Units were assigned to the Advisor and in December 2021, the Advisor assigned the 100 Special Units to its subsidiary, the Special Unit Holder.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. For the year ended December 31, 2021, the BTC Partnerships incurred in aggregate approximately $10.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to their respective service agreements. We had amounts due to the BTC II Partnership of approximately $0.2 million as of December 31, 2021, which were recorded in other liabilities on the consolidated balance sheets.

From the completion of the BTC II Partnership Transaction until December 31, 2022, the BTC II B Partnership incurred approximately $1.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

Expense Support Agreement

On January 1, 2019, we, the Advisor and the Operating Partnership entered into the Second Amended and Restated Expense Support Agreement (the “Expense Support Agreement”). The Expense Support Agreement amended and restated the agreement that had been entered into by us, the Operating Partnership and the Advisor in October 2016, which was subsequently amended and restated as of July 1, 2017. Pursuant to the Expense Support Agreement, the Advisor agreed to defer certain fees and fund certain of our expenses, subject to the terms of the agreement. The Expense Support Agreement was not renewed after the expiration of its effective term on December 31, 2021 and we do not expect to receive any additional expense support from the Advisor in the future.

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

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Fees deferred	$—	$—	$3,896
Other expenses supported	—	—	9,609
Total expense support from Advisor	$—	$—	$13,505
Reimbursement of previously deferred fees and other expenses supported	—	—	(13,505)
Total expense support from Advisor, net (1)	$—	$—	$—
(1)	As of December 31, 2022, 2021 and 2020, no amounts related to expense support were payable to or receivable from the Advisor.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Net loss attributable to common stockholders—basic	$(308,079)	$(75,349)	$(30,097)
Net loss attributable to redeemable noncontrolling interests	(4,874)	(498)	(83)
Net loss attributable to noncontrolling interests	38	20	5
Net loss attributable to common stockholders—diluted	$(312,915)	$(75,827)	$(30,175)
Weighted-average shares outstanding—basic	295,683	201,169	113,145
Incremental weighted-average shares outstanding—diluted	4,533	1,311	361
Weighted-average shares outstanding—diluted	300,216	202,480	113,506
Net loss per share attributable to common stockholders:
Basic	$(1.04)	$(0.37)	$(0.27)
Diluted	$(1.04)	$(0.37)	$(0.27)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Interest paid related to consolidated indebtedness, net of capitalized interest	$70,667	$21,772	$12,180
Interest paid related to DST Program	32,157	1,757	—
Distributions payable	14,499	11,747	6,450
Distributions reinvested in common stock	76,434	52,223	28,590
Net increase in DST Program Loans receivable through DST Program capital raising	83,630	68,772	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	81,185	9,640	2,913
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	91,028	279,340	—
Change in accrued future ongoing distribution fees	6,726	40,458	28,493
Change in accrued capital expenditures	58,902	2,433	2,242
Non-cash selling commissions and dealer manager fees	22,815	15,046	39,190

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Beginning of period:
Cash and cash equivalents	$216,848	$232,369	$51,178
Restricted cash	887	530	—
Cash, cash equivalents and restricted cash	$217,735	$232,899	$51,178
End of period:
Cash and cash equivalents	$79,524	$216,848	$232,369
Restricted cash	499	887	530
Cash, cash equivalents and restricted cash	$80,023	$217,735	$232,899

14. NONCONTROLLING INTERESTS

Special Units

In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Former Advisor for consideration of $1,000. On July 1, 2021, the 100 Special Units were assigned to the Advisor. In December 2021, the Special Units were assigned by the Advisor to the Special Unit Holder. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The holder of the Special Units will be paid a performance participation allocation. Refer to “Note 11” for details regarding the performance participation allocation and Class I OP Units issued as payment for the performance participation allocation. This amount will be paid to the Special Unit Holder, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Advisor, will be paid instead to the Advisor in the form of a cash fee, as described in the Advisory Agreement. The limited partner interests not owned by us are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

Subsidiary REITs

As of December 31, 2022, we indirectly own and control the managing member of three subsidiary REITs. Noncontrolling interests represent the portion of equity in the subsidiary REIT that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31, 2022 as noncontrolling interests within permanent equity. Such noncontrolling interests were issued by the Subsidiary REITS in the form of preferred shares, which are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective subsidiary REIT at our discretion, through our ownership and control of the managing member. The following table includes details for each Subsidiary REIT:

				Annual	Dividend Payable as of December 31,
Subsidiary REIT Acquisition	Date Acquired	Number of Shares	Par Value	Preferred Dividend	2022 (1)	2021 (1)
Executive Airport II	9/3/2020	125	$1,000	12.5%	$7,812	$7,812
Build-To-Core Logistics Portfolio	6/15/2021	122	$500	12.0%	$—	$—
Hainesport Commerce Center	12/21/2021	125	$1,000	12.0%	$—	$—
(1)	Recorded in accounts payable and accrued expenses on our consolidated balance sheets.

15. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2022, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2022.

16. SUBSEQUENT EVENTS

Adoption of Fifth Amended and Restated Bylaws

On March 15, 2023, the board of directors of the Company adopted and approved, effective immediately, amended and restated bylaws (the “Fifth Amended and Restated Bylaws”). Among other things, the Fifth Amended and Restated Bylaws update certain procedural requirements for the submission of stockholder nominees as a result of the effectiveness of Rule 14a-19 under the Exchange Act, including:

●	requiring that any stockholder submitting a nomination make a representation that such stockholder intends, or is part of a group which intends, to solicit holders of shares representing at least 67% of the voting power of the Company’s capital stock in support of the proposed nominee;
●	updating certain of the certifications to be made by a stockholder submitting a nomination;

●	requiring that any stockholder submitting a nomination provide the Company with reasonable documentary evidence five business days prior to the meeting to demonstrate that such stockholder has met the requirements of Rule 14a-19(a)(3) under the Exchange Act; and

●	limiting the number of nominees a stockholder may nominate for election at a meeting of stockholders to the number of directors to be elected at such meeting.

The Fifth Amended and Restated Bylaws also include certain other administrative, ministerial and conforming changes.

The foregoing description of the Fifth Amended and Restated Bylaws is only a summary of the changes to the Company’s amended and restated bylaws and is qualified in its entirety by reference to the full text of the Fifth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.4 to this Annual Report on Form 10-K and, by this reference, incorporated herein.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4*	Fifth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc.

4.1	Second Amended and Restated Share Redemption Program, effective as of February 11, 2022. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

4.3

Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

10.3

Amended and Restated Advisory Agreement (2022), dated as of May 1, 2022, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 5, 2022.

10.4*	Eleventh Amended and Restated Limited Partnership Agreement of AIREIT Operating Partnership LP, dated as of February 13, 2023.

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

10.11

Form of Indemnification Agreement entered into between Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.) and each of its executive officers and directors. Incorporated by reference to Exhibit 10.6 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the Securities and Exchange Commission on July 1, 2016.

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

10.15

Third Amended and Restated Credit Agreement, dated March 31, 2022, by and among AIREIT Operating Partnership LP, as Borrower, Wells Fargo Bank, National Association, as Lender and Administrative Agent, Bank of America, N.A., as Lender and Syndication Agent, Wells Fargo Securities, LLC, as a Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as a Joint Lead Arranger and Joint Bookrunner, Capital One, National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Truist Bank, as Lender and Joint Lead Arranger for the Revolving Credit Facility, U.S. Bank National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Regions Bank, as Lender and Joint Lead Arranger for the Term Facility and PNC Bank, National Association, as Lender and Joint Lead Arranger for the Term Facility. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2022.

10.16*

First Amendment to the Third Amended and Restated Credit Agreement, dated November 9, 2022, by and among AIREIT Operating Partnership LP, as Borrower, Wells Fargo Bank, National Association, as Lender and Administrative Agent, Bank of America, N.A., as Lender and Syndication Agent, Wells Fargo Securities, LLC, as a Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as a Joint Lead Arranger and Joint Bookrunner, Capital One, National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Truist Bank, as Lender and Joint Lead Arranger for the Revolving Credit Facility, U.S. Bank National Association, as Lender and Joint Lead Arranger for the Revolving Credit Facility, Regions Bank, as Lender and Joint Lead Arranger for the Term Facility and PNC Bank, National Association, as Lender and Joint Lead Arranger for the Term Facility.

EXHIBIT NUMBER	DESCRIPTION

10.17*

Credit Agreement, dated May 6, 2021, among AIREIT Operating Partnership, LP (formerly known as BCI IV Operating Partnership, LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender.

10.18*

First Amendment to Credit Agreement, dated May 9, 2021, among AIREIT Operating Partnership (formerly known as BCI IV Operating Partnership, LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender.

10.19*

Second Amendment to Credit Agreement, dated November 9, 2022, among AIREIT Operating Parntership LP (formerly known as BCI IV Operating Partnership LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender.

10.20

Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.21

Form of Restricted Stock Agreement for Consultants for Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.22

Form of Restricted Stock Agreement for Private Placement Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.23 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.23

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

10.24

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

10.26

Third Amendment to the Agreement of Limited Partnership of Build-To-Core Industrial Partnership II LP, dated as of July 15, 2020, by IPT BTC II GP LLC. Incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.27

Agreement, dated as of May 19, 2017, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

10.28

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 20, 2023, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

							Costs				Accumulated
							Capitalized or	Gross Amount Carried as of			Depreciation
				Initial Cost to Company			Adjustments	December 31, 2022			and		Depreciable
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Amortization	Acquisition	Life
($ in thousands)	Buildings	Debt		Land	Improvements (6)	Costs	Acquisition	Land	Improvements (6)	Costs (7), (8)	(8)	Date	(Years)
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$—	(1)	$5,225	$5,370	$10,595	$1,002	$5,225	$6,372	$11,597	$(1,934)	2/26/2018	1-20
Medley Industrial Center in Medley, FL	1	—		2,864	4,559	7,423	309	2,864	4,868	7,732	(1,181)	4/11/2018	1-30
Ontario Distribution Center in Ontario, CA	1	—	(2)	14,657	16,101	30,758	123	14,657	16,224	30,881	(5,508)	5/17/2018	1-20
Park 429 Logistics Center in Ocoee, FL	2	—		7,963	36,919	44,882	319	7,963	37,238	45,201	(5,876)	6/7/2018	1-40
Pescadero Distribution Center in Tracy, CA	1	—	(1)	5,602	40,021	45,623	182	5,602	40,203	45,805	(7,194)	6/20/2018	1-40
Gothard Industrial Center in Huntington Beach, CA	1	—	(1)	5,325	4,771	10,096	421	5,325	5,192	10,517	(1,395)	6/25/2018	1-20
Midway Industrial Center in Odenton, MD	1	—	(3)	4,579	3,548	8,127	438	4,579	3,986	8,565	(1,498)	10/22/2018	1-20
Executive Airport Distribution Center I in Henderson, NV	1	—		10,360	40,710	51,070	245	10,360	40,955	51,315	(7,886)	11/20/2018	1-40
Iron Run Distribution Center in Allentown, PA	1	—	(3)	5,483	10,039	15,522	173	5,483	10,212	15,695	(2,708)	12/04/2018	1-20
Elgin Distribution Center in Elgin, IL	1	—		4,032	16,951	20,983	71	4,032	17,022	21,054	(2,219)	12/11/2018	1-40
Addison Distribution Center II in Addison, IL	1	—		4,439	8,009	12,448	879	4,439	8,888	13,327	(2,002)	12/21/2018	1-30
Fontana Distribution Center in Fontana, CA	1	—	(2)	20,558	21,943	42,501	958	20,558	22,901	43,459	(7,237)	12/28/2018	1-20
Airport Industrial Center in Ontario, CA	1	—		4,085	4,051	8,136	506	4,085	4,557	8,642	(1,480)	1/08/2019	1-20
Kelly Trade Center in Austin, TX	1	—		2,686	12,654	15,340	2,052	2,686	14,706	17,392	(2,977)	1/31/2019	1-30
7A Distribution Center in Robbinsville, NJ	1	—		8,002	4,149	12,151	515	3,386	9,280	12,666	(2,507)	2/11/2019	1-20
Quakerbridge Distribution Center in Hamilton, NJ	1	—	(3)	3,434	5,160	8,594	974	2,334	7,234	9,568	(2,019)	3/11/2019	1-40
Hebron Airpark Logistics Center in Hebron, KY	1	—		2,228	9,572	11,800	396	2,228	9,968	12,196	(1,693)	5/30/2019	1-40
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—		19,872	39,399	59,271	901	19,872	40,300	60,172	(8,557)	5/30/2019	1-30
Monte Vista Industrial Center in Chino, CA	1	—		7,947	7,592	15,539	494	7,947	8,086	16,033	(2,214)	6/07/2019	1-20
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	—	(3)	14,791	17,187	31,978	1,789	14,791	18,976	33,767	(5,459)	6/21/2019	1-20
Dallas Infill Industrial Portfolio in Arlington, TX	3	38,000		17,159	74,981	92,140	3,965	17,159	78,946	96,105	(14,841)	6/28/2019	1-30
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250		3,545	20,370	23,915	233	3,545	20,603	24,148	(2,990)	6/28/2019	1-40
Edison Distribution Center in Edison, NJ	1	—	(3)	11,519	16,079	27,598	78	11,519	16,157	27,676	(3,830)	6/28/2019	1-20
395 Distribution Center in Reno, NV	2	—	(2)	8,904	45,114	54,018	770	8,904	45,884	54,788	(6,881)	8/05/2019	1-40
I-80 Distribution Center in Reno, NV	4	—	(1)	11,645	60,364	72,009	1,891	11,645	62,255	73,900	(9,904)	9/04/2019	1-40
Avenue B Industrial Center in Bethlehem, PA	1	—		2,190	4,923	7,113	108	2,190	5,031	7,221	(1,345)	9/11/2019	1-20
485 Distribution Center in Shiremanstown, PA	1	—	(4)	6,145	36,914	43,059	206	6,145	37,120	43,265	(5,412)	9/13/2019	1-40
Weston Business Center in Weston, FL	1	—		14,627	17,784	32,411	199	14,627	17,983	32,610	(3,520)	12/10/2019	1-20
Marigold Distribution Center in Redlands, CA	1	—		15,660	24,075	39,735	1,820	15,660	25,895	41,555	(5,594)	12/20/2019	1-30
Bishops Gate Distribution Center in Mount Laurel, NJ	1	—	(3)	6,018	26,208	32,226	1,036	6,018	27,244	33,262	(5,478)	12/31/2019	1-20
Norcross Industrial Center in Peachtree Corner, GA	1	—		3,220	6,285	9,505	7,884	3,220	14,169	17,389	(1,173)	3/23/2020	1-20
Port 146 Distribution Center in LaPorte, TX	1	—		1,748	7,823	9,571	2,369	1,748	10,192	11,940	(634)	4/14/2020	1-40
Lima Distribution Center in Denver, CO	1	—		1,853	9,769	11,622	212	1,853	9,981	11,834	(1,986)	4/15/2020	1-20
Valwood Crossroads in Carrollton, TX	2	—	(4)	12,457	57,542	69,999	123	12,457	57,665	70,122	(7,196)	5/11/2020	1-40
Eaglepoint LC in Brownsburg, IN	1	—		3,598	36,618	40,216	51	3,598	36,669	40,267	(5,066)	5/26/2020	1-40
7A DC II in Robbinsville Township, NJ	1	—	(3)	6,235	16,983	23,218	538	6,235	17,521	23,756	(2,807)	5/27/2020	1-20
Legacy Logistics Center in Salt Lake City, UT	1	—	(1)	5,590	34,128	39,718	1,982	5,590	36,110	41,700	(4,458)	6/3/2020	1-40
Logistics Center at 33 in Easton, PA	1	—	(4)	8,983	54,302	63,285	50	8,983	54,352	63,335	(6,972)	6/4/2020	1-40
Intermodal Logistics Center in Fort Worth, TX	1	—		5,191	23,437	28,628	177	5,191	23,614	28,805	(2,497)	6/29/2020	1-40
Executive Airport Distribution Center II, III in Henderson, NV	2	—		7,852	25,348	33,200	4,144	7,852	29,492	37,344	(1,639)	9/3/2020	1-40
Airpark International Logistics Center in Hebron, KY	2	—		2,371	27,830	30,201	375	2,371	28,205	30,576	(2,610)	10/9/2020	1-40
Carlstadt Industrial Center in Carlstadt, NJ	2	—	(3)	16,989	20,541	37,530	1,050	16,989	21,591	38,580	(3,890)	11/10/2020	1-20
Nelson Industrial Center in La Puente, CA	1	—		3,943	5,089	9,032	115	3,943	5,204	9,147	(967)	12/7/2020	1-40
Miraloma Industrial Center in Placentia, CA	1	—		4,843	4,655	9,498	59	4,843	4,714	9,557	(940)	12/10/2020	1-20
Pennsy Logistics Center in Landover, MD	2	—	(3)	8,273	51,824	60,097	95	8,273	51,919	60,192	(5,335)	12/18/2020	1-30
Gerwig Distribution Center in Columbia, MD	1	—		8,069	11,205	19,274	360	8,069	11,565	19,634	(1,489)	1/8/2021	1-20
Harvill Business Center in Perris, CA	1	—	(4)	14,098	46,490	60,588	41	14,098	46,531	60,629	(3,748)	3/10/2021	1-40
Princess Logistics Center in Lawrenceville, NJ	1	—	(4)	10,883	63,192	74,075	1,232	10,883	64,424	75,307	(3,862)	4/12/2021	1-40
Rancho Cucamonga Business Center in Rancho Cucamonga, CA	1	—		8,185	16,439	24,624	59	8,185	16,498	24,683	(1,781)	5/28/2021	1-30
Norton Distribution Center in Norton, MA	1	—		4,350	28,063	32,413	189	4,350	28,252	32,602	(2,926)	6/1/2021	1-20
Build-To-Core Logistics Portfolio in Austin, TX	5	—	(5)	11,918	42,446	54,364	1,298	11,918	43,744	55,662	(4,698)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Hayward, CA	1	—	(5)	39,357	91,117	130,474	(196)	39,357	90,921	130,278	(4,812)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in LaPorte, TX	1	—		1,998	15,261	17,259	499	1,998	15,760	17,758	(1,084)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Lehigh Valley, PA	1	—		14,522	49,076	63,598	2,008	14,522	51,084	65,606	(3,077)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Lodi, NJ	2	—	(4)	18,545	78,491	97,036	520	18,545	79,011	97,556	(4,001)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Rancho Cucamonga, CA	1	—	(4)	26,126	71,385	97,511	(81)	26,126	71,304	97,430	(5,315)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Richmond, CA	1	—		6,954	33,862	40,816	1,250	6,954	35,112	42,066	(1,762)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in San Diego, CA	2	—	(5)	7,999	34,888	42,887	65	7,999	34,953	42,952	(2,253)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in San Jose, CA	1	—		9,799	23,467	33,266	370	9,799	23,837	33,636	(1,301)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Suwanee, GA	4	—	(5)	5,612	65,492	71,104	2,073	5,612	67,565	73,177	(7,760)	6/15/2021	1-20
Build-To-Core Logistics Portfolio in Tacoma, WA	2	—	(2)	29,942	144,714	174,656	1,205	29,942	145,919	175,861	(9,050)	6/15/2021	1-40
Build-To-Core Logistics Portfolio in Tracy, CA	1	—	(5)	3,564	50,196	53,760	1	3,564	50,197	53,761	(2,839)	6/15/2021	1-40
Benchmark Distribution Center in Houston, TX	1	—		4,809	14,842	19,651	1,186	4,809	16,028	20,837	(1,124)	6/18/2021	1-40
Key Logistics Portfolio in Allentown, PA	1	—		2,876	15,208	18,084	262	2,876	15,470	18,346	(1,434)	7/14/2021	1-20
Key Logistics Portfolio in Auburn, WA	3	—		7,822	34,089	41,911	718	7,822	34,807	42,629	(2,891)	7/14/2021	1-30
Key Logistics Portfolio in Aurora, CO	1	—		1,818	9,147	10,965	—	1,818	9,147	10,965	(916)	7/14/2021	1-20
Key Logistics Portfolio in Boca Raton, FL	1	—		4,959	8,586	13,545	4	4,959	8,590	13,549	(1,180)	7/14/2021	1-20
Key Logistics Portfolio in Glen Burnie, MD	1	—	(3)	2,545	17,976	20,521	1	2,545	17,977	20,522	(2,144)	7/14/2021	1-20
Key Logistics Portfolio in Kent, WA	4	—		11,478	27,605	39,083	451	11,478	28,056	39,534	(3,108)	7/14/2021	1-20
Key Logistics Portfolio in King of Prussia, PA	2	—	(3)	4,120	17,984	22,104	(1)	4,120	17,983	22,103	(2,050)	7/14/2021	1-20
Key Logistics Portfolio in Lanham, MD	1	—	(3)	3,979	18,147	22,126	671	3,979	18,818	22,797	(1,329)	7/14/2021	1-40
Key Logistics Portfolio in Lincolnshire, IL	1	—		1,695	11,939	13,634	58	1,695	11,997	13,692	(868)	7/14/2021	1-30
Key Logistics Portfolio in Louisville, KY	5	—		8,248	117,907	126,155	209	8,248	118,116	126,364	(11,059)	7/14/2021	1-30
Key Logistics Portfolio in Mechanicsburg, PA	1	—		2,205	11,882	14,087	1	2,205	11,883	14,088	(1,208)	7/14/2021	1-20
Key Logistics Portfolio in Memphis, TN	6	—		6,873	103,715	110,588	1,229	6,873	104,944	111,817	(13,047)	7/14/2021	1-20
Key Logistics Portfolio in Olive Branch, MS	1	—		2,656	29,453	32,109	89	2,656	29,542	32,198	(2,178)	7/14/2021	1-30
Key Logistics Portfolio in Ontario, CA	3	—		13,418	38,965	52,383	185	13,418	39,150	52,568	(4,081)	7/14/2021	1-20
Key Logistics Portfolio in Pompano Beach, FL	2	—		4,431	10,992	15,423	357	4,431	11,349	15,780	(1,101)	7/14/2021	1-20
Key Logistics Portfolio in Renton, WA	1	—		4,745	13,612	18,357	(1)	4,745	13,611	18,356	(1,375)	7/14/2021	1-20
Key Logistics Portfolio in Salt Lake City, UT	2	—		5,966	53,720	59,686	372	5,966	54,092	60,058	(5,320)	7/14/2021	1-20
Key Logistics Portfolio in Stockton, CA	4	—	(4)	15,700	73,083	88,783	914	15,700	73,997	89,697	(8,184)	7/14/2021	1-30
Key Logistics Portfolio in Tacoma, WA	1	—		3,844	6,354	10,198	189	3,844	6,543	10,387	(590)	7/14/2021	1-20
Key Logistics Portfolio in Totowa, NJ	1	—	(3)	11,530	46,672	58,202	955	11,530	47,627	59,157	(4,252)	7/14/2021	1-20
Key Logistics Portfolio in Tracy, CA	2	—		11,240	47,595	58,835	1,327	11,240	48,922	60,162	(4,800)	7/14/2021	1-20
Key Logistics Portfolio in Upper Marlboro, MD	1	—		2,206	4,926	7,132	633	2,206	5,559	7,765	(334)	7/14/2021	1-30
Key Logistics Portfolio in Valencia, CA	1	—		6,555	11,619	18,174	22	6,555	11,641	18,196	(775)	7/14/2021	1-30
Key Logistics Portfolio in Wayne, NJ	1	—	(3)	5,800	13,770	19,570	256	5,800	14,026	19,826	(1,163)	7/14/2021	1-20
Key Logistics Portfolio in York, PA	1	—	(4)	4,645	20,466	25,111	—	4,645	20,466	25,111	(2,279)	7/14/2021	1-20

							Costs				Accumulated
							Capitalized or	Gross Amount Carried as of			Depreciation
				Initial Cost to Company			Adjustments	December 31, 2022			and		Depreciable
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Amortization	Acquisition	Life
($ in thousands)	Buildings	Debt		Land	Improvements (6)	Costs	Acquisition	Land	Improvements (6)	Costs (7), (8)	(8)	Date	(Years)
Stonewood Logistics Center in York, PA	1	—		1,193	18,150	19,343	1,471	1,193	19,621	20,814	(935)	7/16/2021	1-40
Heron Industrial Center in Swedesboro, NJ	1	—		5,622	20,377	25,999	183	5,622	20,560	26,182	(2,468)	7/21/2021	1-20
Colony Crossing Logistics Portfolio in Houston, TX	2	—		5,258	16,311	21,569	381	5,258	16,692	21,950	(2,047)	8/17/2021	1-30
Harvill Industrial Center in Riverside, CA	—	—		7,532	—	7,532	1,417	7,782	1,167	8,949	—	8/23/2021	1-40
Commerce Farms Logistics Center in Lebanon, TN	1	—		3,117	60,704	63,821	607	3,117	61,311	64,428	(4,853)	8/25/2021	1-40
North County Commerce Center in Vista, CA	5	—	(2)	42,171	104,961	147,132	641	42,171	105,602	147,773	(9,215)	8/30/2021	1-20
Performance Distribution Center in Stockton, CA	1	—	(2)	9,733	19,799	29,532	14	9,733	19,813	29,546	(1,181)	9/7/2021	1-40
Madison Distribution Center in Tampa, FL	1	—		766	12,236	13,002	9	766	12,245	13,011	(747)	9/17/2021	1-30
355 Logistics Center in Lockport, IL	2	—		3,360	62,062	65,422	1,808	3,360	63,870	67,230	(3,756)	10/1/2021	1-40
1 Stanley Drive in Aston, PA	1	—	(4)	1,265	20,974	22,239	98	1,265	21,072	22,337	(1,168)	10/6/2021	1-30
Gilbert Gateway Commerce Park in Gilbert, AZ	3	—	(2)	8,129	80,026	88,155	2,694	8,129	82,720	90,849	(4,114)	10/6/2021	1-40
California Business Center in Salt Lake City, UT	2	—		4,780	26,290	31,070	295	4,780	26,585	31,365	(2,915)	10/21/2021	1-20
Molto Portfolio in Aurora, IL	1	—		5,169	32,432	37,601	787	5,169	33,219	38,388	(1,492)	11/17/2021	1-40
Molto Portfolio in Hebron, KY	1	—		1,857	20,674	22,531	1	1,857	20,675	22,532	(834)	11/17/2021	1-40
Molto Portfolio in Houston, TX	2	—		7,370	70,096	77,466	1,533	7,370	71,629	78,999	(3,222)	11/17/2021	1-40
Molto Portfolio in La Vergne, TN	1	—		3,696	23,720	27,416	1	3,696	23,721	27,417	(1,110)	11/17/2021	1-40
Molto Portfolio in Louisville, KY	1	—		3,755	36,195	39,950	307	3,755	36,502	40,257	(1,679)	11/17/2021	1-40
Walker Mill Industrial Center in Capitol Heights, MD	1	—	(3)	2,908	14,297	17,205	29	2,908	14,326	17,234	(960)	11/18/2021	1-20
Greater Boston Portfolio in Danvers, MA	1	—		4,176	16,169	20,345	33	4,176	16,202	20,378	(1,347)	11/22/2021	1-20
Greater Boston Portfolio in Franklin, MA	1	—		2,646	14,367	17,013	250	2,646	14,617	17,263	(1,027)	11/22/2021	1-20
McDonald Portfolio in Alpharetta, GA	4	—		4,228	49,773	54,001	2,163	4,228	51,936	56,164	(3,308)	12/16/2021	1-20
McDonald Portfolio in Atlanta, GA	6	—		10,312	192,196	202,508	1,454	10,312	193,650	203,962	(12,670)	12/16/2021	1-40
McDonald Portfolio in Ellenwood, GA	2	—		4,808	72,142	76,950	642	4,808	72,784	77,592	(4,143)	12/16/2021	1-30
McDonald Portfolio in Savannah, GA	2	—		5,862	56,433	62,295	123	5,862	56,556	62,418	(3,048)	12/16/2021	1-30
Riggs Hill Industrial Center in Jessup, MD	1	—		827	4,832	5,659	77	827	4,909	5,736	(441)	12/17/2021	1-20
Valwood Industrial Center in Carrollton, TX	4	—		12,755	30,377	43,132	786	12,755	31,163	43,918	(2,183)	12/17/2021	1-20
Port Crossing Logistics Center in LaPorte, TX	1	—		2,518	29,476	31,994	88	2,518	29,564	32,082	(1,280)	12/21/2021	1-30
Hainesport Commerce Center in Hainesport, NJ	1	—		19,042	113,768	132,810	997	19,042	114,765	133,807	(4,025)	12/21/2021	1-40
Beltway Logistics Center in Charlotte, NC	1	—		4,726	23,327	28,053	133	4,726	23,460	28,186	(831)	12/22/2021	1-40
Clackamas Industrial Center in Clackamas, OR	1	—		9,623	41,551	51,174	12	9,623	41,563	51,186	(4,007)	12/23/2021	1-20
Build-to-Core II Logistics Portfolio in Aurora, IL	1	—		3,187	21,354	24,541	210	3,187	21,564	24,751	(962)	2/15/2022	1-40
Build-to-Core II Logistics Portfolio in Avenel, NJ	1	—		20,489	22,267	42,756	49	20,489	22,316	42,805	(745)	2/15/2022	1-40
Build-to-Core II Logistics Portfolio in Lakewood, WA	3	—		30,833	149,703	180,536	2,548	30,837	152,247	183,084	(5,198)	2/15/2022	1-40
Build-to-Core II Logistics Portfolio in Mount Prospect, IL	1	—		3,725	20,434	24,159	28	3,725	20,462	24,187	(716)	2/15/2022	1-40
Build-to-Core II Logistics Portfolio in Naperville, IL	1	—		1,951	16,137	18,088	589	1,951	16,726	18,677	(615)	2/15/2022	1-40
Build-to-Core II Logistics Portfolio in Newark, NJ	-	—		25,879	1,634	27,513	15,262	25,879	16,896	42,775	—	2/15/2022	-
Build-to-Core II Logistics Portfolio in Schertz, TX	1	—		503	9,177	9,680	101	503	9,278	9,781	(593)	2/15/2022	1-30
Build-to-Core II Logistics Portfolio in Tualatin, OR	1	—		4,231	27,698	31,929	(93)	4,102	27,734	31,836	(1,015)	2/15/2022	1-40
Northlake Logistics Crossing in Northlake, TX	-	—		21,569	—	21,569	92,305	21,569	92,305	113,874	—	2/17/2022	-
Tampa Commerce Center in Temple Terrace, FL	-	—		6,270	—	6,270	16,778	6,270	16,778	23,048	—	4/1/2022, 5/25/2022	-
Medley 104 Industrial Center in Medley, FL	1	—		13,436	40,234	53,670	38	13,436	40,272	53,708	(1,862)	4/18/2022	1-20
IDI U.S. Logistics Portfolio in Buford, GA	1	—		2,962	18,213	21,175	3	2,962	18,216	21,178	(427)	4/28/2022	1-40
IDI U.S. Logistics Portfolio in Channahon, IL	1	—		8,940	93,938	102,878	349	8,940	94,287	103,227	(1,648)	7/6/2022	1-40
IDI U.S. Logistics Portfolio in Jefferson, GA	1	—		6,798	83,287	90,085	1	6,798	83,288	90,086	(3,069)	4/28/2022	1-40
IDI U.S. Logistics Portfolio in Fort Worth, TX	1	—		4,254	42,904	47,158	2	4,254	42,906	47,160	(1,131)	4/28/2022	1-40
IDI U.S. Logistics Portfolio in Garland, TX	1	—		4,711	59,177	63,888	2	4,711	59,179	63,890	(1,627)	4/28/2022	1-40
IDI U.S. Logistics Portfolio in Indianapolis, IN	1	—		5,104	63,962	69,066	836	5,104	64,798	69,902	(1,952)	4/28/2022	1-40
IDI U.S. Logistics Portfolio in Southhaven, MS	1	—		2,082	23,638	25,720	—	2,082	23,638	25,720	(675)	4/28/2022	1-40
Chicago Growth Portfolio in Bolingbrook, IL	2	—		2,354	22,921	25,275	50	2,354	22,971	25,325	(1,001)	5/9/20222	1-20
Chicago Growth Portfolio in Chicago, IL	1	—		3,326	28,536	31,862	—	3,326	28,536	31,862	(1,707)	5/9/20222	1-20
Chicago Growth Portfolio in Elgin, IL	4	—		4,911	34,448	39,359	115	4,911	34,563	39,474	(1,824)	5/9/20222	1-30
Chicago Growth Portfolio in Lemont, IL	2	—		2,387	20,705	23,092	133	2,387	20,838	23,225	(1,009)	5/9/20222	1-20
Chicago Growth Portfolio in Libertyville, IL	4	—		4,732	46,322	51,054	434	4,732	46,756	51,488	(2,215)	5/9/20222	1-30
Chicago Growth Portfolio in Romeoville, IL	1	—		1,049	10,444	11,493	2	1,049	10,446	11,495	(521)	5/9/20222	1-20
4 Studebaker Commerce Center in Irvine, CA	1	—		9,334	23,854	33,188	58	9,334	23,912	33,246	(1,209)	5/12/2022	1-20
Southeast Orlando Portfolio in Kissimmee, FL	1	—		—	20,468	20,468	267	—	20,735	20,735	(837)	5/19/2022	1-20
Southeast Orlando Portfolio in Orlando, FL	4	—		23,658	94,414	118,072	122	23,658	94,536	118,194	(4,322)	5/19/2022	1-20
I-465 East Logistics Center in Indianapolis, IN	1	—		2,097	16,826	18,923	103	2,097	16,929	19,026	(468)	5/26/2022	1-40
Industry Commerce Center in City of Industry, CA	1	—		12,157	39,929	52,086	69	12,157	39,998	52,155	(2,253)	6/2/2022	1-20
County Line Corporate Park in Hialeah, FL	1	—		34,850	27,230	62,080	57,092	34,850	84,322	119,172	—	6/8/2022	-
Robbinsville Distribution Center in Robbinsville, NJ	-	—		364	—	364	2,187	1,853	698	2,551	—	6/10/2022	-
Innovation I & II Corporate Park in New Albany, OH	2	—		5,807	58,132	63,939	76	5,807	58,208	64,015	(1,417)	6/17/2022	1-40
IDI 2022 National Portfolio in Bolingbrook, IL	2	—		13,054	94,917	107,971	3	13,054	94,920	107,974	(2,185)	6/22/2022	1-40
IDI 2022 National Portfolio in Mesquite, TX	1	—		2,930	24,934	27,864	239	2,930	25,173	28,103	(571)	6/22/2022	1-30
IDI 2022 National Portfolio in Monroe, OH	1	—		7,309	42,003	49,312	1	7,309	42,004	49,313	(1,439)	6/22/2022	1-30
IDI 2022 National Portfolio in Olive Branch, MS	2	—		6,983	54,643	61,626	9	6,983	54,652	61,635	(1,498)	6/22/2022	1-30
I-80 Logistics Park in Wayne, NJ	1	—		16,924	121,606	138,530	182	16,924	121,788	138,712	(4,499)	6/29/2022	1-20
Commonwealth Logistics Center in Jacksonville, FL	-	—		8,927	—	8,927	18,521	8,927	18,521	27,448	—	6/30/2022	-
County Line Corporate Park II in Hileah, FL	1	—		36,050	46,428	82,478	8,985	36,050	55,413	91,463	—	12/28/2022	1-40
Total	243	$1,613,970		$1,288,105	$5,469,961	$6,758,066	$299,947	$1,284,003	$5,774,010	$7,058,013	$(454,273)
(1)	These properties include a $118.5 million mortgage note as of December 31, 2022. This borrowing is non-recourse and secured by deeds of trust for the eight collateralized buildings. The mortgage note has a maturity date of November 1, 2027 and an interest rate of 2.90%. See “Note 5 to the Consolidated Financial Statements” for more detail.
(2)	These properties include a $408.0 million mortgage note as of December 31, 2022. This borrowing is non-recourse and secured by deeds of trust for the 15 collateralized buildings. The mortgage note has an initial maturity date of January 5, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.65%. See “Note 5 to the Consolidated Financial Statements” for more detail.
(3)	These properties include a $367.8 million mortgage note as of December 31, 2022. This borrowing is non-recourse and secured by deeds of trust for the 23 collateralized buildings. The mortgage note has an initial maturity date of July 15, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.85%. See “Note 5 to the Consolidated Financial Statements” for more detail.
(4)	These properties include a $461.1 million mortgage note as of December 31, 2022. This borrowing is non-recourse and secured by deeds of trust for the 12 collateralized buildings. The mortgage note has a maturity date of January 1, 2029 and an interest rate of 2.85%. See “Note 5 to the Consolidated Financial Statements” for more detail.

(5)	These properties include a $209.3 million mortgage note as of December 31, 2022. This borrowing is non-recourse and secured by deeds of trust for the 13 collateralized buildings. The mortgage note has an initial maturity date of July 16, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.50%. See “Note 5 to the Consolidated Financial Statements” for more detail.
(6)	Includes site improvements as well as gross intangible lease assets of $479.5 million and gross intangible lease liabilities of ($129.8) million.
(7)	As of December 31, 2022, the aggregate cost for federal income tax purposes of investments in property was $5.3 billion (unaudited).
(8)	A summary of activity for investment in real estate properties is as follows:

	For the Year Ended December 31,
(in thousands)	2022	2021	2020
Investment in real estate properties:
Balance at beginning of period	$4,916,055	$1,377,912	$891,170
Acquisition of properties	1,888,644	3,507,041	475,320
Improvements	253,314	31,102	11,451
Write-off of intangibles and customer leasing costs	—	—	(29)
Balance at end of period	$7,058,013	$4,916,055	$1,377,912
Accumulated depreciation and amortization:
Balance at beginning of period	$(186,269)	$(72,924)	$(25,988)
Additions charged to costs and expenses	(268,004)	(113,345)	(46,965)
Write-off of intangibles and customer leasing costs	—	—	29
Balance at end of period	$(454,273)	$(186,269)	$(72,924)

ITEM 16.        SUMMARY OF FORM 10-K

See the “Table of Contents” for a summary of information included in this Form 10-K. The information required by this Part III will be included in our definitive proxy statement for our 2023 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 20, 2023.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

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

Signature	Title	Date

/S/ WILLIAM S. BENJAMIN	Co-Chairman of the Board of Directors	March 20, 2023
William S. Benjamin

/s/ DWIGHT L. MERRIMAN III	Co-Chairman of the Board of Directors	March 20, 2023
Dwight L. Merriman III

/S/ MARSHALL M. BURTON	Director	March 20, 2023
Marshall M. Burton

/S/ RAJAT DHANDA	Director	March 20, 2023
Rajat Dhanda

/S/ CHARLES B. DUKE	Director	March 20, 2023
Charles B. Duke

/S/ JOHN S. HAGESTAD	Director	March 20, 2023
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 20, 2023
Stanley A. Moore

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 20, 2023
Jeffrey W. Taylor	(Principal Executive Officer)

/S/ SCOTT A. SEAGER	Managing Director, Chief Financial Officer and Treasurer	March 20, 2023
Scott A. Seager	(Principal Financial Officer and Principal Accounting Officer)