Form 10-Q
period 2023-06-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2023-08-11
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, there were 196,000,262 shares of the registrant’s Class T common stock, 20,813,072 shares of the registrant’s Class D common stock and 83,625,543 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2023	2022
	(unaudited)
ASSETS
Net investment in real estate properties	$6,749,606	$6,733,878
Investment in unconsolidated joint venture partnership	20,245	19,668
Cash and cash equivalents	52,525	79,524
Restricted cash	488	499
Investment in available-for-sale debt securities, at fair value	60,009	60,033
Derivative instruments	104,688	99,333
DST Program Loans	185,013	152,402
Other assets	70,328	78,138
Total assets	$7,242,902	$7,223,475
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$125,756	$125,930
Debt, net	3,021,564	2,827,613
Intangible lease liabilities, net	85,781	97,399
Financing obligations, net	1,483,930	1,262,666
Distribution fees payable to affiliates	80,320	92,145
Other liabilities	55,046	194,822
Total liabilities	4,852,397	4,600,575
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	126,066	69,553
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 201,793 and 277,265 shares issued and outstanding, respectively	2,018	2,272
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 20,968 and 20,577 shares issued and outstanding, respectively	210	206
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 85,044 and 66,702 shares issued and outstanding, respectively	850	667
Additional paid-in capital	3,114,553	3,219,132
Accumulated deficit and distributions	(924,350)	(739,497)
Accumulated other comprehensive income	70,846	70,255
Total stockholders’ equity	2,264,127	2,553,035
Noncontrolling interests	312	312
Total equity	2,264,439	2,553,347
Total liabilities and equity	$7,242,902	$7,223,475

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Rental revenues	$112,643	$92,794	$224,219	$174,352
Debt-related income	1,146	—	2,214	—
Total revenues	113,789	92,794	226,433	174,352
Operating expenses:
Rental expenses	27,566	22,040	54,744	42,728
Real estate-related depreciation and amortization	72,009	63,279	144,340	119,024
General and administrative expenses	3,943	3,645	8,070	6,759
Advisory fees	18,965	16,641	38,219	30,257
Performance participation allocation	—	39,146	—	122,446
Acquisition costs and reimbursements	412	1,689	8,731	2,893
Total operating expenses	122,895	146,440	254,104	324,107
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	63	76	139	(35)
Interest expense	49,971	33,078	98,435	55,545
Gain on derivative instruments	(7,236)	(3,937)	(5,652)	(14,839)
Other income and expenses	(2,311)	(572)	(4,525)	(846)
Total other (income) expenses	40,487	28,645	88,397	39,825
Net loss	(49,593)	(82,291)	(116,068)	(189,580)
Net loss attributable to redeemable noncontrolling interests	1,346	1,273	3,018	3,041
Net income attributable to noncontrolling interests	(10)	(10)	(19)	(19)
Net loss attributable to common stockholders	$(48,257)	$(81,028)	$(113,069)	$(186,558)
Weighted-average shares outstanding—basic	309,616	289,797	311,543	280,185
Weighted-average shares outstanding—diluted	318,254	294,329	319,909	284,717
Net loss per common share—basic and diluted	$(0.16)	$(0.28)	$(0.36)	$(0.67)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(49,593)	$(82,291)	$(116,068)	$(189,580)
Change from cash flow hedging activities	20,571	6,448	263	25,632
Change from activities related to available-for-sale securities	636	—	387	—
Comprehensive loss	$(28,386)	$(75,843)	$(115,418)	$(163,948)
Comprehensive loss attributable to redeemable noncontrolling interests	770	1,170	2,959	2,622
Comprehensive loss attributable to common stockholders	$(27,616)	$(74,673)	$(112,459)	$(161,326)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	276,634	$2,766	$2,699,713	$(434,301)	$21,499	$312	$2,289,989
Net (loss) income (excludes $1,273 attributable to redeemable noncontrolling interests)	—	—	—	(81,028)	—	10	(81,018)
Change from cash flow hedging activities (excludes $103 attributable to redeemable noncontrolling interests)	—	—	—	—	6,345	—	6,345
Issuance of common stock	19,935	199	292,360	—	—	—	292,559
Share-based compensation, net of cancellations	(1)	—	450	—	—	—	450
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,124)	—	—	—	(8,124)
Trailing distribution fees	—	—	(9,764)	6,852	—	—	(2,912)
Redemptions of common stock	(1,536)	(15)	(22,719)	—	—	—	(22,734)
Distributions to stockholders (excludes $618 attributable to redeemable noncontrolling interests)	—	—	—	(39,479)	—	(10)	(39,489)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(9,557)	—	—	—	(9,557)
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	312,522	$3,125	$3,183,710	$(840,246)	$50,215	$312	$2,397,116
Net (loss) income (excludes $1,346 attributable to redeemable noncontrolling interests)	—	—	—	(48,257)	—	10	(48,247)
Change from cash flow hedging activities and available-for-sale securities (excludes $576 attributable to redeemable noncontrolling interests)	—	—	—	—	20,631	—	20,631
Issuance of common stock	5,033	50	76,641	—	—	—	76,691
Share-based compensation, net of cancellations	—	—	702	—	—	—	702
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,153)	—	—	—	(2,153)
Trailing distribution fees	—	—	(346)	6,344	—	—	5,998
Redemptions of common stock	(9,750)	(97)	(145,854)	—	—	—	(145,951)
Distributions to stockholders (excludes $1,177 attributable to redeemable noncontrolling interests)	—	—	—	(42,191)	—	(10)	(42,201)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	1,853	—	—	—	1,853
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $3,041 attributable to redeemable noncontrolling interest)	—	—	—	(186,558)	—	19	(186,539)
Change from cash flow hedging activities (excludes $419 attributable to redeemable noncontrolling interest)	—	—	—	—	25,213	—	25,213
Issuance of common stock	40,116	401	544,954	—	—	—	545,355
Share-based compensation, net of cancellations	(34)	—	699	—	—	—	699
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(13,841)	—	—	—	(13,841)
Trailing distribution fees	—	—	(16,660)	12,508	—	—	(4,152)
Redemptions of common stock	(2,219)	(22)	(31,300)	—	—	—	(31,322)
Distributions to stockholders (excludes $1,257 attributable to redeemable noncontrolling interest)	—	—	—	(76,336)	—	(19)	(76,355)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(17,208)	—	—	—	(17,208)
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $3,018 attributable to redeemable noncontrolling interest)	—	—	—	(113,069)	—	19	(113,050)
Change from cash flow hedging activities (excludes $59 attributable to redeemable noncontrolling interest)	—	—	—	—	591	—	591
Issuance of common stock	11,919	119	180,362	—	—	—	180,481
Share-based compensation, net of cancellations	(49)	—	1,331	—	—	—	1,331
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,105)	—	—	—	(5,105)
Trailing distribution fees	—	—	(1,325)	13,150	—	—	11,825
Redemptions of common stock	(18,609)	(186)	(280,753)	—	—	—	(280,939)
Preferred interest in Subsidiary REITs	—	—	—	—	—	—	—
Distributions to stockholders (excludes $2,284 attributable to redeemable noncontrolling interest)	—	—	—	(84,934)	—	(19)	(84,953)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	911	—	—	—	911
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(116,068)	$(189,580)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Real estate-related depreciation and amortization	144,340	119,024
Amortization of deferred financing costs	4,899	3,220
Financing obligation liability appreciation	7,414	9,010
Equity in loss (income) from unconsolidated joint venture partnership(s)	139	(35)
Loss (gain) on changes in fair value of interest rate caps	2,870	(14,839)
Performance participation allocation	—	122,446
Straight-line rent and amortization of above- and below-market leases	(17,749)	(17,207)
Forfeited investment deposit	7,689	—
Other	2,212	1,208
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	5,048	17,155
Cash settlement of accrued performance participation allocation	(77,838)	—
Net cash (used in) provided by operating activities	(37,044)	50,402
Investing activities:
Real estate acquisitions	(40,081)	(1,354,443)
Incremental investment to acquire joint venture partnership portfolio	—	(259,526)
Capital expenditures	(116,796)	(79,046)
Investment in unconsolidated joint venture partnership(s)	(556)	(8,782)
Collection of principal on available-for-sale debt securities	692	—
Other	65	—
Net cash used in investing activities	(156,676)	(1,701,797)
Financing activities:
Net (repayments of) proceeds from line of credit	190,000	670,000
Proceeds from term loan	—	135,000
Debt issuance costs paid	(358)	(10,416)
Interest rate cap premium	(8,563)	(2,963)
Proceeds from issuance of common stock, net	136,206	497,266
Proceeds from financing obligations, net	179,862	372,978
Offering costs paid in connection with issuance of common stock and private placements	(3,231)	(2,574)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(32,665)	(27,376)
Distribution fees paid to affiliates	(13,602)	(11,950)
Redemptions of common stock	(280,939)	(31,322)
Redemptions of redeemable noncontrolling interests	—	(40,915)
Net cash provided by financing activities	166,710	1,547,728
Net decrease in cash, cash equivalents and restricted cash	(27,010)	(103,667)
Cash, cash equivalents and restricted cash, at beginning of period	80,023	217,735
Cash, cash equivalents and restricted cash, at end of period	$53,013	$114,068

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the six months ended June 30, 2022 have been reclassified to conform to the 2023 presentation.

3. INVESTMENT IN REAL ESTATE

As of June 30, 2023 and December 31, 2022, our consolidated investment in real estate properties consisted of 249 and 243 industrial buildings, respectively.

	As of
(in thousands)	June 30, 2023	December 31, 2022
Land	$1,291,139	$1,284,003
Building and improvements	5,255,062	5,139,402
Intangible lease assets	487,870	479,532
Construction in progress	315,232	285,214
Investment in real estate properties	7,349,303	7,188,151
Less accumulated depreciation and amortization	(599,697)	(454,273)
Net investment in real estate properties	$6,749,606	$6,733,878

Acquisitions

During the six months ended June 30, 2023, we acquired 100% of the following property, which was determined to be an asset acquisition:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Bayport 146 Distribution Center	2/21/2023	1	$49,606
Total Acquisitions		1	$49,606
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisition.

During the six months ended June 30, 2023, we allocated the purchase price of our acquisition to land and building and improvements as follows:

For the Six Months Ended
(in thousands)	June 30, 2023
Land	$6,289
Building and improvements	43,317
Total purchase price (1)	$49,606
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisition.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. There were no intangible lease assets or liabilities acquired in connection with our acquisition during the six months ended June 30, 2023.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2023 and December 31, 2022 included the following:

	As of June 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$475,001	$(201,190)	$273,811	$466,663	$(158,757)	$307,906
Above-market lease assets (1)	12,869	(4,955)	7,914	12,869	(3,872)	8,997
Below-market lease liabilities	(129,823)	44,042	(85,781)	(129,823)	32,424	(97,399)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,117	$4,757	$7,215	$9,476
Above-market lease amortization	(530)	(500)	(1,083)	(905)
Below-market lease amortization	5,342	4,660	11,617	8,636
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$51,472	$42,581	$101,907	$80,050
Intangible lease asset amortization	20,537	20,698	42,433	38,974

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

As of June 30, 2023, we had an 8.0% interest in the BTC II B Partnership, which includes one industrial property totaling approximately 0.7 million square feet and four properties that were either under construction or in the pre-construction phase totaling approximately 1.1 million square feet, with a book value of our investment in the BTC II B Partnership of $20.2 million, which includes $5.5 million of outside basis difference. The outside basis difference originated from the difference between the contributions we made for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of our share of the underlying net assets and liabilities of the BTC II B Partnership.

5. REAL ESTATE DEBT INVESTMENTS

Available-for-Sale Debt Securities

We acquire debt securities that are collateralized by mortgages on commercial real estate properties for cash management and investment purposes. On the acquisition date, we designate investments in commercial real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income. There were no credit losses associated with our available-for-sale debt securities as of and for the period ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.7 years as of June 30, 2023. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2023 and December 31, 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of June 30, 2023	$61,728	$59,296	$2,432	$713	$60,009
As of December 31, 2022	62,420	59,708	2,712	326	60,033
(1)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2023	2022	Maturity Date	2023	2022
Line of credit (1)	5.55%	5.71%	March 2025	$280,000	$90,000
Term loan (2)	2.87	2.87	March 2027	550,000	550,000
Term loan (3)	3.42	3.65	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	3.58	August 2024 - January 2029	996,720	996,720
Floating-rate mortgage notes (5)	3.73	3.68	January 2025 - July 2025	617,250	617,250
Total principal amount / weighted-average (6)	3.63%	3.55%		$3,043,970	$2,853,970
Less unamortized debt issuance costs				(22,728)	(26,784)
Add unamortized mark-to-market adjustment on assumed debt				322	427
Total debt, net				$3,021,564	$2,827,613
Gross book value of properties encumbered by debt				$2,396,222	$2,389,179
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements on $100.0 million of borrowings. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of June 30, 2023, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $720.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of June 30, 2023, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings. As of June 30, 2023, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 4.71%. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of an interest rate cap agreement on $170.0 million of borrowings. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement.
(6)	The weighted-average remaining term of our consolidated debt was approximately 3.0 years as of June 30, 2023, excluding any extension options on the line of credit and the floating-rate mortgage notes.

For the three and six months ended June 30, 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $33.6 million and $64.5 million, respectively, and $16.4 million and $29.0 million for the three and six months ended June 30, 2022, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of June 30, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2023	$—	$—	$—	$—
2024	—	—	38,000	38,000
2025	280,000	—	985,080	1,265,080
2026	—	600,000	—	600,000
2027	—	550,000	129,750	679,750
Thereafter	—	—	461,140	461,140
Total principal payments	$280,000	$1,150,000	$1,613,970	$3,043,970
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025 and the $367.8 million mortgage note matures in July 2025 and the terms of both may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of June 30, 2023.

Repurchase Agreement

On June 26, 2023, we entered into a master repurchase agreement (the “Morgan Stanley MRA”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Under the Morgan Stanley MRA, we may negotiate individual transactions to sell, and later repurchase, certain securities or other assets to Morgan Stanley. Any transactions under the Morgan Stanley MRA will be recognized as secured borrowings while they are outstanding. As of June 30, 2023, we have not settled any such transactions pursuant to the Morgan Stanley MRA.

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

As of June 30, 2023, we have two interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $40.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2023
Interest rate swaps designated as cash flow hedges	17	$1,442,830	Derivative instruments	$69,537
Interest rate caps not designated as cash flow hedges	2	578,000	Derivative instruments	25,469
Interest rate caps designated as cash flow hedge	3	175,000	Derivative instruments	9,682
Total derivative instruments	22	$2,195,830		$104,688
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	17	$1,442,830	Derivative instruments	$70,994
Interest rate caps not designated as cash flow hedges	2	578,000	Derivative instruments	28,339
Total derivative instruments	19	$2,020,830		$99,333

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$31,575	$5,902	$20,322	$23,940
Amount reclassified from AOCI (out of) into interest expense	(11,004)	546	(20,059)	1,692
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	49,971	33,078	98,435	55,545
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized (gain) loss on derivative instruments recognized in other (income) expenses (1)	$(2,610)	$(3,937)	$2,870	$(14,839)
Realized gain on derivative instruments recognized in other (income) expenses (2)	(4,626)	—	(8,522)	—

(1) Unrealized loss (gain) on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

(2) Realized gain on financial instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

efcond

7. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by the Operating Partnership or its affiliates (“DST Properties”). The Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units. We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST property by issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the issuance of the OP units as an issuance of equity.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the DST Properties to potential investors. As of June 30, 2023 and December 31, 2022, there were approximately $185.0 million and $152.4 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our condensed consolidated statements of operations. Credit loss reserves associated with our DST Program Loans were immaterial as of and for the periods ending June 30, 2023 and 2022.

The following table presents our DST Program activity for the three and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
DST Interests sold	$106,718	$257,042	$217,632	$414,163
DST Interests financed by DST Program Loans (1)	18,916	20,917	32,611	33,587
Income earned from DST Program Loans (2)	2,089	968	3,920	1,756
Financing obligation liability appreciation (3)	2,680	6,683	7,414	9,010
Rent obligation incurred under master lease agreements (3)	16,116	9,318	31,111	16,097

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2023
Assets
Derivative instruments	$—	$104,688	$—	$104,688
Available-for-sale debt securities	—	60,009	—	60,009
Total assets measured at fair value	$—	$164,697	$—	$164,697
As of December 31, 2022
Assets
Derivative instruments	$—	$99,333	$—	$99,333
Available-for-sale debt securities	—	60,033	—	60,033
Total assets measured at fair value	$—	$159,366	$—	$159,366

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

Nonrecurring Fair Value Measurements

As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, tenant receivables, prepaid expenses, other assets, due from/to affiliates, accounts payable and accrued liabilities, and distributions payable approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

	As of June 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
(in thousands)	Value (1)	Value	Value (1)	Value
Assets:
DST Program Loans	$185,013	$177,681	$152,402	$146,728
Liabilities:
Line of credit	$280,000	$280,000	$90,000	$90,000
Term loans	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	1,613,970	1,521,551	1,613,970	1,521,046
(1)	The carrying value reflects the principal amount outstanding.

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

During the six months ended June 30, 2023, we raised gross proceeds of approximately $180.5 million from the sale of approximately 11.7 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $41.1 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2022
Balance as of March 31, 2022	214,973	15,223	46,438	276,634
Issuance of common stock:
Primary shares	11,127	2,325	5,200	18,652
DRIP	982	84	236	1,302
Stock grants, net of cancellations	—	—	—	—
Redemptions	(951)	(50)	(535)	(1,536)
Conversions	(2,397)	—	2,397	—
Forfeitures	—	—	(20)	(20)
Balance as of June 30, 2022	223,734	17,582	53,716	295,032
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	213,861	20,818	77,843	312,522
Issuance of common stock:
Primary shares	2,107	519	1,055	3,681
DRIP	880	103	376	1,359
Stock grants, net of cancellations	—	—	—	—
Redemptions	(6,543)	(472)	(2,735)	(9,750)
Conversions	(8,512)	—	8,512	—
Forfeitures	—	—	(7)	(7)
Balance as of June 30, 2023	201,793	20,968	85,044	307,805
FOR THE SIX MONTHS ENDED JUNE 30, 2022
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	20,291	3,956	12,959	37,206
DRIP	2,117	168	441	2,726
Stock grants, net of cancellations	—	—	172	172
Redemptions	(1,482)	(191)	(546)	(2,219)
Conversions	(3,321)	—	3,321	—
Forfeitures	—	—	(22)	(22)
Balance as of June 30, 2022	223,734	17,582	53,716	295,032
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	227,265	20,577	66,702	314,544
Issuance of common stock:
Primary shares	5,401	1,283	2,311	8,995
DRIP	1,808	205	706	2,719
Stock grants, net of cancellations	—	—	165	165
Redemptions	(12,753)	(1,097)	(4,759)	(18,609)
Conversions	(19,928)	—	19,928	—
Forfeitures	—	—	(9)	(9)
Balance as of June 30, 2023	201,793	20,968	85,044	307,805

Distributions

The following table summarizes our distribution activity (including distributions to redeemable noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2023
June 30	$0.13625	$15,492	$1,177	$20,355	$6,344	$43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.27250	$30,776	$2,284	$41,008	$13,150	$87,218
2022
December 31	$0.13625	$14,963	$618	$20,522	$7,372	$43,475
September 30	0.13625	14,593	618	19,942	7,304	42,457
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.54500	$56,273	$2,493	$77,575	$27,184	$163,525
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the six months ended June 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022
Number of shares redeemed	18,609	2,219
Aggregate dollar amount of shares redeemed	$280,939	$31,322
Average redemption price per share	$15.10	$14.12

10. REDEEMABLE NONCONTROLLING INTERESTS

The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The Operating Partnership issued OP Units to the Advisor and BCI IV Advisors Group LLC (the “Former Sponsor”) as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to that certain advisory agreement by and among the Company, the Operating Partnership and the Advisor (the “Advisory Agreement”). We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the condensed consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$69,553	4,532	$15,687	1,311
Settlement of prior year performance participation allocation (1)	62,667	4,106	81,185	6,494
Distributions to redeemable noncontrolling interests	(2,284)	—	(1,257)	—
Redemptions of redeemable noncontrolling interests (2)	—	—	(40,915)	(3,273)
Net loss attributable to redeemable noncontrolling interests	(3,018)	—	(3,041)	—
Change from cash flow hedging activities and available-for-sale securities attributable to redeemable noncontrolling interests	59	—	419	—
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	(911)	—	17,208	—
Ending balance	$126,066	8,638	$69,286	4,532
(1)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed partially in cash in the amount of $77.8 million, and the remainder in Class I OP Units in January 2023. The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as Class I OP Units in January 2022 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of the Special Units for the first six months of 2021, the Special Unit Holder designated 3,221,460 of these Class I OP Units to entities affiliated with our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value at the end of the measurement period.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2023	2022	2023	2022	June 30, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$1,175	$7,032	$3,183	$11,671	$—	$—
Ongoing distribution fees (1)(2)	6,344	6,852	13,150	12,508	2,007	2,459
Advisory fee—fixed component	18,965	16,641	38,219	30,257	6,278	6,371
Performance participation allocation (3)	—	39,146	—	122,446	—	140,505
Other expense reimbursements (4)(5)	2,601	3,504	5,940	6,724	2,028	2,624
Property accounting fee (6)	856	638	1,680	1,200	291	269
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,564	2,695	3,002	4,207	767	672
Other DST Program related costs (5)	1,411	3,383	2,916	5,399	181	145
Development fees (7)	176	1,568	867	2,383	176	471
Total	$33,092	$81,459	$68,957	$196,795	$11,728	$153,516
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $80.3 million and $92.1 million as of June 30, 2023 and December 31, 2022, respectively.
(3)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022 and was settled in January 2023. The Advisor elected to settle the amounts owed partially in cash in the amount of $77.8 million and the remainder in 4.1 million OP Units.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(7)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $2.5 million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively, and $5.6 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units, which may be or were held directly or indirectly by the Advisor, our Former Sponsor, members or affiliates or our Former Sponsor, and third parties.

The performance participation allocation, which will be paid to the Special Unit Holder, is a performance-based amount in the form of an allocation and distribution. The performance participation allocation is calculated as the lesser of: (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward; and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). The foregoing calculations are calculated on a per Fund Interest basis and multiplied by the weighted-average Fund Interests outstanding during the year. In no event will the performance participation allocation be less than zero. Accordingly, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the performance participation allocation will be equal to 100.0% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward.

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of June 30, 2023; therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the six months ended June 30, 2023. As the performance hurdle was achieved as of June 30, 2022, we recognized approximately $39.1 million and $122.4 million of performance participation allocation expense in our condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

For the three and six months ended June 30, 2023, the BTC II B Partnership incurred approximately $0.7 million and $1.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. After the completion of the BTC II Partnership Transaction until June 30, 2022 and for the three months ended June 30, 2022, the BTC II B Partnership incurred approximately $0.4 million and $0.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders—basic	$(48,257)	$(81,028)	$(113,069)	$(186,558)
Net loss attributable to redeemable noncontrolling interests	(1,346)	(1,273)	(3,018)	(3,041)
Net loss attributable to noncontrolling interests	10	10	19	19
Net loss attributable to common stockholders—diluted	$(49,593)	$(82,291)	$(116,068)	$(189,580)
Weighted-average shares outstanding—basic	309,616	289,797	311,543	280,185
Incremental weighted-average shares outstanding—diluted	8,638	4,532	8,366	4,532
Weighted-average shares outstanding—diluted	318,254	294,329	319,909	284,717
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.28)	$(0.36)	$(0.67)
Diluted	$(0.16)	$(0.28)	$(0.36)	$(0.67)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$41,093	$36,418
Net increase in DST Program Loans receivable through DST Program capital raising	32,611	33,587
Redeemable noncontrolling interests issued as settlement of performance participation allocation	62,667	81,185
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	—	91,028
(Decrease) increase in accrued future ongoing distribution fees	(11,825)	4,152
(Decrease) increase in accrued capital expenditures	(4,853)	24,107
Non-cash selling commissions and dealer manager fees	3,183	11,671

Restricted Cash

Restricted cash consists of lender and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2023	2022
Beginning of period:
Cash and cash equivalents	$79,524	$216,848
Restricted cash	499	887
Cash, cash equivalents and restricted cash	$80,023	$217,735
End of period:
Cash and cash equivalents	$52,525	$113,665
Restricted cash	488	403
Cash, cash equivalents and restricted cash	$53,013	$114,068

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2023, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2023.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, rising interest rates and the conflict in Ukraine;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the six months ended June 30, 2023, we sold $217.6 million of gross interests related to the DST Program, $32.6 million of which were financed by DST Program Loans, net of repayments. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the six months ended June 30, 2023, we raised gross proceeds of approximately $180.5 million from the sale of approximately 11.7 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our public offering.

As of June 30, 2023, we directly owned and managed a real estate portfolio that included 249 industrial buildings totaling approximately 52.7 million square feet located in 29 markets throughout the U.S., with 428 customers, and was 95.1% occupied (96.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the three months ended June 30, 2023, we transacted approximately 1.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 46.4%, calculated using cash basis rental rates (49.7% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for detail regarding our acquisition activity during the quarter. As of June 30, 2023 our real estate portfolio included:

●	243 industrial buildings totaling approximately 50.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 98.3% occupied (98.5% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.0 years; and
●	Six industrial buildings totaling approximately 2.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of June 30, 2023, we owned and managed six buildings either under construction or in the pre-construction phase totaling approximately 1.1 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of June 30, 2023, we owned and managed one industrial building totaling approximately 0.7 million square feet and four buildings that were either under construction or in the pre-construction phase totaling approximately 1.1 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.83 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.22 billion, representing a difference of approximately $1.6 billion, or 22.3%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2023 and December 31, 2022:

	As of
(in thousands)	June 30, 2023	December 31, 2022
Investments in industrial properties	$8,825,950	$8,917,900
Investment in unconsolidated joint venture partnership	23,658	22,815
Investments in real estate-related securities	60,009	60,033
DST Program Loans	177,681	146,728
Cash and cash equivalents	52,525	79,524
Other assets	61,445	72,478
Line of credit, term loans and mortgage notes	(3,044,292)	(2,854,397)
Financing obligations associated with our DST Program	(1,423,801)	(1,269,491)
Other liabilities	(164,498)	(163,320)
Accrued performance participation allocation	—	(140,505)
Accrued fixed component of advisory fee	(6,278)	(6,371)
Aggregate Fund NAV	$4,562,399	$4,865,394
Total Fund Interests outstanding	315,997	318,741

The following table sets forth the NAV per Fund Interest as of June 30, 2023:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares (1)	OP Units
Monthly NAV	$4,562,399	$2,913,515	$302,737	$1,221,430	$124,717
Fund Interests outstanding	315,997	201,793	20,968	84,598	8,638
NAV Per Fund Interest	$14.4381	$14.4381	$14.4381	$14.4381	$14.4381

(1) Total Class I Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of June 30, 2023, we estimated approximately $82.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of June 30, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2023 was $189.5 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $189.5 million, or $0.60 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2023:

(in thousands)	As of June 30, 2023
Total stockholders' equity	$2,264,127
Noncontrolling interests	312
Total equity under GAAP	2,264,439

Adjustments:
Accrued distribution fee (1)	80,320
Redeemable noncontrolling interests (2)	126,066
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (3)	1,531,851
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (4)	3,413
Accumulated depreciation and amortization (5)	555,655
Other adjustments (6)	655
Aggregate Fund NAV	$4,562,399
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity.
(3)	Our investments in real estate are presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented under historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, and (ii) other minor adjustments.

Performance

Our NAV decreased from $15.26 per share as of December 31, 2022 to $14.44 per share as of June 30, 2023. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of recent interest rate increases.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of June 30, 2023)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(7.36)%	(8.38)%	(7.11)%	15.15%	10.89%	10.16%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(6.65)%	(8.18)%	(5.84)%	16.55%	11.66%	10.83%
Difference	(0.71)%	(0.20)%	(1.27)%	(1.40)%	(0.77)%	(0.67)%

Class T Share Total Return (without Sales Charge) (3)	(2.99)%	(4.06)%	(2.74)%	16.93%	11.92%	11.06%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.25)%	(3.86)%	(1.41)%	18.35%	12.69%	11.73%
Difference	(0.74)%	(0.20)%	(1.33)%	(1.42)%	(0.77)%	(0.67)%

Class D Share Total Return (3)	(2.86)%	(3.79)%	(2.18)%	17.50%	N/A	12.49%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.11)%	(3.59)%	(0.85)%	18.92%	N/A	13.26%
Difference	(0.75)%	(0.20)%	(1.33)%	(1.42)%	N/A	(0.77)%

Class I Share Total Return (3)	(2.80)%	(3.68)%	(1.95)%	17.93%	12.93%	12.07%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.05)%	(3.47)%	(0.61)%	19.35%	13.71%	12.75%
Difference	(0.75)%	(0.21)%	(1.34)%	(1.42)%	(0.78)%	(0.68)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

Global markets rallied during the first half of 2023, driven by normalization of the macroeconomic environment. While inflationary pressures have shown signs of moderation, the commercial real estate markets continued to be impacted by the macroeconomic environment, most notably, the Federal Reserve’s tightening monetary policy, associated borrowing cost increases and uncertainty with respect to small and regional U.S. banking demand to finance commercial real estate properties. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong fundamentals in the industrial sector. We believe our portfolio is well-positioned in this market environment. While we saw capitalization rates and yields widening modestly this past quarter, which resulted in modest valuation declines, industrial market fundamentals remain favorable, supported by strong rent growth, low vacancy rates and demand generally outpacing supply. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the six months ended June 30, 2023, we completed the following activities:

●	Our NAV decreased to $14.44 per share as of June 30, 2023 from $15.26 per share as of December 31, 2022. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this decrease.
●	We raised $180.5 million of gross equity capital from our public offerings. Additionally, we raised $217.6 million of gross capital through private placement offerings by selling DST Interests, $32.6 million of which were financed by DST Program Loans, net of repayments. We redeemed 18.6 million shares for an aggregate dollar amount of $280.9 million.
●	We leased approximately 5.0 million square feet, which included 1.4 million square feet of new and future leases and 3.6 million square feet of renewals through 42 separate transactions with an average annual base rent of $5.99 per square foot, representing rent growth of 62.8% on comparable leases, calculated using cash basis rental rates (68.2% when calculated on a GAAP basis).
●	As of June 30, 2023, we owned four buildings under construction totaling approximately 1.0 million square feet, and two buildings in the pre-construction phase for an additional 0.1 million square feet.

Portfolio Information

Our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
Portfolio data:
Total buildings	249	243	240
Total rentable square feet	52,679	50,229	49,070
Total number of customers	428	418	416
Percent occupied of operating portfolio (1)	98.3%	99.0%	98.4%
Percent occupied of total portfolio (1)	95.1%	98.1%	97.1%
Percent leased of operating portfolio (1)	98.5%	99.1%	99.5%
Percent leased of total portfolio (1)	96.0%	98.9%	98.4%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2023 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, and for the six months ended June 30, 2023 and 2022:

	For the Three Months Ended				For the Six Months Ended
(in thousands, except per share data)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Revenues:
Rental revenues	$112,643	$111,576	$1,067	1.0%	$224,219	$174,352	$49,867	28.6%
Debt-related income	1,146	1,068	78	7.3%	2,214	—	2,214	NM
Total revenues	113,789	112,644	1,145	1.0%	226,433	174,352	52,081	29.9%
Operating expenses:
Rental expenses	27,566	27,178	388	1.4%	54,744	42,728	12,016	28.1%
Real estate-related depreciation and amortization	72,009	72,331	(322)	(0.4)%	144,340	119,024	25,316	21.3%
General and administrative expenses	3,943	4,127	(184)	(4.5)%	8,070	6,759	1,311	19.4%
Advisory fees	18,965	19,254	(289)	(1.5)%	38,219	30,257	7,962	26.3%
Performance participation allocation	—	—	—	—%	—	122,446	(122,446)	(100.0)%
Acquisition costs and reimbursements	412	8,319	(7,907)	(95.0)%	8,731	2,893	5,838	NM
Total operating expenses	122,895	131,209	(8,314)	(6.3)%	254,104	324,107	(70,003)	(21.6)%
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	63	76	(13)	(17.1)%	139	(35)	174	NM
Interest expense	49,971	48,464	1,507	3.1%	98,435	55,545	42,890	77.2%
(Gain) loss on derivative instruments	(7,236)	1,584	(8,820)	NM	(5,652)	(14,839)	9,187	(61.9)%
Other income and expenses	(2,311)	(2,214)	(97)	(4.4)%	(4,525)	(846)	(3,679)	NM
Total other (income) expenses	40,487	47,910	(7,423)	(15.5)%	88,397	39,825	48,572	NM
Net loss	(49,593)	(66,475)	16,882	25.4%	(116,068)	(189,580)	73,512	38.8%
Net loss attributable to redeemable noncontrolling interests	1,346	1,672	(326)	(19.5)%	3,018	3,041	(23)	(0.8)%
Net income attributable to noncontrolling interests	(10)	(9)	(1)	(11.1)%	(19)	(19)	—	—%
Net loss attributable to common stockholders	$(48,257)	$(64,812)	$16,555	25.5%	$(113,069)	$(186,558)	$73,489	39.4%
Weighted-average shares outstanding—basic	309,616	313,491	(3,875)	(1.2)%	311,543	280,185	31,358	11.2%
Weighted-average shares outstanding—diluted	318,254	321,582	(3,328)	(1.0)%	319,909	284,717	35,192	12.4%
Net loss per common share - basic and diluted	$(0.16)	$(0.21)	$0.05	24.6%	$(0.36)	$(0.67)	$0.30	45.5%

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $1.1 million, or 1.0%, for the three months ended June 30, 2023, as compared to the previous quarter, primarily due to leasing activity for the three months ended June 30, 2023, and the associated rent growth on comparable leases, which averaged 49.7%, calculated using GAAP basis rental rates.

Rental revenues increased by $49.9 million, or 28.6%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the increase in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by $0.4 million, or 1.4%, for the three months ended June 30, 2023, as compared to the previous quarter, primarily due to the increase in recoverable property taxes. Total rental expenses increased by $12.0 million, or 28.1%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the increase in non-same store expenses resulting from the growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

All Remaining Income and Expenses. In aggregate, the remaining income and expenses decreased by $16.2 million, or 10.7%, for the three months ended June 30, 2023, as compared to the previous quarter, primarily due to the following:

●	a $7.2 million gain on derivative instruments for the three months ended June 30, 2023, as compared to a $1.6 million loss on derivative instruments for the previous period, related to the increased fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes;
●	a decrease in acquisition costs and reimbursements of $7.9 million for the three months ended June 30, 2023, as compared to the previous period, primarily due to a deposit in the amount of $7.7 million that was forfeited in the first quarter of 2023 when the associated real estate acquisition did not close; and

●	an increase in interest expense of $1.5 million, or 3.1%, for the three months ended June 30, 2023, as compared to the previous quarter, primarily due to (i) an increase in interest expense related to increased borrowings on our line of credit (including the effects of interest rate cap agreements), as well as increased interest rates on certain variable rate debt, and (ii) a $1.1 million increase in master lease payments recorded as interest expense associated with our DST Program; partially offset by a $2.1 million decrease in amortization of the value of our financing obligations.

In aggregate, the remaining income and expenses decreased by $35.7 million, or 11.1%, for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in the performance participation allocation of $122.4 million for the six months ended June 30, 2023, as compared to the same period of the previous year, as the requisite performance hurdle was met in 2022 and the associated performance participation allocation expense was then recognized, while the performance hurdle was not met during the six months ended June 30, 2023 and no performance participation allocation expense was recognized.

Partially offset by:

●	an increase in interest expense of $42.9 million for the six months ended June 30, 2023, as compared to the same period of the previous year, primarily due to (i) a $35.4 million increase in line of credit, mortgage note and term loan interest (including the effects of interest rate swap and cap agreements) related to increased borrowings on the line of credit during the six months ended June 30, 2023 and increased interest rates on certain variable rate debt; and (ii) a $15.0 million increase of master lease payments recorded as interest expense associated with our DST Program; partially offset by a $1.6 million decrease in the amortization of the value of our financing obligations;
●	a $25.3 million increase in real estate-related depreciation and amortization for the six months ended June 30, 2023, as compared to the same period of the previous year, as a result of the growth of our portfolio;
●	a $9.2 million decrease in the gain on derivative instruments for the six months ended June 30, 2023, as compared to the same period of the previous year, related to the change in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes; and
●	a $8.0 million increase in the fixed component of the advisory fee for the six months ended June 30, 2023, as compared to the same period of the previous year, due to the gross proceeds of $180.5 million raised from our public offering and $217.6 million of DST Interests sold (including $32.6 million of DST Interests financed by DST Program Loans) for the six months ended June 30, 2023.

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

The same store operating portfolio for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023 presented below included 240 buildings totaling approximately 49.7 million square feet owned as of January 1, 2023, which represented 94.3% of total rentable square feet, 97.8% of total rental revenues, and 97.8% of net operating income for the three months ended June 30, 2023. The same store operating portfolio for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 presented below included 187 buildings totaling approximately 36.8 million square feet owned as of January 1, 2022, which represented 69.9% of total rentable square feet, 75.0% of total rental revenues, and 74.8% of net operating income for the six months ended June 30, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended June 30, 2023 and March 31, 2023, and the six months ended June 30, 2023 and 2022:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Net loss attributable to common stockholders	$(48,257)	$(64,812)	$16,555	25.5%	$(113,069)	$(186,558)	$73,489	39.4%
Debt-related income	(1,146)	(1,068)	(78)	(7.3)%	(2,214)	—	(2,214)	NM
Real estate-related depreciation and amortization	72,009	72,331	(322)	(0.4)%	144,340	119,024	25,316	21.3%
General and administrative expenses	3,943	4,127	(184)	(4.5)%	8,070	6,759	1,311	19.4%
Advisory fees	18,965	19,254	(289)	(1.5)%	38,219	30,257	7,962	26.3%
Performance participation allocation	—	—	—	—%	—	122,446	(122,446)	(100.0)%
Acquisition costs and reimbursements	412	8,319	(7,907)	(95.0)%	8,731	2,893	5,838	NM
Equity in loss (income) from unconsolidated joint venture partnership(s)	63	76	(13)	(17.1)%	139	(35)	174	NM
Interest expense	49,971	48,464	1,507	3.1%	98,435	55,545	42,890	77.2%
(Gain) loss on derivative instruments	(7,236)	1,584	(8,820)	NM	(5,652)	(14,839)	9,187	(61.9)%
Other income and expenses	(2,311)	(2,214)	(97)	(4.4)%	(4,525)	(846)	(3,679)	NM
Net loss attributable to redeemable noncontrolling interests	(1,346)	(1,672)	326	19.5%	(3,018)	(3,041)	23	0.8%
Net income attributable to noncontrolling interests	10	9	1	11.1%	19	19	—	—%
Net operating income	$85,077	$84,398	$679	0.8%	$169,475	$131,624	$37,851	28.8%
Less: Non-same store NOI	1,891	581	1,310	NM	42,698	11,953	30,745	NM
Same store NOI	$83,186	$83,817	$(631)	(0.8)%	$126,777	$119,671	$7,106	5.9%

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and NOI for the three months ended June 30, 2023 as compared to the three months ended March 31, 2023, and for the six months ended June 30, 2023 as compared to the same period in 2022:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	June 30, 2023	March 31, 2023	Change	% Change	June 30, 2023	June 30, 2022	Change	% Change
Rental revenues:
Same store operating properties	$110,135	$110,780	$(645)	(0.6)%	$168,073	$158,138	$9,935	6.3%
Other properties	2,508	796	1,712	NM	56,146	16,214	39,932	NM
Total rental revenues	112,643	111,576	1,067	1.0%	224,219	174,352	49,867	28.6%
Rental expenses:
Same store operating properties	(26,949)	(26,963)	14	0.1%	(41,296)	(38,467)	(2,829)	(7.4)%
Other properties	(617)	(215)	(402)	NM	(13,448)	(4,261)	(9,187)	NM
Total rental expenses	(27,566)	(27,178)	(388)	(1.4)%	(54,744)	(42,728)	(12,016)	(28.1)%
Net operating income:
Same store operating properties	83,186	83,817	(631)	(0.8)%	126,777	119,671	7,106	5.9%
Other properties	1,891	581	1,310	NM	42,698	11,953	30,745	NM
Total net operating income	$85,077	$84,398	$679	0.8%	169,475	131,624	37,851	28.8%

NM = Not meaningful

Rental Revenues. Non-same store rental revenues increased by $1.7 million for the three months ended June 30, 2023 as compared to the previous quarter, as a result of rental rate growth and leasing activity. Same store rental revenues decreased by $0.6 million, or 0.6%, for the three months ended June 30, 2023 as compared to the previous quarter, primarily due to a small decrease in average occupancy of same store properties and an increase in our bad debt reserve related to one of our tenants.

Non-same store rental revenues increased by $39.9 million for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to the addition of 50 industrial buildings that we have acquired since January 1, 2022, as well as seven value-add properties that were acquired during 2021 and stabilized during 2022. Same store rental revenues increased by $9.9 million, or 6.3%, for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to increases in rental rates and average occupancy of same store properties, as well an increase in recovery revenue.

Rental Expenses. Non-same store rental expenses increased by $0.4 million for the three months ended June 30, 2023, as compared to the previous quarter, primarily due to the increase in recoverable property taxes. Same store rental expenses remained consistent for the three months ended June 30, 2023 as compared to the previous quarter.

Non-same store rental expenses increased by $9.2 million for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to the growth of our portfolio, as described above. Same store rental expenses increased by $2.8 million, or 7.4%, for the six months ended June 30, 2023 as compared to the same period in 2022, primarily due to an increase in property taxes associated with certain of our properties.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP net loss	$(49,593)	$(82,291)	$(116,068)	$(189,580)
Weighted-average shares outstanding—diluted	318,254	294,329	319,909	284,717
GAAP net loss per common share—diluted	$(0.16)	(0.28)	(0.36)	(0.67)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	72,009	63,279	144,340	119,024
Our share of adjustment above from unconsolidated joint venture partnerships	—	—	—	371
NAREIT FFO	$22,416	$(19,012)	$28,272	$(70,185)
NAREIT FFO per common share—diluted	$0.07	$(0.06)	$0.09	$(0.25)
Adjustments to arrive at AFFO:
Performance-based incentive fee (income) expense, net	—	39,146	—	122,446
Unrealized (gain) loss on derivative instruments (1)	(2,610)	(3,937)	2,870	(14,839)
Financing obligation liability appreciation	2,680	6,683	7,414	9,010
Forfeited investment deposit	—	—	7,689	—
AFFO	$22,486	$22,880	$46,245	$46,432
(1)	Unrealized loss (gain) on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our public and private offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of June 30, 2023, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $3.0 billion, with no principal amounts payable within the next 12 months. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our public and private offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the six months ended June 30, 2023, we raised $180.5 million of gross equity capital from our public offering and redemptions of common stock amounted to $280.9 million. As of June 30, 2023, we had cash and cash equivalents of $52.5 million and leverage of 33.6%, calculated as our total borrowings outstanding less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2023. As of June 30, 2023, we owned and managed a real estate portfolio that included 249 industrial buildings totaling approximately 52.7 million square feet, with a diverse roster of 428 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 95.1% occupied (96.0% leased) with a weighted-average remaining lease term (based on square feet) of 4.1 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2023	2022	Change
Total cash provided by (used in):
Operating activities	$(37,044)	$50,402	$(87,446)
Investing activities	(156,676)	(1,701,797)	1,545,121
Financing activities	166,710	1,547,728	(1,381,018)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(27,010)	$(103,667)	$76,657

Cash flows from operating activities during the six months ended June 30, 2023 decreased by approximately $87.4 million as compared to the same period in 2022, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million; (ii) a $35.4 million increase in interest expense related to increased borrowings, the effect of increased interest rates on certain variable rate debt.

Cash used in investing activities during the six months ended June 30, 2023 decreased by approximately $1.5 billion as compared to the same period in 2022, primarily due to (i) a net decrease in acquisition activity of $1.6 billion, which was primarily driven by the closing of the BTC II Partnership Transaction and the acquisition of the Chicago Growth Portfolio having taken place in the first half of 2022; and (ii) a decrease in the contributions made to our joint venture partnerships of $8.2 million, partially offset by a net increase in capital expenditure activity of $37.8 million related to increased development activity during the six months ended June 30, 2023.

Cash provided by financing activities during the six months ended June 30, 2023 decreased by approximately $1.4 billion as compared to the same period in 2022, primarily driven by (i) a $605.0 million decrease in net borrowings under our line of credit and term loan; (ii) the $361.7 million decrease in capital raised through our public offering, net of offering costs paid; (iii) the $249.6 million increase in redemptions of our common stock; and (iv) a decrease in net proceeds from financing obligations associated with the DST Program of 193.1 million; partially offset by a decrease related to $40.9 million Class I OP Units that were redeemed in the first quarter of 2022, while no OP Units were redeemed in the six months ended June 30, 2023.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2023, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $280.0 million outstanding under our line of credit with an effective interest rate of 5.55%, which includes the effect of interest rate cap agreements. Additionally, as of June 30, 2023, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.16%, which includes the effect of the interest rate swap agreements and an interest rate cap agreement. The unused and available portions under our line of credit were both $720.0 million as of June 30, 2023. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2023, we had property-level borrowings of approximately $1.6 billion of principal outstanding with a weighted-average remaining term of 3.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.64%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

As of June 30, 2023, we have no indebtedness with initial or extended maturity dates beyond 2023 that has exposure to LIBOR. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding interest rates.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities, as determined in accordance with our valuation procedures. We had leverage of 33.6% as of June 30, 2023. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of June 30, 2023 and expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of June 30, 2023, we had $1.3 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the six months ended June 30, 2023, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $180.5 million ($175.4 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2023, no portion of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.0% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 53.0% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, interest income from our cash balances, and the net proceeds from primary shares sold in our public offerings. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2023, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or July 31, 2023, August 31, 2023 and September 29, 2023 (each a “Distribution Record Date”). Our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions will be paid at a quarterly rate of (i) $0.15 per Class I share of common stock and (ii) $0.15 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.05 per Class I share of common stock and (ii) $0.05 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.04542 per share that has been paid since July 31, 2017. Distributions for each month of the third quarter of 2023 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$23,013	53.1%	$21,144	52.7%
Reinvested in shares	20,355	46.9	18,953	47.3
Total	$43,368	100.0%	$40,097	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$—	—%	$21,144	52.7%
Borrowings	23,013	53.1	—	—
DRIP (3)	20,355	46.9	18,953	47.3
Total	$43,368	100.0%	$40,097	100.0%

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$46,210	53.0%	$40,482	52.2%
Reinvested in shares	41,008	47.0	37,111	47.8
Total	$87,218	100.0%	$77,593	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$—	—%	$40,482	52.2%
Borrowings	46,210	53.0	—	—
DRIP (3)	41,008	47.0	37,111	47.8
Total	$87,218	100.0%	$77,593	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended June 30, 2023 and 2022, our NAREIT FFO was $22.4 million and $(19.0) million, respectively, compared to total gross distributions of $43.4 million and $40.1 million, respectively. For the six months ended June 30, 2023 and 2022, our NAREIT FFO was $28.3 million and $(70.2) million, respectively, compared to total gross distributions of $87.2 million and $77.6 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except per share data)	2023	2022
Number of shares redeemed	18,609	2,219
Aggregate dollar amount of shares redeemed	$280,939	$31,322
Average redemption price per share	$15.10	$14.12

For purposes of the share redemption program, redemption requests received in a month are included on the last day of such month because that is the last day the shareholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. As of June 30, 2023, our critical accounting estimates have not changed from those described in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2023, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of June 30, 2023, our fixed interest rate debt consisted of $550.0 million under our $550.0 million term loan and $525.0 million of commitments under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 68.1% of our total consolidated debt as of June 30, 2023. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.98 billion and $2.07 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2023. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2023, our consolidated variable interest rate debt consisted of $280.0 million under our line of credit, $75.0 million under our $600.0 million term loan, and $617.3 million under two of our mortgage notes, which represented 31.9% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $972.3 million of consolidated borrowings; however, $753.0 million of these borrowings are capped through the use of five interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2023, would increase our annual interest expense by approximately $0.8 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of June 30, 2023, we had 22 outstanding derivative instruments with a total notional amount of $2.2 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K and Part II, Item 1A. “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (the “First Quarter 2023 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2022 Form 10-K and the First Quarter 2023 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

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

The table below summarizes the redemption activity for the three months ended June 30, 2023:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
April 30, 2023	2,880	$15.03	2,880	—
May 31, 2023	3,449	14.98	3,449	—
June 30, 2023 (3)	3,421	14.90	3,421	—
Total	9,750	$14.97	9,750	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
(3)	Redemption requests accepted in June 2023 are considered redeemed on July 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $163.9 million of shares of common stock for the three months ended June 30, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Amended and Restated Advisory Agreement (2023), dated as of April 30, 2023, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2023.

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed on August 11, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

August 11, 2023	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 11, 2023	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)