Form 10-Q
period 2023-09-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2023-11-13
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 7, 2023, there were 181,765,672 shares of the registrant’s Class T common stock, 20,557,091 shares of the registrant’s Class D common stock and 88,499,029 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2023	2022
	(unaudited)
ASSETS
Net investment in real estate properties	$6,801,213	$6,733,878
Investment in unconsolidated joint venture partnership	20,306	19,668
Investments in real estate debt and securities, at fair value	161,649	60,033
Cash and cash equivalents	16,384	79,524
Restricted cash	598	499
Derivative instruments	106,538	99,333
DST Program Loans	198,849	152,402
Other assets	69,956	78,138
Total assets	$7,375,493	$7,223,475
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$117,759	$125,930
Debt, net	3,273,196	2,827,613
Secured financings on investments in real estate debt securities	44,004	—
Intangible lease liabilities, net	80,257	97,399
Financing obligations, net	1,578,053	1,262,666
Distribution fees payable to affiliates	72,183	92,145
Other liabilities	55,541	194,822
Total liabilities	5,220,993	4,600,575
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	121,453	69,553
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 188,534 and 227,265 shares issued and outstanding, respectively	1,885	2,272
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 20,834 and 20,577 shares issued and outstanding, respectively	208	206
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 87,213 and 66,702 shares issued and outstanding, respectively	872	667
Additional paid-in capital	2,957,792	3,219,132
Accumulated deficit and distributions	(1,004,417)	(739,497)
Accumulated other comprehensive income	76,395	70,255
Total stockholders’ equity	2,032,735	2,553,035
Noncontrolling interests	312	312
Total equity	2,033,047	2,553,347
Total liabilities and equity	$7,375,493	$7,223,475

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenues:
Rental revenues	$117,386	$108,315	$341,605	$282,667
Debt-related income	3,948	—	6,162	—
Total revenues	121,334	108,315	347,767	282,667
Operating expenses:
Rental expenses	29,216	26,065	83,960	68,793
Real estate-related depreciation and amortization	72,846	73,580	217,186	192,604
General and administrative expenses	3,501	3,276	11,571	10,035
Advisory fees	18,217	18,237	56,436	48,494
Performance participation allocation	—	14,034	—	136,480
Acquisition costs and reimbursements	754	2,180	9,485	5,073
Total operating expenses	124,534	137,372	378,638	461,479
Other (income) expenses:
Equity in loss from unconsolidated joint venture partnership(s)	35	68	174	33
Interest expense	43,168	45,905	141,603	101,450
Gain on derivative instruments	(1,831)	(11,310)	(7,483)	(26,149)
Other income and expenses	(2,720)	(1,356)	(7,245)	(2,202)
Total other (income) expenses	38,652	33,307	127,049	73,132
Net loss	(41,852)	(62,364)	(157,920)	(251,944)
Net loss attributable to redeemable noncontrolling interests	1,169	901	4,187	3,942
Net income attributable to noncontrolling interests	(9)	(9)	(28)	(28)
Net loss attributable to common stockholders	$(40,692)	$(61,472)	$(153,761)	$(248,030)
Weighted-average shares outstanding—basic	300,691	307,422	307,886	289,380
Weighted-average shares outstanding—diluted	309,329	311,954	316,344	293,912
Net loss attributable to common stockholders per common share—basic and diluted	$(0.14)	$(0.20)	$(0.50)	$(0.86)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(41,852)	$(62,364)	$(157,920)	$(251,944)
Change from cash flow hedging activities	5,578	48,329	5,841	73,961
Change from activities related to available-for-sale securities	130	—	517	—
Comprehensive loss	(36,144)	(14,035)	(151,562)	(177,983)
Comprehensive loss attributable to redeemable noncontrolling interests	1,010	202	3,969	2,824
Comprehensive loss attributable to common stockholders	$(35,134)	$(13,833)	$(147,593)	$(175,159)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	295,032	$2,950	$2,942,359	$(547,956)	$27,844	$312	$2,425,509
Net (loss) income (excludes $901 attributable to redeemable noncontrolling interests)	—	—	—	(61,472)	—	9	(61,463)
Change from cash flow hedging activities (excludes $699 attributable to redeemable noncontrolling interests)	—	—	—	—	47,630	—	47,630
Issuance of common stock	21,436	214	334,695	—	—	—	334,909
Share-based compensation, net of cancellations	—	—	489	—	—	—	489
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,748)	—	—	—	(8,748)
Trailing distribution fees	—	—	(12,848)	7,359	—	—	(5,489)
Redemptions of common stock	(4,323)	(43)	(65,844)	—	—	—	(65,887)
Distributions to stockholders (excludes $618 attributable to redeemable noncontrolling interests)	—	—	—	(41,894)	—	(9)	(41,903)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,131)	—	—	—	(1,131)
Balance as of September 30, 2022	312,145	$3,121	$3,188,972	$(643,963)	$75,474	$312	$2,623,916
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439
Net (loss) income (excludes $1,169 attributable to redeemable noncontrolling interests)	—	—	—	(40,692)	—	9	(40,683)
Change from cash flow hedging activities and available-for-sale securities (excludes $159 attributable to redeemable noncontrolling interests)	—	—	—	—	5,549	—	5,549
Issuance of common stock	4,144	41	59,875	—	—	—	59,916
Share-based compensation, net of cancellations	—	—	648	—	—	—	648
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,852)	—	—	—	(1,852)
Trailing distribution fees	—	—	2,416	5,721	—	—	8,137
Redemptions of common stock	(15,368)	(154)	(220,155)	—	—	—	(220,309)
Distributions to stockholders (excludes $1,296 attributable to redeemable noncontrolling interests)	—	—	—	(45,096)	—	(9)	(45,105)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,307	—	—	—	2,307
Balance as of September 30, 2023	296,581	$2,965	$2,957,792	$(1,004,417)	$76,395	$312	$2,033,047

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $3,942 attributable to redeemable noncontrolling interest)	—	—	—	(248,030)	—	28	(248,002)
Change from cash flow hedging activities (excludes $1,118 attributable to redeemable noncontrolling interest)	—	—	—	—	72,843	—	72,843
Issuance of common stock	61,552	615	879,649	—	—	—	880,264
Share-based compensation, net of cancellations	(34)	—	1,188	—	—	—	1,188
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,589)	—	—	—	(22,589)
Trailing distribution fees	—	—	(29,508)	19,867	—	—	(9,641)
Redemptions of common stock	(6,542)	(65)	(97,144)	—	—	—	(97,209)
Distributions to stockholders (excludes $1,875 attributable to redeemable noncontrolling interest)	—	—	—	(118,230)	—	(28)	(118,258)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(18,339)	—	—	—	(18,339)
Balance as of September 30, 2022	312,145	$3,121	$3,188,972	$(643,963)	$75,474	$312	$2,623,916
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $4,187 attributable to redeemable noncontrolling interest)	—	—	—	(153,761)	—	28	(153,733)
Change from cash flow hedging activities (excludes $218 attributable to redeemable noncontrolling interest)	—	—	—	—	6,140	—	6,140
Issuance of common stock	16,063	160	240,237	—	—	—	240,397
Share-based compensation, net of cancellations	(49)	—	1,979	—	—	—	1,979
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(6,957)	—	—	—	(6,957)
Trailing distribution fees	—	—	1,091	18,871	—	—	19,962
Redemptions of common stock	(33,977)	(340)	(500,908)	—	—	—	(501,248)
Preferred interest in Subsidiary REITs	—	—	—	—	—	—	—
Distributions to stockholders (excludes $3,580 attributable to redeemable noncontrolling interest)	—	—	—	(130,030)	—	(28)	(130,058)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	3,218	—	—	—	3,218
Balance as of September 30, 2023	296,581	$2,965	$2,957,792	$(1,004,417)	$76,395	$312	$2,033,047

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(157,920)	$(251,944)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Real estate-related depreciation and amortization	217,186	192,604
Amortization of deferred financing costs	7,568	5,460
(Decrease) increase in financing obligation liability appreciation	(1,859)	17,882
Equity in loss from unconsolidated joint venture partnership(s)	174	33
Loss (gain) on changes in fair value of interest rate caps	6,123	(25,546)
Performance participation allocation	—	136,480
Straight-line rent and amortization of above- and below-market leases	(26,839)	(26,568)
Forfeited investment deposit	7,689	245
Other	1,690	2,072
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	15,321	29,733
Cash settlement of accrued performance participation allocation	(77,838)	—
Net cash (used in) provided by operating activities	(8,705)	80,451
Investing activities:
Real estate acquisitions	(109,818)	(1,460,868)
Incremental investment to acquire joint venture partnership portfolio	—	(259,526)
Capital expenditures	(186,170)	(133,115)
Investments in debt-related investments	(103,528)	—
Investment in unconsolidated joint venture partnership(s)	(811)	(8,782)
Collection of principal on available-for-sale debt securities	2,866	—
Other	1,858	129
Net cash used in investing activities	(395,603)	(1,862,162)
Financing activities:
Net proceeds from (repayments of) line of credit	350,000	—
Proceeds from term loan	—	135,000
Net proceeds from (repayments of) secured funding agreement	44,004	—
Proceeds from mortgage note	92,217	367,830
Debt issuance costs paid	(2,752)	(17,857)
Interest rate cap premium	(8,563)	(2,963)
Proceeds from issuance of common stock, net	173,470	805,070
Proceeds from financing obligations, net	268,653	562,889
Offering costs paid in connection with issuance of common stock and private placements	(4,564)	(4,033)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(50,391)	(42,275)
Distribution fees paid to affiliates	(19,559)	(19,163)
Redemptions of common stock	(501,248)	(97,209)
Redemptions of redeemable noncontrolling interests	—	(40,915)
Net cash provided by financing activities	341,267	1,646,374
Net decrease in cash, cash equivalents and restricted cash	(63,041)	(135,337)
Cash, cash equivalents and restricted cash, at beginning of period	80,023	217,735
Cash, cash equivalents and restricted cash, at end of period	$16,982	$82,398

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the war in Ukraine and the escalating conflict in the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the nine months ended September 30, 2022 have been reclassified to conform to the 2023 presentation.

3. INVESTMENT IN REAL ESTATE

As of September 30, 2023 and December 31, 2022, our consolidated investment in real estate properties consisted of 253 and 243 industrial buildings, respectively.

	As of
(in thousands)	September 30, 2023	December 31, 2022
Land	$1,300,046	$1,284,003
Building and improvements	5,379,414	5,139,402
Intangible lease assets	493,427	479,532
Construction in progress	301,362	285,214
Investment in real estate properties	7,474,249	7,188,151
Less accumulated depreciation and amortization	(673,036)	(454,273)
Net investment in real estate properties	$6,801,213	$6,733,878

Acquisitions

During the nine months ended September 30, 2023, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
Bayport 146 Distribution Center	2/21/2023	1	$49,606
Runway Distribution Center I & II	7/12/2023	2	56,992
Brittmore Industrial Center	8/16/2023	1	22,288
Total Acquisitions		4	$128,886
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

During the nine months ended September 30, 2023, we allocated the purchase price of our acquisitions to land and building and improvements as follows:

For the Nine Months Ended
(in thousands)	September 30, 2023
Land	$15,835
Building and improvements	113,051
Total purchase price (1)	$128,886
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. There were no intangible lease assets or liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2023.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2023 and December 31, 2022 included the following:

	As of September 30, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$480,558	$(222,023)	$258,535	$466,663	$(158,757)	$307,906
Above-market lease assets (1)	12,869	(5,448)	7,421	12,869	(3,872)	8,997
Below-market lease liabilities	(129,823)	49,566	(80,257)	(129,823)	32,424	(97,399)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,058	$4,298	$11,273	$13,774
Above-market lease amortization	(493)	(559)	(1,576)	(1,464)
Below-market lease amortization	5,525	5,622	17,142	14,258
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$52,014	$50,433	$153,921	$130,483
Intangible lease asset amortization	20,832	23,147	63,265	62,121

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

As of September 30, 2023, we had an 8.0% interest in the BTC II B Partnership, which includes two industrial properties totaling approximately 0.8 million square feet and three properties that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, with a book value of our investment in the BTC II B Partnership of $20.3 million, which includes $5.5 million of outside basis difference. The outside basis difference originated from the difference between the contributions we made for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of our share of the underlying net assets and liabilities of the BTC II B Partnership.

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes. We elect the fair value option for our debt-related investments and as such, the investments are carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our condensed consolidated statements of operations. Upfront fees and origination costs related to our debt-related investments for which the fair value option is elected are recognized in earnings as incurred and not deferred. Such items are recorded as components of debt-related income on our condensed consolidated statements of operations. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income. As of September 30, 2023, we had two debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $174.8 million, with a weighted-average remaining term of 2.85 years and a weighted-average interest rate of 8.93%, calculated based on Term SOFR plus a weighted-average margin of 3.52%. As of September 30, 2023, the outstanding principal amount and fair value were both $103.5 million.

Available-for-Sale Debt Securities

We acquire debt securities that are collateralized by mortgages on commercial real estate properties for cash management and investment purposes. On the acquisition date, we designate investments in commercial real estate debt securities as available-for-sale. Investments in debt securities that are classified as available-for-sale are carried at fair value. These assets are valued on a recurring basis and any unrealized holding gains and losses other than those associated with a credit loss are recorded each period in other comprehensive income. There were no credit losses associated with our available-for-sale debt securities as of and for the period ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.47 years as of September 30, 2023. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2023 and December 31, 2022:

($ in thousands)	Face Amount	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (1)	Fair Value
As of September 30, 2023	$59,554	$57,267	$2,287	$843	$58,110
As of December 31, 2022	62,420	59,708	2,712	326	60,033
(1)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2023	2022	Maturity Date	2023	2022
Line of credit (1)	6.03%	5.71%	March 2025	$440,000	$90,000
Term loan (2)	2.87	2.87	March 2027	550,000	550,000
Term loan (3)	3.42	3.65	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	3.58	August 2024 - January 2029	996,720	996,720
Floating-rate mortgage notes (5)	4.38	3.68	January 2025 - October 2026	709,467	617,250
Total principal amount / weighted-average (6)	3.93%	3.55%		$3,296,187	$2,853,970
Less unamortized debt issuance costs				(23,260)	(26,784)
Add unamortized mark-to-market adjustment on assumed debt				269	427
Total debt, net				$3,273,196	$2,827,613
Gross book value of properties encumbered by debt				$2,586,287	$2,389,179
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements on $100.0 million of borrowings. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of September 30, 2023, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $560.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for the term loan. As of September 30, 2023, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings. As of September 30, 2023, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 4.71%. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note and a $129.1 million mortgage note. As of September 30, 2023, borrowings under the $129.1 million mortgage note amounted to $92.2 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of an interest rate cap agreement on $170.0 million of borrowings. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%.
(6)	The weighted-average remaining term of our consolidated debt was approximately 2.7 years as of September 30, 2023, excluding any extension options on the line of credit and the floating-rate mortgage notes.

For the three and nine months ended September 30, 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $37.6 million and $102.0 million, respectively, and $25.7 million and $54.7 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2023, the amount of interest capitalized was $5.4 million and $14.8 million, respectively, and for the three and nine months ended September 30, 2022, the amount of interest capitalized was $2.6 million and $4.3 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of September 30, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2023	$—	$—	$—	$—
2024	—	—	38,000	38,000
2025	440,000	—	985,080	1,425,080
2026	—	600,000	92,217	692,217
2027	—	550,000	129,750	679,750
Thereafter	—	—	461,140	461,140
Total principal payments	$440,000	$1,150,000	$1,706,187	$3,296,187
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	The $209.3 million mortgage note matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. The $408.0 million mortgage note matures in January 2025, the $367.8 million mortgage note matures in July 2025, and the $129.1 million mortgage note matures in October 2026, and the terms of all three may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of September 30, 2023.

Master Repurchase Agreement

On June 26, 2023, we entered into a master repurchase agreement (the “Morgan Stanley MRA”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Under the Morgan Stanley MRA, we may negotiate individual transactions to sell, and later repurchase, certain securities or other assets to Morgan Stanley. Any transactions under the Morgan Stanley MRA will be recognized as secured borrowings while they are outstanding and are carried at the contractual amount, as specified in the Morgan Stanley MRA. Such borrowings are recorded as secured financings on investments in real estate debt securities on the condensed consolidated balance sheets. The terms of the Morgan Stanley MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral we have pledged, and may require us to provide additional collateral in the form of cash, securities, and other assets if the market value of such financed investments declines. The Morgan Stanley MRA may be terminated at any time by either party to the agreement, without penalty. The interest rate on the Morgan Stanley MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of each borrowing.

We have $44.0 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale securities, which are fair valued at $58.1 million, as of September 30, 2023. Advances under the Morgan Stanley MRA for the three months ended September 30, 2023 accrued interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin of 0.90%. For the three and nine months ended September 30, 2023, the amount of interest incurred related to our secured financings was $0.7 million, which is recorded as a component of interest expense on the condensed consolidated statements of operations.

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

As of September 30, 2023, we have four interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $37.3 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of September 30, 2023
Interest rate swaps designated as cash flow hedges	17	$1,442,830	Derivative instruments	$74,291
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	22,441
Interest rate caps designated as cash flow hedges	3	175,000	Derivative instruments	9,806
Total derivative instruments	24	$2,324,940		$106,538
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	17	$1,442,830	Derivative instruments	$70,994
Interest rate caps not designated as cash flow hedges	2	578,000	Derivative instruments	28,339
Total derivative instruments	19	$2,020,830		$99,333

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$18,156	$49,192	$38,478	$73,132
Amount reclassified from AOCI (out of) into interest expense	(12,578)	(863)	(32,637)	829
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	43,168	45,905	141,603	101,450
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss (gain) on derivative instruments recognized in other (income) expenses (1)	$3,253	$(10,707)	$6,123	$(25,546)
Realized gain on derivative instruments recognized in other (income) expenses (2)	(5,084)	(603)	(13,606)	(603)

(1) Unrealized loss (gain) on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

(2) Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the DST Properties to potential investors. As of September 30, 2023 and December 31, 2022, there were approximately $198.8 million and $152.4 million, respectively, of outstanding DST Program Loans that we have made to partially finance the sale of DST Interests. We include our investments in DST Program Loans separately on our condensed consolidated balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our condensed consolidated statements of operations. Credit loss reserves associated with our DST Program Loans were immaterial as of and for the periods ending September 30, 2023 and 2022.

The following table presents our DST Program activity for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
DST Interests sold	$104,812	$229,604	$322,444	$643,767
DST Interests financed by DST Program Loans (1)	13,836	34,940	46,447	68,527
Income earned from DST Program Loans (2)	2,411	1,343	6,331	3,099
(Decrease) increase in financing obligation liability appreciation (3)	(9,273)	8,872	(1,859)	17,882
Rent obligation incurred under master lease agreements (3)	17,569	11,779	48,680	27,876

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2023
Assets
Derivative instruments	$—	$106,538	$—	$106,538
Available-for-sale debt securities	—	58,110	—	58,110
Debt-related investments	—	—	103,539	103,539
Total assets measured at fair value	$—	$164,648	$103,539	$268,187
As of December 31, 2022
Assets
Derivative instruments	$—	$99,333	$—	$99,333
Available-for-sale debt securities	—	60,033	—	60,033
Total assets measured at fair value	$—	$159,366	$—	$159,366

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

Debt-Related Investments. Our debt-related investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investments, if we acquire the investment, or the par value of such investment, if we originate the investment. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modelling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. These inputs are generally considered Level 3. As of September 30, 2023, we had two floating-rate senior loan investments without readily available market quotations. The investments were originated in July and August 2023, and as such, the fair value of the debt-related investments were determined to equal par value as of September 30, 2023.

Financial Assets and Liabilities Not Measured At Fair Value

As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2023		As of December 31, 2022
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans	3	$198,849	$188,997	$152,402	$146,728
Liabilities:
Line of credit	3	$440,000	$440,000	$90,000	$90,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	1,706,187	1,614,575	1,613,970	1,521,046
Secured financings on investments in real estate debt securities	3	44,004	44,004	—	—
(1)	Fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities, is estimated based on a discounted cash flow methodology, taking into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.

9. EQUITY

Public Offering

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan (“DRIP”), in any combination of Class T shares, Class D shares, and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

During the nine months ended September 30, 2023, we raised gross proceeds of approximately $240.4 million from the sale of approximately 15.8 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $62.9 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of June 30, 2022	223,734	17,582	53,716	295,032
Issuance of common stock:
Primary shares	13,850	2,257	4,027	20,134
DRIP	937	91	254	1,282
Stock grants, net of cancellations	—	—	21	21
Redemptions	(3,280)	(212)	(831)	(4,323)
Conversions	(4,409)	—	4,409	—
Forfeitures	—	—	(1)	(1)
Balance as of September 30, 2022	230,832	19,718	61,595	312,145
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	201,793	20,968	85,044	307,805
Issuance of common stock:
Primary shares	1,675	332	594	2,601
DRIP	942	116	462	1,520
Stock grants, net of cancellations	—	—	31	31
Redemptions	(9,127)	(582)	(5,659)	(15,368)
Conversions	(6,749)	—	6,749	—
Forfeitures	—	—	(8)	(8)
Balance as of September 30, 2023	188,534	20,834	87,213	296,581
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	34,141	6,213	16,986	57,340
DRIP	3,054	259	695	4,008
Stock grants, net of cancellations	—	—	193	193
Redemptions	(4,762)	(403)	(1,377)	(6,542)
Conversions	(7,730)	—	7,730	—
Forfeitures	—	—	(23)	(23)
Balance as of September 30, 2022	230,832	19,718	61,595	312,145
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	227,265	20,577	66,702	314,544
Issuance of common stock:
Primary shares	7,074	1,615	2,906	11,595
DRIP	2,751	321	1,168	4,240
Stock grants, net of cancellations	—	—	196	196
Redemptions	(21,879)	(1,679)	(10,419)	(33,977)
Conversions	(26,677)	—	26,677	—
Forfeitures	—	—	(17)	(17)
Balance as of September 30, 2023	188,534	20,834	87,213	296,581

Distributions

The following table summarizes our distribution activity (including distributions to redeemable noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2023
September 30	$0.15000	$16,825	$1,296	$22,550	$5,721	$46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.42250	$47,599	$3,580	$63,560	$18,871	$133,610
2022
December 31	$0.13625	$14,963	$618	$20,522	$7,372	$43,475
September 30	0.13625	14,593	618	19,942	7,304	42,457
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.54500	$56,273	$2,493	$77,575	$27,184	$163,525
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the nine months ended September 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022
Number of shares redeemed	33,977	6,542
Aggregate dollar amount of shares redeemed	$501,248	$97,209
Average redemption price per share	$14.75	$14.86

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

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$69,553	4,532	$15,687	1,311
Settlement of prior year performance participation allocation (1)	62,667	4,106	81,185	6,494
Distributions to redeemable noncontrolling interests	(3,580)	—	(1,875)	—
Redemptions of redeemable noncontrolling interests (2)	—	—	(40,915)	(3,273)
Net loss attributable to redeemable noncontrolling interests	(4,187)	—	(3,942)	—
Change from cash flow hedging activities and available-for-sale securities attributable to redeemable noncontrolling interests	218	—	1,118	—
Redemption value allocation adjustment to redeemable noncontrolling interests (3)	(3,218)	—	18,339	—
Ending balance	$121,453	8,638	$69,597	4,532
(1)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed partially in cash in the amount of $77.8 million, and the remainder in Class I OP Units in January 2023. The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as Class I OP Units in January 2022 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of the Special Units for the first six months of 2021, the Special Unit Holder designated 3,221,460 of these Class I OP Units to entities affiliated with our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter.
(2)	At the request of the Advisor, the Operating Partnership redeemed all Class I OP Units issued to the Advisor in January 2022 for $40.9 million.
(3)	Represents the adjustment recorded in order to mark to the redemption value, which is equivalent to fair value at the end of the measurement period.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our public offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2023	2022	2023	2022	September 30, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$831	$7,533	$4,014	$19,204	$—	$—
Ongoing distribution fees (1)(2)	5,721	7,359	18,871	19,867	1,771	2,459
Advisory fee—fixed component	18,217	18,237	56,436	48,494	5,990	6,371
Performance participation allocation (3)	—	14,034	—	136,480	—	140,505
Other expense reimbursements (4)(5)	3,168	3,494	9,108	10,218	2,561	2,624
Property accounting fee (6)	872	743	2,552	1,943	295	269
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,556	2,501	4,558	6,708	818	672
Other DST Program related costs (5)	1,390	2,876	4,306	8,275	181	145
Development fees (7)	280	4,673	1,147	7,056	280	471
Total	$32,035	$61,450	$100,992	$258,245	$11,896	$153,516
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $72.2 million and $92.1 million as of September 30, 2023 and December 31, 2022, respectively.
(3)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022 and was settled in January 2023. The Advisor elected to settle the amounts owed partially in cash in the amount of $77.8 million and the remainder in 4.1 million OP Units.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(7)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $2.9 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively, and $8.5 million and $9.5 million for the nine months ended September 30, 2023 and 2022, respectively, for such compensation expenses reimbursable to the Advisor.

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

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of September 30, 2023; therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the nine months ended September 30, 2023. As the performance hurdle was achieved as of September 30, 2022, we recognized approximately $14.0 million and $136.5 million of performance participation allocation expense in our condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

Joint Venture Partnerships

From the beginning of the first quarter of 2022 until the completion of the BTC II Partnership Transaction, the BTC II Partnership incurred approximately $1.8 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

For the three and nine months ended September 30, 2023, the BTC II B Partnership incurred approximately $0.4 million and $1.6 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. After the completion of the BTC II Partnership Transaction until September 30, 2022 and for the three months ended September 30, 2022, the BTC II B Partnership incurred approximately $0.7 million and $0.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss attributable to common stockholders—basic	$(40,692)	$(61,472)	$(153,761)	$(248,030)
Net loss attributable to redeemable noncontrolling interests	(1,169)	(901)	(4,187)	(3,942)
Net loss attributable to noncontrolling interests	9	9	28	28
Net loss attributable to common stockholders—diluted	$(41,852)	$(62,364)	$(157,920)	$(251,944)
Weighted-average shares outstanding—basic	300,691	307,422	307,886	289,380
Incremental weighted-average shares outstanding—diluted	8,638	4,532	8,458	4,532
Weighted-average shares outstanding—diluted	309,329	311,954	316,344	293,912
Net loss per share attributable to common stockholders:
Basic	$(0.14)	$(0.20)	$(0.50)	$(0.86)
Diluted	$(0.14)	$(0.20)	$(0.50)	$(0.86)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$62,913	$55,990
Net increase in DST Program Loans receivable through DST Program capital raising	46,447	68,527
Redeemable noncontrolling interests issued as settlement of performance participation allocation	62,667	81,185
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	—	91,028
(Decrease) increase in accrued future ongoing distribution fees	(19,962)	9,641
(Decrease) increase in accrued capital expenditures	(28,825)	44,618
Non-cash selling commissions and dealer manager fees	4,014	19,204

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022
Beginning of period:
Cash and cash equivalents	$79,524	$216,848
Restricted cash	499	887
Cash, cash equivalents and restricted cash	$80,023	$217,735
End of period:
Cash and cash equivalents	$16,384	$81,948
Restricted cash	598	450
Cash, cash equivalents and restricted cash	$16,982	$82,398

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2023, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels it may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2023.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our public offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, rising interest rates, the conflict in Ukraine, and the escalating conflict in the Middle East;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

We intend to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we may file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete like-kind exchange transactions under Section 1031 of the Code. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the Delaware statutory trusts. During the nine months ended September 30, 2023, we sold $322.4 million of gross interests related to the DST Program, $46.4 million of which were financed by DST Program Loans, net of repayments. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the nine months ended September 30, 2023, we raised gross proceeds of approximately $240.4 million from the sale of approximately 15.8 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our public offering.

As of September 30, 2023, we directly owned and managed a real estate portfolio that included 253 industrial buildings totaling approximately 53.2 million square feet located in 29 markets throughout the U.S., with 433 customers, and was 94.2% occupied (94.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the three months ended September 30, 2023, we transacted approximately 2.5 million square feet of new and renewal leases, and rent growth on comparable leases averaged 42.1%, calculated using cash basis rental rates (47.1% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Condensed Consolidated Financial Statements” for detail regarding our acquisition activity during the quarter. As of September 30, 2023 our real estate portfolio included:

●	246 industrial buildings totaling approximately 51.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.6% occupied (97.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years; and
●	Seven industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of September 30, 2023, we owned and managed five buildings either under construction or in the pre-construction phase totaling approximately 1.0 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of September 30, 2023, we owned and managed two industrial building totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of September 30, 2023, we had debt security investments designated as available-for-sale securities with a fair value of $58.1 million and a cumulative unrealized gain of $0.8 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.47 years as of September 30, 2023.

As of September 30, 2023, we had two debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $174.8 million, with a weighted-average remaining term of 2.85 years and a weighted-average interest rate of 8.93%, calculated based on Term SOFR plus a weighted-average margin of 3.52%. As of September 30, 2023, the outstanding principal amount and fair value were both $103.5 million.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.72 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.34 billion, representing a difference of approximately $1.4 billion, or 18.8%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2023 and December 31, 2022:

	As of
(in thousands)	September 30, 2023	December 31, 2022
Investments in industrial properties	$8,724,450	$8,917,900
Investment in unconsolidated joint venture partnership	23,841	22,815
Investments in real estate debt and securities	161,649	60,033
DST Program Loans	188,997	146,728
Cash and cash equivalents	16,384	79,524
Other assets	56,786	72,478
Line of credit, term loans and mortgage notes	(3,296,456)	(2,854,397)
Secured financings on investments in real estate-related securities	(44,004)	—
Financing obligations associated with our DST Program	(1,487,606)	(1,269,491)
Other liabilities	(155,589)	(163,320)
Accrued performance participation allocation	—	(140,505)
Accrued fixed component of advisory fee	(5,990)	(6,371)
Aggregate Fund NAV	$4,182,462	$4,865,394
Total Fund Interests outstanding	304,774	318,741

The following table sets forth the NAV per Fund Interest as of September 30, 2023:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares (1)	OP Units
Monthly NAV	$4,182,462	$2,587,286	$285,907	$1,190,727	$118,542
Fund Interests outstanding	304,774	188,534	20,834	86,768	8,638
NAV Per Fund Interest	$13.7232	$13.7232	$13.7232	$13.7232	$13.7232

(1) Total Class I Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of September 30, 2023, we estimated approximately $74.0 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2023, excluding certain newly acquired properties that are currently held at cost which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.5%
Discount rate / internal rate of return	6.8%
Average holding period (years)	10.1

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

		Increase (Decrease) to the
Input	Hypothetical Change	Fair Value of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.2%
	0.25% increase	(2.9)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of September 30, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2023 was $190.9 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $190.9 million, or $0.63 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2023:

(in thousands)	As of September 30, 2023
Total stockholders' equity	$2,032,735
Noncontrolling interests	312
Total equity under GAAP	2,033,047

Adjustments:
Accrued distribution fee (1)	72,183
Redeemable noncontrolling interests (2)	121,453
Unrealized net real estate, financing obligations, debt and interest rate hedge appreciation (depreciation) (3)	1,330,821
Unrealized gain (loss) on investments in unconsolidated joint venture partnership(s) (4)	3,534
Accumulated depreciation and amortization (5)	623,470
Other adjustments (6)	(2,046)
Aggregate Fund NAV	$4,182,462
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity.
(3)	Our investments in real estate are presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, other secured financings, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases of decreases in the fair market value of our investments in real estate or our debt instruments are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate and certain of our debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented under historical cost in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of the underlying investments or underlying debt instruments are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, and (ii) other minor adjustments.

Performance

Our NAV decreased from $15.26 per share as of December 31, 2022 to $13.72 per share as of September 30, 2023. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of recent interest rate increases.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of September 30, 2023)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(8.44)%	(12.16)%	(12.23)%	13.01%	9.63%	8.92%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(8.18)%	(11.84)%	(12.12)%	14.54%	10.42%	9.59%
Difference	(0.26)%	(0.32)%	(0.11)%	(1.53)%	(0.79)%	(0.67)%

Class T Share Total Return (without Sales Charge) (3)	(4.13)%	(8.03)%	(8.10)%	14.76%	10.65%	9.77%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.85)%	(7.68)%	(7.98)%	16.31%	11.45%	10.44%
Difference	(0.28)%	(0.35)%	(0.12)%	(1.55)%	(0.80)%	(0.67)%

Class D Share Total Return (3)	(3.99)%	(7.63)%	(7.57)%	15.32%	11.19%	10.99%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.72)%	(7.29)%	(7.45)%	16.88%	11.99%	11.75%
Difference	(0.27)%	(0.34)%	(0.12)%	(1.56)%	(0.80)%	(0.76)%

Class I Share Total Return (3)	(3.94)%	(7.47)%	(7.35)%	15.72%	11.64%	10.77%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.66)%	(7.12)%	(7.23)%	17.28%	12.44%	11.45%
Difference	(0.28)%	(0.35)%	(0.12)%	(1.56)%	(0.80)%	(0.68)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

During the third quarter of 2023, global markets endured heightened volatility. In addition to elevated inflation, the commercial real estate markets continued to be impacted by the macroeconomic environment, most notably, the Federal Reserve’s tightening monetary policy, associated borrowing cost increases and uncertainty with respect to small and regional U.S. banking demand to finance commercial real estate properties. Rising interest rates continued to also put pressure on free cash flow generated from commercial real estate properties and returns that investors demand for these assets, which in turn has impacted real estate values. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

We believe some of these market trends may be offset by the continued strong operating fundamentals in the industrial sector. We believe our portfolio is well-positioned in this market environment. While we saw capitalization rates and yields continuing to widen this past quarter, which resulted in softening of property valuations, industrial operating fundamentals remain favorable, supported by strong rent growth, low vacancy rates and decreased new construction activity. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the nine months ended September 30, 2023, we completed the following activities:

●	Our NAV decreased to $13.72 per share as of September 30, 2023 from $15.26 per share as of December 31, 2022. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this decrease.
●	We raised $240.4 million of gross equity capital from our public offerings. Additionally, we raised $322.4 million of gross capital through private placement offerings by selling DST Interests, $46.4 million of which were financed by DST Program Loans, net of repayments. We redeemed 34.0 million shares for an aggregate dollar amount of $501.2 million.
●	We leased approximately 7.5 million square feet, which included 1.7 million square feet of new and future leases and 5.7 million square feet of renewals through 68 separate transactions with an average annual base rent of $7.16 per square foot, representing rent growth of 55.4% on comparable leases, calculated using cash basis rental rates (60.7% when calculated on a GAAP basis).
●	We completed five development projects for six buildings comprised of approximately 2.1 million square feet.
●	We acquired two debt-related investments of floating-rate senior loans with aggregate commitments of up to $174.8 million, with a weighted-average remaining term of 2.85 years and a weighted-average interest rate of 8.93%, calculated based on Term SOFR plus a weighted-average margin of 3.52%. As of September 30, 2023, the principal amount and fair value were both $103.5 million.
●	We acquired four industrial properties comprised of approximately 0.8 million square feet for an aggregate purchase price of $128.9 million.
●	We entered into a secured floating-rate mortgage note in the amount of $129.1 million with a three-year term, which may be extended pursuant to two one-year extension options. The mortgage note’s effective interest rate is calculated based on Term SOFR plus a margin of 3.30%, depending on our consolidated leverage ratio. We also entered into two associated interest rate caps with an aggregate notional amount of $129.1 million, which effectively cap SOFR at 5.50%. As of September 30, 2023, we had $92.2 million of borrowings outstanding under the $129.1 million mortgage note.
●	We entered into the Morgan Stanley MRA and borrowed $44.0 million (net of repayments), collateralized by our available-for-sale debt securities, which are fair valued at $58.1 million.

Portfolio Information

Our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Portfolio data:
Total buildings (1)	253	243	241
Total rentable square feet	53,171	50,229	49,822
Total number of customers	433	418	421
Percent occupied of operating portfolio (2)	97.6%	99.0%	99.5%
Percent occupied of total portfolio (2)	94.2%	98.1%	98.3%
Percent leased of operating portfolio (2)	97.7%	99.1%	99.8%
Percent leased of total portfolio (2)	94.7%	98.9%	98.7%
(1)	Total buildings includes the addition of six buildings related to five development projects that were completed during the nine months ended September 30, 2023.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2023 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, and for the nine months ended September 30, 2023 and 2022:

	For the Three Months Ended				For the Nine Months Ended
(in thousands, except per share data)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Revenues:
Rental revenues	$117,386	$112,643	$4,743	4.2%	$341,605	$282,667	$58,938	20.9%
Debt-related income	3,948	1,146	2,802	NM	6,162	—	6,162	NM
Total revenues	121,334	113,789	7,545	6.6%	347,767	282,667	65,100	23.0%
Operating expenses:
Rental expenses	29,216	27,566	1,650	6.0%	83,960	68,793	15,167	22.0%
Real estate-related depreciation and amortization	72,846	72,009	837	1.2%	217,186	192,604	24,582	12.8%
General and administrative expenses	3,501	3,943	(442)	(11.2)%	11,571	10,035	1,536	15.3%
Advisory fees	18,217	18,965	(748)	(3.9)%	56,436	48,494	7,942	16.4%
Performance participation allocation	—	—	—	—%	—	136,480	(136,480)	(100.0)%
Acquisition costs and reimbursements	754	412	342	83.0%	9,485	5,073	4,412	87.0%
Total operating expenses	124,534	122,895	1,639	1.3%	378,638	461,479	(82,841)	(18.0)%
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	35	63	(28)	(44.4)%	174	33	141	NM
Interest expense	43,168	49,971	(6,803)	(13.6)%	141,603	101,450	40,153	39.6%
Gain on derivative instruments	(1,831)	(7,236)	5,405	74.7%	(7,483)	(26,149)	18,666	71.4%
Other income and expenses	(2,720)	(2,311)	(409)	(17.7)%	(7,245)	(2,202)	(5,043)	NM
Total other (income) expenses	38,652	40,487	(1,835)	(4.5)%	127,049	73,132	53,917	73.7%
Net loss	(41,852)	(49,593)	7,741	15.6%	(157,920)	(251,944)	94,024	37.3%
Net loss attributable to redeemable noncontrolling interests	1,169	1,346	(177)	(13.2)%	4,187	3,942	245	6.2%
Net income attributable to noncontrolling interests	(9)	(10)	1	10.0%	(28)	(28)	—	—%
Net loss attributable to common stockholders	$(40,692)	$(48,257)	$7,565	15.7%	$(153,761)	$(248,030)	$94,269	38.0%
Weighted-average shares outstanding—basic	300,691	309,616	(8,925)	(2.9)%	307,886	289,380	18,506	6.4%
Weighted-average shares outstanding—diluted	309,329	318,254	(8,925)	(2.8)%	316,344	293,912	22,432	7.6%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.14)	$(0.16)	$0.02	13.2%	$(0.50)	$(0.86)	$0.36	41.7%

NM = Not meaningful

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $4.7 million, or 4.2%, for the three months ended September 30, 2023, as compared to the previous quarter, primarily due to leasing activity for the three months ended September 30, 2023, and the associated rent growth on comparable leases, which averaged 47.1%, calculated using GAAP basis rental rates.

Rental revenues increased by $58.9 million, or 20.9%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the increase in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio, partially offset by decreases in average occupancy driven by the acquisition of value-add properties and increased development completions during the nine months ended September 30, 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by $1.7 million, or 6.0%, for the three months ended September 30, 2023, as compared to the previous quarter, primarily due to the increase in recoverable property taxes. Total rental expenses increased by $15.2 million, or 22.0%, for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the increase in non-same store expenses resulting from the growth in our portfolio, as well as the increase in recoverable property taxes related to the same store portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

All Remaining Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $4.6 million impact on our net income (loss) for the three months ended September 30, 2023, as compared to the previous quarter, primarily due to the following:

●	a decrease in interest expense of $6.8 million, or 13.6%, for the three months ended September 30, 2023 as compared to the previous quarter, primarily due to a $12.0 million decrease in the amortization of the value of our financing obligations for the three months ended September 30, 2023; partially offset by (i) an increase in interest expense related to increased borrowings on our line of credit, as well as increased interest rates on certain variable rate debt, and (ii) a $1.5 million increase in master lease payments recorded as interest expense associated with our DST Program;
●	an increase in debt-related income of $2.8 million related to our available-for-sale securities and debt-related investments;

Partially offset by:

●	a $5.4 million decrease in our gain on derivative instruments for the three months ended September 30, 2023 as compared to the previous period, due to the changes in market expectations of future interest rate changes.

In aggregate, the remaining items that comprise our net income (loss) had a $50.3 million impact on our net income (loss) for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the following:

●	a decrease in the performance participation allocation of $136.5 million for the nine months ended September 30, 2023, as compared to the same period of the previous year, as the requisite performance hurdle was met in 2022 and the associated performance participation allocation expense was then recognized, while the performance hurdle was not met during the nine months ended September 30, 2023 and no performance participation allocation expense was recognized;
●	an increase in debt-related income of $6.2 million related to our available-for-sale securities and debt-related investments.

Partially offset by:

●	an increase in interest expense of $40.2 million for the nine months ended September 30, 2023, as compared to the same period of the previous year, primarily due to (i) a $48.0 million increase in line of credit, mortgage note and term loan interest (including the effects of interest rate swap and cap agreements) related to increased borrowings on the line of credit during the nine months ended September 30, 2023 and increased interest rates on certain variable rate debt; (ii) a $20.8 million increase of master lease payments recorded as interest expense associated with our DST Program; partially offset by a $19.7 million decrease in the amortization of the value of our financing obligations for the nine months ended September 30, 2023;
●	a $24.6 million increase in real estate-related depreciation and amortization for the nine months ended September 30, 2023, as compared to the same period of the previous year, as a result of the growth of our portfolio;
●	a $18.7 million decrease in the gain on derivative instruments for the nine months ended September 30, 2023, as compared to the same period of the previous year, due to the changes in market expectations of future interest rate changes; and
●	a $7.9 million increase in the fixed component of the advisory fee for the nine months ended September 30, 2023, as compared to the same period of the previous year, driven by the $322.4 million of DST Interests sold (including $46.4 million of DST Interests financed by DST Program Loans); partially offset by the slowing net capital raise from our public offering for the nine months ended September 30, 2023.

Same Store Portfolio Results of Operations

Net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define NOI for our properties as operating revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider NOI to be an appropriate supplemental performance measure. We believe NOI provides useful information to our investors regarding our results of operations because NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, acquisition-related expenses, advisory fees, impairment charges, general and administrative expenses, interest expense, other income and expense and noncontrolling interests. However, NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating NOI, therefore our investors should consider net income (loss) as the primary indicator of our overall financial performance.

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

The same store operating portfolio for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023 presented below included 242 buildings totaling approximately 50.0 million square feet owned as of January 1, 2023, which represented 94.1% of total rentable square feet, 97.2% of total rental revenues, and 97.7% of net operating income for the three months ended September 30, 2023. The same store operating portfolio for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 presented below included 187 buildings totaling approximately 36.8 million square feet owned as of January 1, 2022, which represented 69.2% of total rentable square feet, 74.5% of total rental revenues, and 74.5% of net operating income for the nine months ended September 30, 2023.

The following table reconciles GAAP net income (loss) to same store portfolio NOI for the three months ended September 30, 2023 and June 30, 2023, and the nine months ended September 30, 2023 and 2022:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Net loss attributable to common stockholders	$(40,692)	$(48,257)	$7,565	15.7%	$(153,761)	$(248,030)	$94,269	38.0%
Debt-related income	(3,948)	(1,146)	(2,802)	NM	(6,162)	—	(6,162)	NM
Real estate-related depreciation and amortization	72,846	72,009	837	1.2%	217,186	192,604	24,582	12.8%
General and administrative expenses	3,501	3,943	(442)	(11.2)%	11,571	10,035	1,536	15.3%
Advisory fees	18,217	18,965	(748)	(3.9)%	56,436	48,494	7,942	16.4%
Performance participation allocation	—	—	—	—%	—	136,480	(136,480)	(100.0)%
Acquisition costs and reimbursements	754	412	342	83.0%	9,485	5,073	4,412	87.0%
Equity in loss from unconsolidated joint venture partnership(s)	35	63	(28)	(44.4)%	174	33	141	NM
Interest expense	43,168	49,971	(6,803)	(13.6)%	141,603	101,450	40,153	39.6%
Gain on derivative instruments	(1,831)	(7,236)	5,405	74.7%	(7,483)	(26,149)	18,666	71.4%
Other income and expenses	(2,720)	(2,311)	(409)	(17.7)%	(7,245)	(2,202)	(5,043)	NM
Net loss attributable to redeemable noncontrolling interests	(1,169)	(1,346)	177	13.2%	(4,187)	(3,942)	(245)	(6.2)%
Net income attributable to noncontrolling interests	9	10	(1)	(10.0)%	28	28	—	—%
Net operating income	$88,170	$85,077	$3,093	3.6%	$257,645	$213,874	$43,771	20.5%
Less: Non-same store NOI	2,000	1,038	962	92.7%	65,757	31,506	34,251	NM
Same store NOI	$86,170	$84,039	$2,131	2.5%	$191,888	$182,368	$9,520	5.2%

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and NOI for the three months ended September 30, 2023 as compared to the three months ended June 30, 2023, and for the nine months ended September 30, 2023 as compared to the same period in 2022:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	September 30, 2023	June 30, 2023	Change	% Change	September 30, 2023	September 30, 2022	Change	% Change
Rental revenues:
Same store operating properties	$114,150	$111,221	$2,929	2.6%	$254,469	$241,312	$13,157	5.5%
Other properties	3,236	1,422	1,814	NM	87,136	41,355	45,781	NM
Total rental revenues	117,386	112,643	4,743	4.2%	341,605	282,667	58,938	20.9%
Rental expenses:
Same store operating properties	(27,980)	(27,182)	(798)	(2.9)%	(62,581)	(58,944)	(3,637)	(6.2)%
Other properties	(1,236)	(384)	(852)	NM	(21,379)	(9,849)	(11,530)	NM
Total rental expenses	(29,216)	(27,566)	(1,650)	(6.0)%	(83,960)	(68,793)	(15,167)	(22.0)%
Net operating income:
Same store operating properties	86,170	84,039	2,131	2.5%	191,888	182,368	9,520	5.2%
Other properties	2,000	1,038	962	92.7%	65,757	31,506	34,251	NM
Total net operating income	$88,170	$85,077	$3,093	3.6%	$257,645	$213,874	$43,771	20.5%

NM = Not meaningful

Rental Revenues. Non-same store rental revenues increased by $1.8 million for the three months ended September 30, 2023 as compared to the previous quarter, as a result of rental rate growth and leasing activity. Same store rental revenues increased by $2.9 million, or 2.6%, for the three months ended September 30, 2023 as compared to the previous quarter, primarily due to rental rate growth and a small increase in average occupancy of same store properties, as well as an increase in recovery revenue.

Non-same store rental revenues increased by $45.8 million for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to the addition of 53 industrial buildings that we have acquired since January 1, 2022, as well as seven value-add properties that were acquired during 2021 and stabilized during 2022. Same store rental revenues increased by $13.2 million, or 5.5%, for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to increases in rental rates of same store properties, as well an increase in recovery revenue, partially offset by a small decrease to average occupancy.

Rental Expenses. Non-same store rental expenses increased by $0.9 million for the three months ended September 30, 2023, as compared to the previous quarter, primarily due to an increase in recoverable property taxes. Same store rental expenses increased $0.8 million for the three months ended September 30, 2023, as compared to the previous quarter, primarily due to an increase in recoverable property taxes and certain utility costs, partially offset by a reduction of certain maintenance costs.

Non-same store rental expenses increased by $11.5 million for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to the growth of our portfolio, as described above. Same store rental expenses increased by $3.6 million, or 6.2%, for the nine months ended September 30, 2023 as compared to the same period in 2022, primarily due to an increase in property taxes, as well as certain repair and maintenance costs.

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

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, (iii) increase (decrease) in financing obligation liability appreciation, and (iv) forfeited investment deposits.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
GAAP net loss	$(41,852)	$(62,364)	$(157,920)	$(251,944)
Weighted-average shares outstanding—diluted	309,329	311,954	316,344	293,912
GAAP net loss per common share—diluted	$(0.14)	(0.20)	(0.50)	(0.86)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	72,846	73,580	217,186	192,604
Our share of adjustment above from unconsolidated joint venture partnerships	47	—	47	371
NAREIT FFO	$31,041	$11,216	$59,313	$(58,969)
NAREIT FFO per common share—diluted	$0.10	$0.04	$0.19	$(0.20)
Adjustments to arrive at AFFO:
Performance-based incentive fee (income) expense, net	—	14,034	—	136,480
Unrealized loss (gain) on financial instruments (1)	3,253	(10,707)	6,123	(25,546)
(Decrease) increase in financing obligation liability appreciation	(9,273)	8,872	(1,859)	17,882
Forfeited investment deposit	—	245	7,689	245
AFFO	$25,021	$23,660	$71,266	$70,092
(1)	Unrealized loss (gain) on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our public and private offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of September 30, 2023, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $3.3 billion, with no principal amounts payable within the next 12 months. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our public offering, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our public and private offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the nine months ended September 30, 2023, we raised $240.4 million of gross equity capital from our public offering and redemptions of common stock amounted to $501.2 million. As of September 30, 2023, we had cash and cash equivalents of $16.4 million and leverage of 37.3%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2023. As of September 30, 2023, we owned and managed a real estate portfolio that included 253 industrial buildings totaling approximately 53.2 million square feet, with a diverse roster of 433 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 94.2% occupied (94.7% leased) with a weighted-average remaining lease term (based on square feet) of 4.1 years.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt and other investments, we may decide to temporarily invest any unused proceeds from our securities offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen and could once again see a slowdown in transaction volume, which would adversely impact our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future over the next 12 months and beyond.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Total cash provided by (used in):
Operating activities	$(8,705)	$80,451	$(89,156)
Investing activities	(395,603)	(1,862,162)	1,466,559
Financing activities	341,267	1,646,374	(1,305,107)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(63,041)	$(135,337)	$72,296

Cash flows from operating activities during the nine months ended September 30, 2023 decreased by approximately $89.2 million as compared to the same period in 2022, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million, while the 2021 performance participation allocation was settled entirely through the issuance of OP Units; (ii) a $48.0 million increase in interest expense related to our consolidated indebtedness as a result of increased borrowings and the effect of increased interest rates on certain variable rate debt, partially offset by the increase in our NOI, as described above.

Cash used in investing activities during the nine months ended September 30, 2023 decreased by approximately $1.5 billion as compared to the same period in 2022, primarily due to (i) a net decrease in acquisition activity of $1.6 billion, which was primarily driven by the closing of the BTC II Partnership Transaction and the acquisition of 40 additional industrial properties during the nine months ended September 30, 2022, as compared to the acquisition of four industrial properties during the nine months ended September 30, 2023; and (ii) a decrease in the contributions made to our joint venture partnerships of $8.0 million, partially offset by (i) a net increase in capital expenditure activity of $53.1 million related to increased development activity during the nine months ended September 30, 2023; and (ii) $103.5 million of investments in debt-related investments during the nine months ended September 30, 2023.

Cash provided by financing activities during the nine months ended September 30, 2023 decreased by approximately $1.3 billion as compared to the same period in 2022, primarily driven by (i) the $632.1 million decrease in capital raised through our public offering, net of offering costs paid; (ii) the $404.0 million increase in redemptions of our common stock; (iii) a decrease in net proceeds from financing obligations associated with the DST Program of $294.2 million; and (iv) a decrease in net borrowings of $45.5 million; partially offset by (i) $44.0 million of borrowings under the Morgan Stanley MRA (net of repayments), which closed during 2023; and (ii) a decrease related to $40.9 million Class I OP Units that were redeemed in the first quarter of 2022, while no OP Units were redeemed in the nine months ended September 30, 2023.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2023, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $440.0 million outstanding under our line of credit with an effective interest rate of 6.03%, which includes the effect of two interest rate cap agreements. Additionally, as of September 30, 2023, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.16%, which includes the effect of the interest rate swap agreements and an interest rate cap agreement. The unused and available portions under our line of credit were both $560.0 million as of September 30, 2023. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial

Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2023, we had property-level borrowings of approximately $1.7 billion of principal outstanding with a weighted-average remaining term of 2.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.91%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 37.3% as of September 30, 2023. Our management believes our strong equity raise and the timing of our deployment of capital accounts for our lower leverage as of September 30, 2023 and expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates, increased market volatility, and the potential of a global recession in the near-term, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of September 30, 2023, we had $1.4 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the nine months ended September 30, 2023, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $240.4 million ($233.4 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2023, no portion of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 100.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.6% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 52.4% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, net proceeds from primary shares sold in our public offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2023, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or October 31, 2023, November 30, 2023 and December 29, 2023 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.15 per Class I share of common stock and (ii) $0.15 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.05 per Class I share of common stock and (ii) $0.05 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the fourth quarter of 2023 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our distribution reinvestment plan) for the quarters ended as of the dates indicated below:

	For the Three Months Ended September 30, 2023		For the Three Months Ended September 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$23,842	51.4%	$22,515	53.0%
Reinvested in shares	22,550	48.6	19,942	47.0
Total	$46,392	100.0%	$42,457	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$23,842	51.4%	$22,515	53.0%
DRIP (3)	22,550	48.6	19,942	47.0
Total	$46,392	100.0%	$42,457	100.0%

	For the Nine Months Ended September 30, 2023		For the Nine Months Ended September 30, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$70,050	52.4%	$62,997	52.5%
Reinvested in shares	63,560	47.6	57,053	47.5
Total	$133,610	100.0%	$120,050	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$—	—%	$62,997	52.5%
Borrowings	70,050	52.4	—	—
DRIP (3)	63,560	47.6	57,053	47.5
Total	$133,610	100.0%	$120,050	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended September 30, 2023 and 2022, our NAREIT FFO was $31.0 million and $11.2 million, respectively, compared to total gross distributions of $46.4 million and $42.5 million, respectively. For the nine months ended September 30, 2023 and 2022, our NAREIT FFO was $59.3 million and $(59.0) million, respectively, compared to total gross distributions of $133.6 million and $120.1 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022
Number of shares redeemed	33,977	6,542
Aggregate dollar amount of shares redeemed	$501,248	$97,209
Average redemption price per share	$14.75	$14.86

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Form 10-K. As of September 30, 2023, our critical accounting estimates have not changed from those described in our 2022 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis for longer-term debt and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2023, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes.

Fixed Interest Rate Debt. As of September 30, 2023, our fixed interest rate debt consisted of $550.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 62.9% of our total consolidated debt as of September 30, 2023. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.98 billion and $2.07 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2023. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2023, our consolidated variable interest rate debt consisted of $440.0 million under our line of credit, $75.0 million under our $600.0 million term loan, and $709.5 million under three of our mortgage notes, which represented 37.1% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2023, we were exposed to market risks related to fluctuations in interest rates on $1.2 million of consolidated borrowings; however, $845.2 million of these borrowings are capped through the use of seven interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2023, would increase our annual interest expense by approximately $1.1 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of September 30, 2023, we had 24 outstanding derivative instruments with a total notional amount of $2.3 billion. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under our share redemption program, we may redeem during any calendar month shares whose aggregate value (based on the price at which the shares are redeemed) is 2.0% of our aggregate NAV as of the last calendar day of the previous quarter and during any calendar quarter whose aggregate value (based on the price at which the shares are redeemed) is up to 5.0% of our aggregate NAV as of the last calendar day of the prior calendar quarter, subject to any carry-over capacity and net redemptions described below.

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

Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including: (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate debt and securities; and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our public offerings and our sale of DST Interests, and/or sales of our assets.

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

The table below summarizes the redemption activity for the three months ended September 30, 2023:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
July 31, 2023	4,301	$14.51	4,301	—
August 31, 2023	5,612	14.43	5,612	—
September 30, 2023 (3)	5,455	14.10	5,455	—
Total	15,368	$14.35	15,368	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the program as described above.
(3)	Redemption requests accepted in September 2023 are considered redeemed on October 1, 2023 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $209.3 million of shares of common stock for the three months ended September 30, 2023.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 13, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

November 13, 2023	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 13, 2023	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)