Form 10-K
period 2023-12-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2024-03-08
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2023 cannot be calculated because no established market exists for the registrant’s common stock.

As of February 29, 2024 there were 129,855,489 shares of the registrant’s Class T common stock, 20,153,257 shares of the registrant’s Class D common stock and 136,277,889 shares of the registrant’s Class I common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2024.

Auditor Name: KPMG LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 185

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, our ability to raise capital and effectively and timely deploy the net proceeds from our securities offerings, the expected use of net proceeds from our securities offerings, our reliance on Ares Commercial Real Estate Management LLC (the “Advisor”) and Ares real estate (the “Sponsor” or “AREG”) of Ares Management Corporation (“Ares”), our understanding of our competition and our ability to compete effectively, our financing needs, our expected leverage, the effects of our current strategies, rent and occupancy growth, general conditions in the geographic area where we will operate, our future debt and financial position, our future capital expenditures, future distributions and acquisitions (including the amount and nature thereof), other developments and trends of the real estate industry, investment strategies and the expansion and growth of our operations. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “project,” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our securities offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, rising interest rates, the conflicts in Ukraine and in the Middle East;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

SUMMARY RISK FACTORS

An investment in shares of our common stock involves significant risks and we are subject to risks that may materially adversely affect our business, financial condition, results of operations and cash flows. These include, among others, the following risks which should be read in conjunction with the more complete discussion of the risks we face, which are set forth more fully in “Part I. Item 1A. Risk Factors.”

●	There is no assurance that we will be able to achieve our investment objectives. We have experienced net losses, as defined by GAAP.
●	There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may modify or suspend our share redemption program if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
●	A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
●	The purchase and redemption prices for shares of our common stock are generally based on our prior month’s NAV and are not based on any public trading market.
●	The purchase and redemption prices for shares of our common stock may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. The costs of our securities offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results or observed market transactions materially differ from what we originally budgeted. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of the underlying properties correspondingly may change suddenly.
●	Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers and/or key personnel of the Advisor, the Dealer Manager, and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.

●	Investing in real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
●	We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this report and in other filings we make with the SEC from time to time.
●	The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders’ overall return.
●	If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
●	Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.

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

We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we may file new registration statements to replace existing registration statements. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. Under the DST Program, each private placement will offer interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently indirectly owned by the Operating Partnership or newly acquired properties. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (a “Section 1031 Exchange”) of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the interests in the DSTs payable upon their acquisition of such interests. During the year ended December 31, 2023, we sold $416.5 million of gross interests related to the DST Program, $52.5 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2023, we raised gross proceeds of approximately $283.2 million from the sale of 18.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning our public offering.

As of December 31, 2023, we directly owned and managed a real estate portfolio that included 256 industrial buildings totaling approximately 54.0 million square feet located in 29 markets throughout the U.S., with 429 customers, and was 93.5% occupied (93.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2023, we transacted approximately 8.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 55.3%, calculated using cash basis rental rates (60.3% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2023, our real estate portfolio included:

●	249 industrial buildings totaling approximately 51.9 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.3% occupied (97.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years; and
●	Seven industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2023, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of December 31, 2023, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements” for detail regarding our acquisition activity for the year ended December 31, 2023.

As of December 31, 2023, we had debt security investments designated as available-for-sale securities with a fair value of $55.6 million and a cumulative unrealized gain of $0.4 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.21 years as of December 31, 2023.

As of December 31, 2023, we had two debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $174.8 million, with a weighted-average remaining term of 2.45 years and a weighted-average interest rate of 8.94%, calculated based on Term SOFR plus a weighted-average margin of 3.58%. As of December 31, 2023, the outstanding aggregate principal amount and fair value were both $129.1 million.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Amended and Restated Advisory Agreement (2023), effective as of April 30, 2023 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends April 30, 2024, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our securities offerings, proceeds from sales of DST Interests, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate debt investments. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate debt investments. As of December 31, 2023, our portfolio was comprised of industrial properties and real estate debt and securities. See Item 2, “Properties,” for further detail.

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

Financing Objectives

We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, fund redemptions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed-rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint venture partnerships or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt Financing” for further detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2023, there was one customer that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 22.2% of total annualized base rent of our portfolio. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

Because we generally do not mark to market our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of our company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.

In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding the foregoing, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. As of December 31, 2023, we classified all of our debt as intended to be held to maturity, and our liability included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2023 was $125.2 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate, meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV as of December 31, 2023 would have been higher by approximately $125.2 million, or $0.42 per share, not taking into account all of the other items that impact our monthly NAV.

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

In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our securities offerings and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

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

A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests, and such portion of the proceeds may be substantial.

We currently expect to use a portion of the proceeds from our securities offerings to satisfy redemption requests with respect to our share redemption program. Using the proceeds from our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

Our current public offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

Our public offering is being made on a “best efforts” basis, whereby the broker dealers participating in the offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise may be substantially less than our target capital raise. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. If we are unable to raise substantially more funds, we will make fewer investments in accordance with our investment strategy. As a result, the likelihood increases that any material investment’s poor performance would materially affect our overall investment performance. During the year ended December 31, 2023, we raised gross proceeds of approximately $283.2 million from the sale of 18.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning our public offering.

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

Even if we are able to raise substantial funds in our securities offerings, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

Although we presently intend to operate on a perpetual basis with an ongoing offering and share redemption program, this is not a requirement of our charter. Further, we may in the future consider various Liquidity Events and, given that our investment strategy is focused on a single asset class, it is possible that an opportunity to execute a Liquidity Event could arise. Even if we are able to raise substantial funds in our offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our offerings or to terminate our share redemption program, in connection with a Liquidity Event or otherwise, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that a Liquidity Event or certain other significant transactions that require stockholder approval are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

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

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV, including the engagement of independent third parties such as the Independent Valuation Advisor, to value our real estate portfolio on a monthly basis, and independent appraisal firms, to provide periodic appraisals with respect to our properties. We have also engaged a firm to act as the NAV Accountant and may engage other independent third parties or our Advisor to value other assets or liabilities. Although our board of directors, with the assistance of the Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the Independent Valuation Advisor. If the parties engaged by us to determine our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend any ongoing securities offering and our share redemption program.

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

In connection with our securities offerings, we incur fees and expenses, which will decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our securities offerings will be based on our monthly NAV per share, our securities offerings may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

In the future we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our public offering. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our current securities offerings and future offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.

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

Stockholders will not have the benefit of an independent due diligence review in connection with our securities offerings, which increases the risk of their investment.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special Unit Holder, which is a wholly-owned subsidiary of our Advisor, will receive a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less

(y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Special Unit Holder will receive a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%. In addition, if the performance component of the advisory fee is earned for any given year, the Advisor and the Special Unit Holder will not be obligated to return any portion of advisory fees based on our subsequent performance. We completed the 2023 calendar year with an annual total return loss and therefore have a loss carryforward that will apply to future performance participation allocations. The loss carryforward as of December 31, 2023 is approximately $1.47 per Fund Interest. Realization of the loss carryforward is contingent on future performance. Even after such offset, future performance participation allocations will be subject to the Hurdle Amount.

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

We will be required to pay substantial compensation to the Advisor and its affiliates or related parties, which may be increased or decreased during our current securities offerings or future offerings by a majority of our board of directors, including a majority of the independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interest and other payments that we will be required to pay to the Advisor and its affiliates or related parties may increase or decrease during our current securities offerings or future offerings if such change is approved by a majority of our board of directors, including a majority of the independent directors. These payments to the Advisor and its affiliates or related parties will decrease the amount of cash we have available for operations and new investments and could negatively impact our ability to pay distributions and our stockholders’ overall return.

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from shares sold in our securities offerings, proceeds from the issuance of shares under our distribution reinvestment plan, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from our securities offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, net proceeds from shares sold in our securities offerings, and from our sale of DST Interests. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2023, approximately 1.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.9% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 48.0% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 50.9% were funded with proceeds from financing activities.

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

We could suffer from delays in identifying suitable investments due to, among other factors, competition we face for real property investments from other REITs and institutional investors, as well as from certain other entities sponsored or advised by affiliates of the Sponsor, which may have greater financial resources than we do, may be able to accept more risk than we can and may possess other significant competitive advantages over us, including a lower cost of capital. Our ability to commit to purchase specific assets will also depend, in part, on the amount of capital we have available for investment at a given time, which may be dependent on the success of our capital raising activities, including the pace at which we are able to raise capital. If we are delayed in finding or unable to find suitable investments, we may not be able to achieve our investment objectives, make distributions to our stockholders or continue to fund distributions from sources other than cash flows from operating activities. In addition, such delays in our ability to find suitable investments would increase the length of time that offering proceeds are held in short term liquid investments that are expected to only produce minimal returns.

We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S., and our business could be adversely affected by an economic downturn in that sector or in those geographic areas.

We anticipate that our investments will continue to be concentrated in the industrial real estate sector and primarily in the largest distribution and logistics markets in the U.S. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our securities offerings in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. As of December 31, 2023, there were no market concentrations with greater than 10.0% of our annualized base rent. As a result of this geographic concentration, our business is dependent on the economy in this market generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital, which would harm our ability to achieve our investment objectives.

Broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. Regulation Best Interest may negatively impact whether participating broker dealers and their associated persons recommend our securities offerings to certain retail customers. In particular, under SEC guidance concerning Regulation Best Interest, a broker dealer recommending an investment in our shares should consider a number of factors, including but not limited to cost and complexity of the investment and reasonably available alternatives in determining whether there is a reasonable basis for the recommendation. Broker dealers may recommend a more costly or complex product as long as they have a reasonable basis to believe it is in the best interest of a particular retail customer. However, if broker dealers instead choose alternatives to our shares, many of which likely exist, our ability to raise capital may be adversely affected. If Regulation Best Interest reduces our ability to raise capital, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

Inflation, rising interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. For example, in an effort to combat then-rising inflation levels, the Federal Reserve steadily began increasing the target federal funds rate beginning in the first quarter of 2022, and continued to do so throughout 2022 and much of 2023 through a series of consecutive rate hikes. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which may have a significant impact on our financial condition.

While the Federal Reserve has indicated that there may be a decrease in interest rates in 2024, future periods of increased inflation and interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

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

As of December 31, 2023, our top five customers represented 15.8% of our total annualized base rent of our portfolio, our top ten customers represented 22.2% of our total annualized base rent of our portfolio and there was one customer that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

A global economic slowdown, a recession or declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including the conflict between Russia and Ukraine as well as the conflict in the Middle East, actual and potential shifts in U.S. and foreign, trade, economic and other policies, and rising trade tensions between the United States and China, as well as other global events have significantly increased macroeconomic uncertainty at a global level. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. There is no assurance that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and if these periods are accompanied by declining real estate values, our business can be materially adversely affected.

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

Ares’ information systems and technology may not continue to be able to accommodate the growth of our business, and the cost of maintaining the information systems and technology, which is partially allocated to us pursuant to the Advisory Agreement, may increase from its current level. Such a failure to accommodate growth, or an increase in costs related to the information systems and technology, could have a material adverse effect on our business and results of operations.

Furthermore, a disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Advisor, Ares or third parties with whom we conduct business, could have a material adverse effect on our ability to continue to operate our business without interruption. Although Ares has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.

We, our Advisor and Ares also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.

Our business could be adversely affected by the effects of health pandemics or epidemics.

Our business could be adversely affected by a public health crises, including pandemics, epidemics, outbreaks of novel diseases or other public health emergencies. A severe public health crisis could disrupt our business and adversely materially impact our financial condition, results of operations and ability to pay distributions to our stockholders. Further, the impact of a widespread public health emergency may have the effect of exacerbating many of the other risks described in this Annual Report on Form 10-K.

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

Our business is dependent on bank relationships and strain on the banking system may severely impact us. Similarly, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The financial markets have encountered and may in the future encounter volatility associated with concerns about the balance sheets of banks, especially small and regional banks which may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Our business is dependent on bank relationships and we proactively monitor the financial health of such bank relationships. Strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

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

More generally, any terrorist attack, other act of violence or war, including military conflicts, such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas, could result in increased volatility in, or damage to, the worldwide financial markets and economy. Increased economic volatility and trade restrictions could adversely affect our customers’ ability to pay rent on their leases or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, which could negatively impact our business, financial condition and operating results.

A cyber-attack is considered to be any adverse event that threatens the confidentiality, integrity or availability of the information resources of us or the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations. A cyber incident may be caused by disasters, insiders (through inadvertence or with malicious intent) or malicious third parties (including nation-states or nation-state affiliated actors) using sophisticated, targeted methods to circumvent firewalls, encryption and other security defenses, including hacking, fraud, trickery or other forms of deception. The efficient operation of our business is dependent on computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security breaches and cyber-attacks or other security breaches. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or other sensitive information. The result of a cyber-attack or other security incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

The costs related to cyber-attacks or other security threats or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers. Ares has implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber-attacks (see Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding such processes, procedures and internal controls), but these measures do not guarantee that a cyber-attack will not occur or that our financial results, operations or confidential information, personal or other sensitive information will not be negatively impacted by such an incident. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K. The rules became effective beginning with Annual Reports on Form 10-K for fiscal years ending on or after December 15, 2023 and with Current Reports on Form 8-K filed on or after December 18, 2023. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our policies and systems designed to manage our cybersecurity risks and our related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and cyber-attacks, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of customer and stockholder information, we may be subject to legal and regulatory actions and our reputation would be harmed, which would materially adversely affect us.

We receive, maintain and store the non-public personal information of our stockholders and certain of our customers. The technology and other controls and processes designed to secure our stockholder and customer information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to such non-public personal information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, we may be responsible to the affected individual or entity for any losses that may have been incurred as a result of the misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of non-public personal information, which could materially adversely affect us.

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

In connection with contributions of property to the Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations. While we may be able to avoid these indemnification requirements by contributing such properties to an acquired subsidiary real estate investment trust (a “Subsidiary REIT”) prior to any such sale, there is no guarantee that we will be able to do so effectively.

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

We may acquire co-ownership interests, especially in connection with the Operating Partnership’s potential private placements, such as tenancy-in-common interests in property, interests in DSTs that own property and/or similar interests, which are subject to certain co-ownership agreements. The co-ownership agreements may limit our ability to encumber, lease, or dispose of our co-ownership interest.

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

The Operating Partnership’s private placements of DST Interests under our DST Program could cause our leverage ratio to increase or subject us to liabilities from litigation or otherwise.

We, through the Operating Partnership, have commenced a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of DST Interests holding real properties, including properties currently indirectly owned by the Operating Partnership. These interests may serve as replacement properties for investors seeking to complete Section 1031 Exchanges. All of the interests sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for OP Units. In the event the Operating Partnership elects not to exercise the FMV Option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the FMV Option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the trust to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the trust by the master tenant will be required. Further, investors who acquired DST Interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of DST Interests under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific DSTs and then sell DST Interests, via its taxable REIT subsidiary (“TRS”), in such trusts to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a FMV Option to reacquire the real estate through a purchase of DST Interests, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate while it is held by the DST, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV. In addition, if we determine to exercise the FMV Option and the underlying cash flow at the property owned by the DST is or is anticipated to be lower than the master lease rent payments, then the presence of the master lease may cause the property to have a higher fair market value than would otherwise be the case if the property had not been sold subject to the master lease.

We may own DST Interests in DSTs owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with the launch of our DST Program, we may own DST Interests in DSTs owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

Properties that are placed into the DST Program (the “DST Program Asset”) may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Program Asset in terms of basis and built-in-gain. As a result, if the applicable DST Program Asset is subsequently sold, unless we effectuate a Section 1031 Exchange, then tax will be triggered on the DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute Section 1031 Exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a Section 1031 Exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. There may be ways to avoid triggering DST Investors’ built-in-gain, such as by contributing such properties to a Subsidiary REIT prior to any such sale. However, there can be no assurances that such strategies will be implemented or successful. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Investor Loans to acquire DST Interests as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Program Loans to certain DST Program investors who acquire interests in DSTs. DST Program Loans will be secured by the DST Program Investor’s DST Interests acquired using the DST Program Loan, and will be non-recourse to the borrowing DST Program investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the DST Program investor declines after the DST Program investor borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

We may dispose of properties in transactions intended to qualify as Section 1031 Exchanges under the Code. Such Section 1031 Exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a Section 1031 Exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.

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

We may issue preferred stock, additional shares of common stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our securities offerings.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to “securities law claims” which are (i) claims arising under the Securities Act or the Exchange Act and (ii) actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts in which our shares are sold (such states, territories and districts the “Relevant Jurisdictions”). We have appointed officials in the Relevant Jurisdictions upon whom may be served any notice, process or pleading in any action or proceeding against us arising out of, or in connection with, the sale of securities in the Relevant Jurisdictions or arising out of a violation of the laws of the Relevant Jurisdictions. We have also consented that any such action or proceeding may be commenced in any court of competent jurisdiction and proper venue within the Relevant Jurisdictions by service of process upon the respective official of the applicable Relevant Jurisdiction with the same effect as if we were organized or created under the laws of the Relevant Jurisdiction and have been lawfully served with process in the Relevant Jurisdiction. The inapplicability of this choice of forum provision to securities law claims will not cause this choice of forum provision to be inapplicable to other types of claims, whether they are brought concurrently with, before or after securities law claims.

This choice of forum provision may limit a stockholder’s ability to bring a claim other than a securities law claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

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

No single measure can provide investors with sufficient information and investors should consider all of our disclosures as a whole in order to adequately understand our financial position, liquidity and results of operations. Because of the differences between FFO, AFFO and GAAP net income or loss, FFO and AFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and AFFO are not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or as indications of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

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

We face possible risks associated with the physical effects of climate change.

The physical effects of climate change, including extreme weather events such as hurricanes or floods, could have a material adverse impact on our properties, operations and business. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rising sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. Climate change could also increase utility and other costs of operating our properties, including increased costs for energy and other supply chain materials, which, if not offset by rising rental income and/or paid by tenants, could have a material adverse effect on our properties, operations and business. In addition, we may incur significant costs in preparing for possible future climate change or climate-related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.

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

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or the “Disabilities Act.” Under this act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” which generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the Disabilities Act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the Disabilities Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

We may not have funding for future customer improvements which may adversely affect the value of our assets, our results of operations and returns to our stockholders.

If a customer at one of our properties does not renew its lease or otherwise vacates its space in one of our buildings, it is likely that, in order to attract one or more new customers, we will be required to expend substantial funds to construct new customer improvements in the vacated space. Substantially all of the net proceeds from our securities offerings will be used to acquire property, debt and other investments, and we do not anticipate that we will maintain permanent working capital reserves. We do not currently have an identified funding source to provide funds which may be required in the future for customer improvements and customer refurbishments in order to attract new customers. If we do not establish sufficient reserves for working capital or obtain adequate secured financing to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, and it may be more difficult for us to attract or retain customers to such properties or the amount of rent we can charge at such properties may decrease. There can be no assurance that we will have any sources of funding available to us for repair or reconstruction of damaged property in the future.

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

As of December 31, 2023, we had approximately $3.4 billion of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We may enter into financing arrangements that require us to use and pledge future proceeds from our current securities offerings or future offerings, if any, to secure and repay such borrowings. Such arrangements may cause us to have less proceeds available to make investments or otherwise operate our business, which may adversely affect our flexibility and our ability to achieve our investment objectives.

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

The advisory fees we pay the Advisor are made up of a fixed component and a performance component. We will pay the Advisor the fixed component regardless of the performance of our portfolio. The Advisor’s entitlement to the fixed component, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We will be required to pay the Advisor the fixed component in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. For example, in 2022, the Issuer incurred $67,561,000 in advisory fees and $140,505,000 in performance participation allocation expenses in spite of experiencing GAAP net losses of $312,915,000. The performance component, which is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation.

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

Some of our executive officers, three of our directors and other key personnel are also officers, directors, managers, and key personnel in the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

●	the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;
●	recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
●	offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
●	competition for customers from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us; and
●	investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.

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

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in separate securities offerings for one other entity sponsored by the Sponsor. In addition, we may compete with other entities sponsored or advised by the Sponsor or affiliates of the Sponsor for the same investors and investment opportunities.

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

The Advisor, affiliates of the Advisor and the Dealer Manager have earned and will continue to earn fees, performance allocations, commissions and expense reimbursements from us. The fees, performance allocations, commissions and expense reimbursements paid and to be paid to the Advisor, affiliates of the Advisor and the Dealer Manager for services they provided us in connection with past offerings and in connection with our current securities offering were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

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

Participation in the distribution reinvestment plan does not defer the recognition of any taxable income that results from the distributions. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

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

If any Subsidiary REIT failed to qualify as a REIT, we could fail to remain qualified as a REIT.

We own and may acquire direct or indirect interests in one or more Subsidiary REITs. A Subsidiary REIT is subject to the various REIT qualification requirements and other limitations described herein that are applicable to us. If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income taxation as a corporation and (ii) the Subsidiary REIT’s failure to qualify could have an adverse effect on our ability to comply with the REIT income and asset tests, and thus could impair our ability to qualify as a REIT unless we could avail ourself of certain relief provisions.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.       CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity

We rely on the cybersecurity strategy and policies implemented by Ares, the parent company of our Advisor. Ares’ cybersecurity strategy prioritizes detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares’ enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares’ cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares’ cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor or Ares. Ares’ cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our Advisor or Ares, is integrated into Ares’ Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares ERC”), as discussed below. In addition, Ares periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including the Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party vendors and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

In the event of a cybersecurity incident impacting us, our Advisor or Ares, Ares has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Ares, including coordinating with the relevant members of our Advisor. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Ares’ Chief Information Security Officer (“CISO”), and, as appropriate, escalation to the full Ares ERC and/or an internal ad-hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Ares, as well as to the audit committee of our board of directors and to our full board of directors, if appropriate.

Material Impact of Cybersecurity Risks

In the last three fiscal years, we have not experienced a material information security breach incident and the expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations… which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on, and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO is also a member of the Ares ERC. The Ares ERC is a cross-functional committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes members of Ares’ senior executive management, including its CEO, CFO, General Counsel, Global Chief Compliance Officer, Chief Information Officer, CISO, and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigative controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Certain members of the Ares ERC periodically report to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Head of Enterprise Risk. Such reporting includes updates on Ares’ cybersecurity program as it impacts us, the external threat environment, and Ares’ programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares’ preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

ITEM 2.        PROPERTIES

As of December 31, 2023, we directly owned and managed a real estate portfolio that included 256 industrial buildings totaling approximately 54.0 million square feet located in 29 markets throughout the U.S., with 429 customers, and was 93.5% occupied (93.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2023, we transacted over 8.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 55.3%, calculated using cash basis rental rates (60.3% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2023, our real estate portfolio included:

●	249 industrial buildings totaling approximately 51.9 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.3% occupied (97.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years; and
●	Seven industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2023, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of December 31, 2023, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2023:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	80.6%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	19.3
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.1
		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2023, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $6.80 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2023:

	Number of	Rentable	Occupied	Leased
($ and square feet in thousands)	Buildings	Square Feet	Rate (1)	Rate (1)	Annualized Base Rent (2)
Operating Properties:
Atlanta	21	4,468	95.6%	95.6%	$26,340	7.7%
Austin	6	562	95.4	100.0	4,757	1.4
Bay Area	3	845	100.0	100.0	10,078	2.9
Boston	3	409	93.6	100.0	2,867	0.8
Central Florida	8	1,517	92.9	92.9	8,225	2.4
Central Valley	9	2,280	98.9	98.9	15,735	4.6
Charlotte	1	210	100.0	100.0	1,094	0.3
Chicago	26	5,373	100.0	100.0	28,866	8.4
Cincinnati	7	1,661	100.0	100.0	8,304	2.4
Dallas	16	4,210	99.0	100.0	22,293	6.5
D.C. / Baltimore	9	1,037	88.4	88.4	7,956	2.3
Denver	2	252	100.0	100.0	1,285	0.4
Houston	9	1,957	98.6	98.6	11,285	3.3
Indianapolis	3	1,614	100.0	100.0	6,581	1.9
Las Vegas	7	1,118	100.0	100.0	11,777	3.4
Louisville	6	1,903	88.8	88.8	7,145	2.1
Memphis	10	3,598	100.0	100.0	14,460	4.2
Nashville	2	817	100.0	100.0	4,886	1.4
New Jersey	16	3,426	98.0	98.0	31,600	9.2
Pennsylvania	17	3,103	99.4	99.4	20,165	5.9
Phoenix	3	417	100.0	100.0	3,565	1.0
Portland	2	605	100.0	100.0	4,041	1.2
Reno	6	1,422	100.0	100.0	8,279	2.4
Salt Lake City	5	1,003	95.5	95.5	5,775	1.7
San Antonio	1	96	—	100.0	—	—
San Diego	8	822	95.5	95.5	7,906	2.3
Seattle	14	2,395	96.2	96.7	20,531	6.0
South Florida	11	1,905	98.8	100.0	17,791	5.2
Southern California	18	2,907	91.5	91.5	29,863	8.7
Total operating	249	51,932	97.3%	97.7%	343,450	100.0%
Value-Add Properties:
Central Florida	3	678	—	—	—	—
Dallas	1	986	—	—	—	—
Houston	1	192	—	—	—	—
New Jersey	1	100	—	—	—	—
San Diego	1	140	—	—	—	—
Total value-add properties	7	2,096	—	—	—	—
Total portfolio	256	54,028	93.5%	93.9%	$343,450	100.0%
(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

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

Lease Expirations. As of December 31, 2023, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 4.1 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2023, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases (1)	Occupied Square Feet		Annualized Base Rent (2)
2024	60	4,814	9.5%	$33,336	9.7%
2025	77	7,968	15.8	50,949	14.8
2026	83	8,873	17.6	53,089	15.5
2027	72	7,124	14.1	52,511	15.3
2028	82	7,006	13.9	55,031	16.0
2029	35	4,667	9.2	28,143	8.2
2030	20	2,447	4.8	15,411	4.5
2031	12	1,623	3.2	13,088	3.8
2032	16	4,060	8.0	27,389	8.0
Thereafter	13	1,949	3.9	14,503	4.2
Total occupied	470	50,531	100.0%	$343,450	100.0%
(1)	Includes four leases totaling approximately 234,000 square feet that expired on December 31, 2023.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

Customer Diversification. As of December 31, 2023, there was one customer that individually represented more than 5.0% of total occupied square feet of our portfolio and one customer that individually represented more than 5.0% of total annualized base rent of our portfolio. The following table reflects the 10 largest customers of our portfolio, based on annualized base rent, which occupied a combined 9.5 million square feet as of December 31, 2023:

	% of Total	% of Total
Customer	Occupied Square Feet	Annualized Base Rent (1)
Amazon.com Services LLC	6.3%	7.5%
Radial, Inc.	4.2	2.7
Steelcase Inc.	2.4	2.2
Maersk	1.1	1.9
Kroger	1.0	1.5
East Coast / West Coast Logistics, LLC	0.5	1.4
Estes Forwarding Worldwide	1.1	1.4
US Elogistics Service Corp	0.9	1.2
KeHe Distributors, Inc.	0.7	1.2
Boyd Flotation	0.6	1.2
Total	18.8%	22.2%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2023:

($ and square feet in thousands)	Number of Leases	Occupied Square Feet		Annualized Base Rent (1)
Transportation / Logistics	51	7,868	15.7%	$58,089	16.8%
eCommerce / Fulfillment	27	6,691	13.2	43,498	12.6
Food & Beverage	31	3,798	7.5	30,627	8.9
Storage / Warehousing	42	4,155	8.2	27,334	8.0
Home Furnishings	18	2,680	5.3	20,163	5.9
Manufacturing	45	2,858	5.7	19,737	5.7
Auto	25	3,258	6.4	18,569	5.4
Packaging	16	1,580	3.1	9,529	2.8
Computer / Electronics	19	1,365	2.7	9,492	2.8
Electrical / Wire	13	1,791	3.5	9,104	2.7
Other	183	14,487	28.7	97,308	28.4
Total	470	50,531	100.0%	$343,450	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2023, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
DST Interests sold	$416,507	$768,639	$492,168
DST Interests financed by DST Program Loans	52,542	84,798	68,772
Income earned from DST Program Loans (1)	8,884	4,811	861
(Decrease) increase in financing obligation liability appreciation (2)	(12,303)	26,568	—
Rent obligation incurred under master lease agreements (2)	67,324	41,702	6,039

(1) Included in other income and expenses on the consolidated statements of operations.

(2) Included in interest expense on the consolidated statements of operations.

As of December 31, 2023 and 2022, we had DST Program Loans with a combined carrying value of $202.7 million and $152.4 million, respectively. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2023, 2022 and 2021. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2023, we had approximately $3.4 billion of consolidated indebtedness with a weighted-average interest rate of 4.17%, which includes the effect of interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2023 was 2.4 years, excluding any extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2023 was approximately $2.6 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, we, our executive officers, directors and our Advisor, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments, and may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses against us or our Advisor. As of December 31, 2023, we were not subject to any material pending legal proceedings.

We and our Advisor are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Advisor or regulatory proceedings or investigations against us or our Advisor, respectively. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various forms of additional liquidity, each of which we refer to as a “Liquidity Event,” including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration. In the event that stockholders receive securities redeemable for cash that are not listed on a stock exchange, such event will only be deemed a Liquidity Event if the non-listed securities received may be redeemed immediately upon the close of the transaction at the election of the holder. Securities that may be “redeemed immediately” may include non-listed shares subject to redemption programs that are limited by caps, or that may be modified or suspended in the future. While we may consider a Liquidity Event, which may provide an additional source of value through the realization of capital appreciation, at any time in the future, we currently do not have a fixed time frame in which we intend to undertake such consideration and we are not obligated by our charter or otherwise to effect a Liquidity Event at any time. There can be no assurance that we will ever pursue a Liquidity Event. We believe that our structure as a non-exchange traded REIT that may continue to raise capital through a series of offerings with no targeted liquidity window enhances the potential to achieve our investment objectives by allowing us to acquire and manage our investment portfolio in a more flexible manner.

We commenced calculating a monthly NAV on June 15, 2018. The following table presents the high and low NAV per share of each class of common stock for each reported quarter within the two most recent fiscal years. Each class of common stock has had the same NAV for each reported period.

Quarter	Low	High
2023
First Quarter	$14.9908	$15.1512
Second Quarter	$14.4381	$14.9139
Third Quarter	$13.7232	$14.1023
Fourth Quarter	$13.2259	$13.6018
2022
First Quarter	$12.8360	$14.4934
Second Quarter	$15.0822	$15.2865
Third Quarter	$15.3182	$15.3806
Fourth Quarter	$15.2644	$15.3671

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. As part of this process, our Advisor reviews the estimates of the values of our real property portfolio, real estate-related assets, and other assets and liabilities within our portfolio for consistency with our valuation guidelines and the overall reasonableness of the valuation conclusions, and informs our board of directors of its conclusions. Although third-party appraisal firms, the Independent Valuation Advisor, or other pricing sources may consider any comments received from us or our Advisor or other valuation sources for their individual valuations, the final estimated fair values of our real properties are determined by the Independent Valuation Advisor in their appraisals and the final estimates of fair values of our real estate-related assets, our other assets and our liabilities are determined by the applicable pricing source (which may, in certain instances, be our Advisor or an affiliate of Ares), subject to the oversight of our board of directors. With respect to the valuation of our real properties, the Independent Valuation Advisor provides our board of directors with periodic valuation reports and is available to meet with our board of directors to review valuation information, as well as our valuation guidelines and the operation and results of the valuation and review process generally. Excluding investments that are bought or sold during a given calendar year, unconsolidated investments held through joint ventures or partnerships are valued by an independent appraiser at least once per calendar year. For valuations during interim periods, not less than quarterly, either (1) our Advisor or a qualified third party that we engage will determine the estimated fair value of the investments owned by unconsolidated affiliates or (2) we will utilize interim valuations determined pursuant to valuation policies and procedures established for such joint ventures or partnerships. All parties engaged by us in connection with our valuation procedures, including the Independent Valuation Advisor, ALPS Fund Services Inc. (“ALPS”), and our Advisor, are subject to the oversight of our board of directors. Our board of directors has the right to engage additional valuation firms and pricing sources to review the valuation process or valuations, if deemed appropriate. At least once each calendar year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures with input from the Independent Valuation Advisor. From time to time our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures if it: (1) determines that such changes are likely to result in a more accurate reflection of NAV or a more efficient or less costly procedure for the determination of NAV without having a material adverse effect on the accuracy of such determination; or (2) otherwise reasonably believes a change is appropriate for the determination of NAV. We will publicly announce material changes to our valuation procedures. See Exhibit 99.2 of this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.63 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.37 billion, representing a difference of approximately $1.3 billion, or 17.1%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2023 and September 30, 2023:

	As of
(in thousands)	December 31, 2023	September 30, 2023
Investments in industrial properties	$8,632,800	$8,724,450
Investment in unconsolidated joint venture partnership	19,277	23,841
Investments in real estate debt and securities	184,755	161,649
DST Program Loans	199,154	188,997
Cash and cash equivalents	14,322	16,384
Other assets	75,828	56,786
Line of credit, term loans and mortgage notes	(3,442,540)	(3,296,456)
Secured financings on investments in real estate-related securities	(42,298)	(44,004)
Financing obligations associated with our DST Program	(1,569,545)	(1,487,606)
Other liabilities	(144,286)	(155,589)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,813)	(5,990)
Aggregate Fund NAV	$3,921,654	$4,182,462
Total Fund Interests outstanding	296,513	304,774

The following table sets forth the NAV per Fund Interest as of December 31, 2023:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares (1)	OP Units
Monthly NAV	$3,921,654	$2,153,675	$269,946	$1,387,649	$110,384
Fund Interests outstanding	296,513	162,838	20,410	104,919	8,346
NAV Per Fund Interest	$13.2259	$13.2259	$13.2259	$13.2259	$13.2259

(1) Total Class I Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of December 31, 2023, we estimated approximately $66.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the DSTs and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.25% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of December 31, 2023, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.7%
Discount rate / internal rate of return	7.0%
Average holding period (years)	10.0

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

		Increase (Decrease) to the
Input	Hypothetical Change	Fair Value of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.1%
	0.25% increase	(2.8)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of December 31, 2023, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2023 was $125.2 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $125.2 million, or $0.42 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2023.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2023.

(in thousands)	As of December 31, 2023
Total stockholders' equity	$1,794,922
Noncontrolling interests	312
Total equity under GAAP	1,795,234

Adjustments:
Accrued distribution fee (1)	64,517
Redeemable noncontrolling interests (2)	114,310
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,343,746
Unrealized gain (loss) on investments in unconsolidated joint venture partnership (4)	(1,235)
Accumulated depreciation and amortization (5)	695,747
Other adjustments (6)	(90,665)
Aggregate Fund NAV	$3,921,654
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T and Class D shares. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e. at their respective outstanding balances).
(4)	Our investments in unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investment in unconsolidated joint venture partnership are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $15.26 per share as of December 31, 2022 to $13.23 per share as of December 31, 2023. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of recent interest rate increases.

As noted above, effective February 29, 2020, our board of directors approved amendments to our valuation procedures which revised the way we value property-level mortgages, corporate-level credit facilities, other secured and unsecured debt and associated interest rate hedges when loans, including associated interest rate hedges, are intended to be held to maturity, effectively eliminating all mark-to-market adjustments for such loans and hedges from the calculation of our NAV. The following table summarizes the impact of interest rate movements on our returns assuming we continued to include the mark-to-market adjustments for all borrowing-related interest rate hedge and debt instruments beginning with the February 29, 2020 NAV:

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of December 31, 2023)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(7.13)%	(14.58)%	(14.58)%	11.36%	8.76%	8.05%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(8.45)%	(15.49)%	(15.49)%	12.45%	9.23%	8.43%
Difference	1.32%	0.91%	0.91%	(1.09)%	(0.47)%	(0.38)%

Class T Share Total Return (without Sales Charge) (3)	(2.75)%	(10.56)%	(10.56)%	13.08%	9.77%	8.86%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.14)%	(11.51)%	(11.51)%	14.19%	10.24%	9.24%
Difference	1.39%	0.95%	0.95%	(1.11)%	(0.47)%	(0.38)%

Class D Share Total Return (3)	(2.61)%	(10.05)%	(10.05)%	13.64%	10.31%	9.93%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.00)%	(11.00)%	(11.00)%	14.76%	10.79%	10.36%
Difference	1.39%	0.95%	0.95%	(1.12)%	(0.48)%	(0.43)%

Class I Share Total Return (3)	(2.56)%	(9.83)%	(9.83)%	14.01%	10.74%	9.85%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.95)%	(10.79)%	(10.79)%	15.13%	11.22%	10.23%
Difference	1.39%	0.96%	0.96%	(1.12)%	(0.48)%	(0.38)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we issued equity securities without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act, as described below. In March 2023, we issued 0.2 million restricted Class I shares to employees of the Advisor or its affiliates for services provided to us. In addition, the holder of the special operating partnership units (the “Special Units”) in the Operating Partnership is entitled to an annual performance participation allocation if certain performance hurdles are met. As further described in “Note 12 to the Consolidated Financial Statements,” the 2022 performance participation allocation became payable on December 31, 2022 and in January 2023, we issued 4.1 million Class I OP Units to the holder of the Special Units, AIREIT Incentive Fee LP (the “Special Unit Holder”), to settle a portion of the amount owed. Subject to certain limitations set forth in the partnership agreement of the Operating Partnership, OP Units may be repurchased by the Operating Partnership for cash unless our board of directors determines that any such repurchase for cash would be prohibited by applicable law or our charter, in which case such OP Units will be repurchased for Class I shares of our common stock with an equivalent aggregate NAV. Certain restrictions on redemption may apply if certain liquidity requirements are not met.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (1) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (2) proceeds from sales of new shares in our securities offerings (including purchases pursuant to our distribution reinvestment plan) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a prospectus supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

If the transaction price for the applicable month is not made available by the tenth business day prior to the last business day of the month (or is changed after such date), then no redemption requests will be accepted for such month and stockholders who wish to have their shares redeemed the following month must resubmit their redemption requests.

Although the vast majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, we intend to maintain a number of sources of liquidity including (i) cash equivalents (e.g. money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate debt and securities; and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our securities offerings and our sale of DST Interests, and/or sales of our assets.

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

The table below summarizes the redemption activity for the three months ended December 31, 2023, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
October 31, 2023	3,741	$13.73	3,741	—
November 30, 2023	4,068	13.72	4,068	—
December 31, 2023 (3)	3,259	13.60	3,259	—
Total	11,068	$13.69	11,068	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in December 2023 are considered redeemed on January 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $126.8 million of shares of common stock for the three months ended December 31, 2023.

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

We intend to accrue and continue to make distributions on a regular basis. Distributions are paid on a monthly basis and are calculated as of monthly record dates. Distributions for stockholders who had elected to participate in our distribution reinvestment plan were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of the distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which could include borrowings and net proceeds from shares sold in our securities offerings, proceeds from the issuance of shares pursuant to our distribution reinvestment plan, cash resulting from the Advisor or its affiliates paying certain of our expenses, proceeds from the sales of assets, and our cash balances. We have not established a cap on the amount of its distributions that may be paid from any of these sources.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our distribution reinvestment plan or borrowings. For the year ended December 31, 2023, approximately 1.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.9% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 48.0% were funded with proceeds from the issuance of shares under our distribution reinvestment plan and 50.9% were funded with proceeds from financing activities.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

As of February 29, 2024, we had 129.9 million shares of our Class T common stock, 20.2 million shares of our Class D common stock and 136.3 million shares of our Class I common stock outstanding, held by a total of 20,066 stockholders, 3,944 stockholders and 21,828 stockholders, respectively, including shares held by our affiliates.

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

We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we may file new registration statements to replace existing registration statements. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete Section 1031 Exchanges. We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2023, we sold $416.5 million of gross interests related to the DST Program, $52.5 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2023, we raised gross proceeds of approximately $283.2 million from the sale of approximately 18.9 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 9 to the Consolidated Financial Statements” for information concerning our public offering.

As of December 31, 2023, we directly owned and managed a real estate portfolio that included 256 industrial buildings totaling approximately 54.0 million square feet located in 29 markets throughout the U.S., with 429 customers, and was 93.5% occupied (93.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2023, we transacted approximately 8.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 55.3%, calculated using cash basis rental rates (60.3% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Consolidated Financial Statements” for detail regarding our 2023 acquisition activity. As of December 31, 2023, our real estate portfolio included:

●	249 industrial buildings totaling approximately 51.9 million square feet comprised our operating portfolio, which includes stabilized properties, and was 97.3% occupied (97.7% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years; and
●	Seven industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2023, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of December 31, 2023, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of December 31, 2023, we had debt security investments designated as available-for-sale securities with a fair value of $55.6 million and a cumulative unrealized gain of $0.4 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.21 years as of December 31, 2023.

As of December 31, 2023, we had two debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $174.8 million, with a weighted-average remaining term of 2.45 years and a weighted-average interest rate of 8.94%, calculated based on Term SOFR plus a weighted-average margin of 3.58%. As of December 31, 2023, the outstanding principal amount and fair value were both $129.1 million.

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

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and economic and political environments.

Fiscal year 2023 was characterized by high volatility that permeated throughout financial markets, driven by heightened inflationary pressure, rising interest rates, more regulatory uncertainty and greater geopolitical risks. However, the publicly-traded equity and credit markets improved toward the end of the year for most asset classes, driven by greater stability of the U.S. banking system and resilient fundamental macroeconomic performance. While broad inflationary pressures have shown signs of moderation, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the Federal Reserve’s tightening monetary policy resulted in another year of increases in short term market rates amidst volatile interest rate expectations and more restrictive credit conditions, stemming largely from increased capital requirements for regulated lending institutions. Collectively, these market dynamics posed challenges to commercial real estate values and transaction activity during the year. Although the Federal Reserve has signaled a potential decrease in interest rates in 2024, there is no certainty with respect to this outlook or even the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation begins to rebound. Periods of excessive or prolonged inflation and rising interest rates may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our net operating income and NAV.

Offsetting some of these headwinds is the material decline in new real estate developments in the industrial sector that unfolded throughout 2023 and is expected to continue into 2024. Ultimately, this lack of future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activity. We also believe that the potentially adverse market trends described above may be offset by the continued strong operating fundamentals in the industrial sector. While we saw capitalization rates and yields continuing to widen during the fourth quarter of 2023, which resulted in a softening of property valuations, industrial operating fundamentals remain favorable, supported by positive rent growth and low vacancy rates.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2023 Activities

During the year ended December 31, 2023, we completed the following activities:

●	Our NAV decreased to $13.23 per share as of December 31, 2023 as compared to $15.26 per share as of December 31, 2022. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Performance” above for additional information regarding this decrease.
●	We raised $283.2 million of gross equity capital from our public offering. Additionally, we raised $416.5 million of gross capital through private placement offerings by selling DST Interests, $52.5 million of which were financed by DST Program Loans. We redeemed 45.0 million shares for an aggregate dollar amount of $652.8 million.
●	Our total portfolio’s leased percentage decreased to 93.9% as of December 31, 2023 as compared to 98.9% as of December 31, 2022, due to development completions and the acquisition of value-add properties during the year. We leased approximately 8.9 million square feet, which included 2.2 million square feet of new and future leases and 6.7 million square feet of renewals through 91 separate transactions with an average annual base rent of $8.01 per square foot, representing rent growth of 55.3% on comparable leases, calculated using cash basis rental rates (60.3% when calculated using GAAP basis rental rates).
●	We completed seven development projects for nine buildings comprised of approximately 3.0 million square feet.
●	We acquired two debt-related investments of floating-rate senior loans with aggregate commitments of up to $174.8 million. As of December 31, 2023, these investments had a weighted-average remaining term of 2.45 years and a weighted-average interest rate of 8.94%, calculated based on Term SOFR plus a weighted-average margin of 3.58%. As of December 31, 2023, the principal amount and fair value were both $129.1 million.
●	We acquired four industrial properties comprised of approximately 0.8 million square feet for an aggregate purchase price of $128.9 million.
●	We entered into a secured floating-rate mortgage note in the amount of $129.1 million with a three-year term, which may be extended pursuant to two one-year extension options. The mortgage note’s effective interest rate is calculated based on Term SOFR plus a margin of 3.30%, depending on our consolidated leverage ratio. We also entered into two associated interest rate cap agreements with an aggregate notional amount of $129.1 million, which effectively cap SOFR at 5.50%. As of December 31, 2023, we had $108.4 million of borrowings outstanding under the $129.1 million mortgage note.
●	We entered into a interest rate cap agreement on $75.0 million of borrowings under our $600.0 million term loan, which effectively caps SOFR at 2.50%. Additionally, we entered into two interest rate cap agreements on $100.0 million of borrowings under our $1.0 billion line of credit, which effectively cap SOFR at 2.50%.

●	We entered into three interest rate cap agreements on $300.0 million of borrowings under our $550.0 million term loan with an aggregate notional amount of $300.0 million, which effectively cap SOFR at 2.0%. We also entered into two interest rate cap agreements with an aggregate notional amount of $100.0 million that will become effective in January 2024. Of these interest rate cap agreements, four are replacing separate interest rate hedge agreements that expired in November 2023, or will expire in January 2024, with an aggregate notional amount of $350.0 million.
●	We entered into a master purchase agreement (the “Morgan Stanley MRA”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”) in June 2023 and borrowed $42.3 million (net of repayments), collateralized by our available-for-sale debt securities, which are fair valued at $55.6 million as of December 31, 2023.

Portfolio Information

As of December 31, 2023 and 2022, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	December 31, 2023	December 31, 2022
Portfolio data:
Total buildings (1)	256	243
Total rentable square feet	54,028	50,229
Total number of customers	429	418
Percent occupied of operating portfolio (2)	97.3%	99.0%
Percent occupied of total portfolio (2)	93.5%	98.1%
Percent leased of operating portfolio (2)	97.7%	99.1%
Percent leased of total portfolio (2)	93.9%	98.9%
(1)	Total buildings includes the addition of nine buildings related to seven development projects that were completed during the year ended December 31, 2023 and one building that was completed during the year ended December 31, 2022.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022:

	For the Years Ended December 31,
(in thousands, except per share data)	2023	2022	Change	% Change
Revenues:
Rental revenues	$460,108	$391,605	$68,503	17.5%
Debt-related income	9,987	420	9,567	NM
Total revenues	470,095	392,025	78,070	19.9%
Operating expenses:
Rental expenses	111,579	94,276	17,303	18.4%
Real estate-related depreciation and amortization	294,111	265,970	28,141	10.6%
General and administrative expenses	15,313	13,265	2,048	15.4%
Advisory fees	74,092	67,561	6,531	9.7%
Performance participation allocation	—	140,505	(140,505)	(100.0)%
Acquisition costs and reimbursements	10,217	5,322	4,895	92.0%
Total operating expenses	505,312	586,899	(81,587)	(13.9)%
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	118	97	21	21.6%
Interest expense	190,382	150,824	39,558	26.2%
Unrealized gain on financing obligations	(179)	—	(179)	-%
Gain on derivative instruments	(5,124)	(28,628)	23,504	82.1%
Other income and expenses	(10,191)	(4,252)	(5,939)	NM
Total other (income) expenses	175,006	118,041	56,965	48.3%
Net loss	(210,223)	(312,915)	102,692	32.8%
Net loss attributable to redeemable noncontrolling interests	5,587	4,874	713	14.6%
Net income attributable to noncontrolling interests	(38)	(38)	—	—%
Net loss attributable to common stockholders	$(204,674)	$(308,079)	$103,405	33.6%
Weighted-average shares outstanding—basic	303,660	295,683	7,977	2.7%
Weighted-average shares outstanding—diluted	312,121	300,216	11,905	4.0%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.67)	$(1.04)	$0.37	35.3%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $78.1 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily driven by an increase in rental revenues.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $68.5 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to an increase in non-same store revenues, which was attributable to the growth in our portfolio over this period. For the year ended December 31, 2023, non-same store rental revenues reflect the addition of 53 industrial buildings we have acquired since January 1, 2022, as well as six value-add properties that were acquired during 2021 and stabilized during 2022. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $9.6 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to the timing of our acquisition of our available-for-sale securities in late 2022 and the two debt-related investments that we originated during the year ended December 31, 2023.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by approximately $17.3 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to an increase in non-same store expenses, which was attributable to the acquisition activity in our portfolio since January 1, 2022, as described above. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $28.1 million for the year ended December 31, 2023, as compared to the previous year, primarily due to the growth in our portfolio, as described above.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses had a $99.6 million impact on our net income (loss) for the year ended December 31, 2023, decreasing by $127.0 million, as compared the previous year, primarily due to:

●	a decrease in the performance participation allocation of $140.5 million for the year ended December 31, 2023, as compared to the previous year, as the requisite performance hurdle was met in 2022 and the associated performance participation allocation expense was then recognized, while the performance hurdle was not met for the year ended December 31, 2023 and no performance participation allocation expense was recognized.

Partially offset by:

●	a $6.5 million increase in the fixed component of the advisory fee for the year ended December 31, 2023, as compared to the previous year, driven by the $416.5 million of DST Interests sold (including $52.5 million of DST Interests financed by DST Program Loans); partially offset by the slowed net capital raise from our public offering for the year ended December 31, 2023.

Other Income and Expenses. In aggregate, other income and expenses increased by $57.0 million for the year ended December 31, 2023, as compared to the previous year, primarily due to:

●	an increase in interest expense of $39.6 million for the year ended December 31, 2023, as compared to the same period in 2022, primarily due to (i) a $62.5 million increase in line of credit, mortgage note and term loan interest (including the effects of interest rate swap and cap agreements) related to increased borrowings during 2023, the timing of certain borrowings in 2022, and increased interest rates on certain variable rate debt; (ii) a $25.6 million increase of master lease payments recorded as interest expense associated with our DST Program; partially offset by a $38.9 million decrease in the amortization of the value of our financing obligations for the year ended December 31, 2023;
●	A $23.5 million decrease in the gain on derivative instruments for the year ended December 31, 2023, as compared to the previous year, due to the changes in market expectations of future interest rate changes.

Same Store Portfolio Results of Operations

Property net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define property NOI as rental revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider property NOI to be an appropriate supplemental performance measure. We believe property NOI provides useful information to our investors regarding our results of operations because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, acquisition-related expenses, advisory fees, impairment charges, general and administrative expenses, interest expense, other income and expense and noncontrolling interests. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating property NOI, therefore our investors should consider net income (loss) as the primary indicator of our overall financial performance.

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

The same store operating portfolio for the year ended December 31, 2023 as compared to the year ended December 31, 2022 presented below included 187 buildings totaling approximately 36.8 million square feet owned as of January 1, 2022, which represented 68.1% of total rentable square feet, 74.1% of total revenues, and 74.0% of net operating income for the year ended December 31, 2023.

The following table reconciles GAAP net income (loss) to same store property NOI for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022	Change	% Change
Net loss attributable to common stockholders	$(204,674)	$(308,079)	$103,405	33.6%
Debt-related income	(9,987)	(420)	(9,567)	NM
Real estate-related depreciation and amortization	294,111	265,970	28,141	10.6%
General and administrative expenses	15,313	13,265	2,048	15.4%
Advisory fees	74,092	67,561	6,531	9.7%
Performance participation allocation	—	140,505	(140,505)	(100.0)%
Acquisition costs and reimbursements	10,217	5,322	4,895	92.0%
Equity in loss from unconsolidated joint venture partnership(s)	118	97	21	21.6%
Interest expense	190,382	150,824	39,558	26.2%
Gain on derivative instruments	(5,124)	(28,628)	23,504	82.1%
Unrealized gain on financing obligations	(179)	—	(179)	—%
Other income and expenses	(10,191)	(4,252)	(5,939)	NM %
Net loss attributable to redeemable noncontrolling interests	(5,587)	(4,874)	(713)	(14.6)%
Net income attributable to noncontrolling interests	38	38	—	—%
Net operating income	$348,529	$297,329	$51,200	17.2%
Less: Non-same store property NOI	90,500	51,312	39,188	76.4%
Same store property NOI	$258,029	$246,017	$12,012	4.9%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the year ended December 31, 2023 as compared to the year ended December 31, 2022:

	For the Year Ended December 31,
(in thousands)	2023	2022	Change	% Change
Rental revenues:
Same store operating properties	$340,929	$324,148	$16,781	5.2%
Other properties	119,179	67,457	51,722	76.7%
Total rental revenues	460,108	391,605	68,503	17.5%
Rental expenses:
Same store operating properties	(82,900)	(78,131)	(4,769)	(6.1)%
Other properties	(28,679)	(16,145)	(12,534)	(77.6)%
Total rental expenses	(111,579)	(94,276)	(17,303)	(18.4)%
Net operating income:
Same store operating properties	258,029	246,017	12,012	4.9%
Other properties	90,500	51,312	39,188	76.4%
Total property net operating income	$348,529	$297,329	$51,200	17.2%

Rental Revenues. Non-same store revenues increased by $51.7 million, or 76.7%, for the year ended December 31, 2023 as compared to the same period in 2022 as a result of the addition of 53 industrial buildings we have acquired since January 1, 2022, as well as six value-add properties that were acquired during 2021 and stabilized during 2022. Same store rental revenues increased by $16.8 million, or 5.2%, for the year ended December 31, 2023 as compared to the previous year, primarily due to increases in rental rates and an increase in recoverable expenses that resulted in increases to recovery revenue, partially offset by a decrease in average occupancy.

Rental Expenses. Non-same store rental expenses increased by $12.5 million, or 77.6%, for the year ended December 31, 2023 as compared to the same period in 2022, primarily due to the growth in our portfolio, as described above. Same store rental expenses increased by $4.8 million, or 6.1%, for the year ended December 31, 2023 as compared to the same period in 2022, primarily due to significant increases in property taxes for certain of our properties, increases in general maintenance costs across our portfolio, and increased insurance costs associated with a policy renewal, partially offset by a reduction in bad debt expense.

Results for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2022 and December 31, 2021.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
GAAP net loss	$(210,223)	$(312,915)	$(75,827)
Weighted-average shares outstanding—diluted	312,121	300,216	202,480
GAAP net loss per common share—diluted	(0.67)	(1.04)	(0.37)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	294,111	265,970	112,201
Our share of adjustment above from unconsolidated joint venture partnerships	98	371	8,094
Our share of net gain on disposition of real estate properties of unconsolidated joint venture partnership	—	—	(7,666)
NAREIT FFO	$83,986	$(46,574)	$36,802
NAREIT FFO per common share—diluted	$0.27	$(0.16)	$0.18
Adjustments to arrive at AFFO:
Performance-based incentive fee expense, net	—	140,505	33,507
Unrealized loss (gain) on financial instruments (1)	13,498	(25,175)	177
(Decrease) increase in financing obligation liability appreciation	(12,303)	26,568	—
Forfeited investment deposit	7,689	245	—
AFFO	$92,870	$95,569	$70,486
(1)	Unrealized (gain) loss on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges and financing obligations for which we have elected the fair value option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of December 31, 2023, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $3.4 billion, with $38.0 million becoming payable within the next 12 months. As of December 31, 2023, we had $76.4 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of December 31, 2023, we had $64.8 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During 2023, we raised $283.2 million of gross equity capital from our public offering and redemptions of common stock amounted to $652.8 million. As of December 31, 2023, we had cash and cash equivalents of $14.3 million and leverage of 39.3%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2023. As of December 31, 2023, we owned and managed a real estate portfolio that included 256 industrial buildings totaling approximately 54.0 million square feet, with a diverse roster of 429 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 93.5% occupied (93.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 4.1 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2023	2022	Change
Total cash provided by (used in):
Operating activities	$2,000	$101,573	$(99,573)
Investing activities	(452,513)	(2,076,784)	1,624,271
Financing activities	385,432	1,837,499	(1,452,067)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(65,081)	$(137,712)	$72,631

2023 Cash Flows Compared to 2022 Cash Flows

Cash provided by operating activities during the year ended December 31, 2023 decreased by approximately $99.6 million as compared to the same period in 2022, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million in January 2023, while the 2021 performance participation allocation was settled entirely through the issuance of OP Units in January 2022; (ii) a $62.5 million increase in interest expense related to our consolidated indebtedness as a result of increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash used in investing activities during the year ended December 31, 2023 decreased by approximately $1.6 billion as compared to the same period in 2022, primarily due to (i) a net decrease in acquisition activity of $1.7 billion, which was primarily driven by the closing of the BTC II Partnership Transaction and the acquisition of 49 industrial properties during the year ended December 31, 2022, as compared to the acquisition of four industrial properties during the year ended December 31, 2023; (ii) a decrease in the contributions made to our joint venture partnerships of $8.1 million, partially offset by (i) a net $128.8 million of investments in debt-related investments during the year ended December 31, 2023; (ii) a net increase in capital expenditure activity of $21.6 million related to increased development activity during the year ended December 31, 2023.

Cash provided by financing activities during the year ended December 31, 2023 decreased by approximately $1.5 billion as compared to the same period in 2022, primarily driven by (i) the $745.1 million decrease in capital raised through our public offering, net of offering costs paid; (ii) the $439.3 million increase in redemptions of our common stock; and (iii) a decrease in net proceeds from financing obligations associated with the DST Program of $315.5 million; partially offset by (i) $42.3 million of borrowings under the Morgan Stanley MRA (net of repayments), which closed during 2023; (ii) a $37.9 million decrease in redemptions of our Class I OP Units; and (iii) an increase in net borrowings of $9.4 million.

2022 Cash Flows Compared to 2021 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2022 and December 31, 2021.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2023, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $570.0 million outstanding under our line of credit with an effective interest rate of 6.20%, which includes the effect of two interest rate cap agreements on $100.0 million of these borrowings. Additionally, as of December 31, 2023, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.39%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $430.0 million as of December 31, 2023. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2023, we had property-level borrowings of approximately $1.7 billion of principal outstanding with a weighted-average remaining term of 2.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.96%. Refer to “Note 6 to the Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2023.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 39.3% as of December 31, 2023. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2023, we had $1.4 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2023, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $283.2 million ($274.7 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2023, approximately 1.1% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 98.9% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 48.0% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 50.9%

were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the first quarter of 2024, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month for the first quarter of 2024, or January 31, 2024, February 29, 2024 and March 29, 2024 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.15 per Class I share of common stock and (ii) $0.15 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.05 per Class I share of common stock and (ii) $0.05 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the first quarter of 2024 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through DRIP) for the years ended as of the dates indicated below:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$92,790	52.0%	$85,950	52.6%
Reinvested in shares	85,756	48.0	77,575	47.4
Total	$178,546	100.0%	$163,525	100.0%
Sources of Distributions
Cash flows from operating activities (2)	$2,000	1.1%	$85,950	52.6%
Borrowings	90,790	50.9	—	—
DRIP (3)	85,756	48.0	77,575	47.4
Total	$178,546	100.0%	$163,525	100.0%
(1)	Includes distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the years ended December 31, 2023 and 2022, our NAREIT FFO was $84.0 million and $(46.6) million, respectively, compared to total gross distributions of $178.5 million and $163.5 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2023, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Number of shares redeemed	45,044	14,109	2,350
Aggregate dollar amount of shares redeemed	$652,754	$213,444	$25,109
Average redemption price per share	$14.49	$15.13	$10.68

For purposes of the share redemption program, redemption requests received in a month are included on the last day of such month because that is the last day the stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are considered outstanding through the last day of the month.

SUBSEQUENT EVENTS

See “Note 17 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for information regarding subsequent events.

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

In the United States inflation rates continue to be high, and inflation’s impact on the U.S. economy and the impact of any additional measures that may be taken by government officials to curb inflation remain uncertain. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and also utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2023, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable rate consolidated debt.

Fixed Interest Rate Debt. As of December 31, 2023, our fixed interest rate debt consisted of $250.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 51.5% of our total consolidated debt as of December 31, 2023. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2023, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.70 billion and $1.77 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2023. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2023, our consolidated variable interest rate debt consisted of $570.0 million under our line of credit, $375.0 million under our term loans and $725.6 million under three of our mortgage notes, which represented 48.5% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2023, we were exposed to market risks related to fluctuations in interest rates on $1.67 billion of consolidated borrowings; however, $1.16 billion of these borrowings are capped through the use of the 10 interest rate cap agreements effective as of December 31, 2023. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2023, would increase our annual interest expense by approximately $1.4 million, including the effects of our interest rate cap agreements.

Derivative Instruments. As of December 31, 2023, we had 23 outstanding and 21 effective derivative instruments with a total notional amount of $2.4 billion outstanding, including $2.3 billion of effective derivative instruments. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Industrial Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Industrial Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of the estimated fair value of certain acquired tangible assets

As described in Notes 2 and 3 to the consolidated financial statements, the Company acquired land of $15.8 million and building and improvements of $113.1 million during 2023 that were accounted for as asset acquisitions. Upon an asset acquisition, the purchase price is allocated to land, building and improvements, and intangible lease assets and liabilities based on their relative fair value.

We identified the evaluation of the estimated fair value of certain acquired tangible assets in asset acquisitions as a critical audit matter. The tangible assets included land and building and improvements. Specifically, subjective auditor judgment was required to evaluate the assumptions used in the Company’s determination of the estimated fair values of these assets, which included comparable land sales and the estimated replacement cost of building and improvements.

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

Denver, Colorado
March 8, 2024

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Net investment in real estate properties	$6,753,978	$6,733,878
Investment in unconsolidated joint venture partnership	20,511	19,668
Investments in real estate debt and securities, at fair value	184,755	60,033
Cash and cash equivalents	14,322	79,524
Restricted cash	620	499
Derivative instruments	83,531	99,333
DST Program Loans (includes $2,439 and $0 at fair value as of December 31, 2023 and December 31, 2022, respectively)	202,715	152,402
Other assets	69,072	78,138
Total assets	$7,329,504	$7,223,475
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$101,013	$125,930
Debt, net	3,421,181	2,827,613
Secured financings on investments in real estate debt securities	42,298	—
Intangible lease liabilities, net	75,141	97,399
Financing obligations, net (includes $87,145 and $0 at fair value as of December 31, 2023 and December 31, 2022, respectively)	1,658,634	1,262,666
Distribution fees payable to affiliates	64,517	92,145
Other liabilities	57,176	194,822
Total liabilities	5,419,960	4,600,575
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	114,310	69,553
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 162,838 and 227,265 shares issued and outstanding, respectively	1,628	2,272
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 20,410 and 20,577 shares issued and outstanding, respectively	204	206
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 105,358 and 66,702 shares issued and outstanding, respectively	1,054	667
Additional paid-in capital	2,850,329	3,219,132
Accumulated deficit and distributions	(1,094,009)	(739,497)
Accumulated other comprehensive income	35,716	70,255
Total stockholders’ equity	1,794,922	2,553,035
Noncontrolling interests	312	312
Total equity	1,795,234	2,553,347
Total liabilities and equity	$7,329,504	$7,223,475

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenues:
Rental revenues	$460,108	$391,605	$177,069
Debt-related income	9,987	420	—
Total revenues	470,095	392,025	177,069
Operating expenses:
Rental expenses	111,579	94,276	42,719
Real estate-related depreciation and amortization	294,111	265,970	112,201
General and administrative expenses	15,313	13,265	8,886
Advisory fees	74,092	67,561	28,558
Performance participation allocation	—	140,505	81,185
Acquisition costs and reimbursements	10,217	5,322	3,735
Total operating expenses	505,312	586,899	277,284
Other (income) expenses:
Equity in loss (income) from unconsolidated joint venture partnership(s)	118	97	(54,296)
Interest expense	190,382	150,824	30,463
Unrealized gain on financing obligations	(179)	—	—
(Gain) loss on derivative instruments	(5,124)	(28,628)	177
Other income and expenses	(10,191)	(4,252)	(732)
Total other (income) expenses	175,006	118,041	(24,388)
Net loss	(210,223)	(312,915)	(75,827)
Net loss attributable to redeemable noncontrolling interests	5,587	4,874	498
Net income attributable to noncontrolling interests	(38)	(38)	(20)
Net loss attributable to common stockholders	$(204,674)	$(308,079)	$(75,349)
Weighted-average shares outstanding—basic	303,660	295,683	201,169
Weighted-average shares outstanding—diluted	312,121	300,216	202,480
Net loss attributable to common stockholders per common share—basic and diluted	$(0.67)	$(1.04)	$(0.37)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Net loss	$(210,223)	$(312,915)	$(75,827)
Change from cash flow hedging activities	(35,625)	68,341	12,462
Change from activities related to available-for-sale securities	120	326	—
Comprehensive loss	$(245,728)	$(244,248)	$(63,365)
Comprehensive loss attributable to redeemable noncontrolling interests	6,552	3,831	417
Comprehensive loss attributable to common stockholders	$(239,176)	$(240,417)	$(62,948)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
Balance as of December 31, 2020	141,471	$1,415	$1,329,799	$(128,775)	$(9,750)	$126	$1,192,815
Net (loss) income (excludes $498 attributable to redeemable noncontrolling interest)	—	—	—	(75,349)	—	20	(75,329)
Change from cash flow hedging activities (excludes $81 attributable to redeemable noncontrolling interest)	—	—	—	—	12,381	—	12,381
Issuance of common stock	118,048	1,180	1,251,931	—	—	—	1,253,111
Share-based compensation	—	—	1,618	—	—	—	1,618
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(22,537)	—	—	—	(22,537)
Trailing distribution fees	—	—	(56,480)	16,022	—	—	(40,458)
Redemptions of common stock	(2,350)	(24)	(25,085)	—	—	—	(25,109)
Preferred interest in Subsidiary REITs	—	—	—	—	—	186	186
Distributions to stockholders (excludes $715 attributable to redeemable noncontrolling interest)	—	—	—	(109,468)	—	(20)	(109,488)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(3,531)	—	—	—	(3,531)
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $4,874 attributable to redeemable noncontrolling interest)	—	—	—	(308,079)	—	38	(308,041)
Change from cash flow hedging activities and available-for-sale securities (excludes $1,043 attributable to redeemable noncontrolling interest)	—	—	—	—	67,624	—	67,624
Issuance of common stock	71,518	715	1,036,312	—	—	—	1,037,027
Share-based compensation, net of cancellations	(34)	—	1,676	—	—	—	1,676
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(27,447)	—	—	—	(27,447)
Trailing distribution fees	—	—	(33,901)	27,175	—	—	(6,726)
Redemptions of common stock	(14,109)	(141)	(213,303)	—	—	—	(213,444)
Distributions to stockholders (excludes $2,493 attributable to redeemable noncontrolling interest)	—	—	—	(161,023)	—	(38)	(161,061)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	(19,920)	—	—	—	(19,920)
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $5,587 attributable to redeemable noncontrolling interest)	—	—	—	(204,674)	—	38	(204,636)
Change from cash flow hedging activities and available-for-sale securities (excludes $966 attributable to redeemable noncontrolling interest)	—	—	—	—	(34,539)	—	(34,539)
Issuance of common stock	19,155	191	283,044	—	—	—	283,235
Share-based compensation, net of cancellations	(49)	—	2,657	—	—	—	2,657
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,498)	—	—	—	(8,498)
Trailing distribution fees	—	—	3,770	23,858	—	—	27,628
Redemptions of common stock	(45,044)	(450)	(652,304)	—	—	—	(652,754)
Distributions to stockholders (excludes $4,850 attributable to redeemable noncontrolling interest)	—	—	—	(173,696)	—	(38)	(173,734)
Redemption value allocation adjustment to redeemable noncontrolling interest	—	—	2,528	—	—	—	2,528
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Operating activities:
Net loss	$(210,223)	$(312,915)	$(75,827)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	294,111	265,970	112,201
Amortization of deferred financing costs	10,900	7,863	2,354
(Decrease) increase in financing obligation liability appreciation	(12,303)	26,568	—
Equity in loss (income) from unconsolidated joint venture partnership(s)	118	97	(54,296)
Loss (gain) on changes in fair value of interest rate caps	13,677	(25,175)	177
Amortization of interest rate cap premiums	2,680	—	—
Unrealized gain on financing obligations	(179)	—	—
Performance participation allocation	—	140,505	81,185
Straight-line rent and amortization of above- and below-market leases	(36,403)	(34,448)	(14,719)
Forfeited investment deposit	7,689	245	—
Other	1,387	2,205	1,408
Changes in operating assets and liabilities
Other assets	(3,104)	1,053	(6,633)
Accounts payable and accrued liabilities and other liabilities	12,973	27,018	10,579
Due from / to affiliates, net	(1,485)	2,587	6,157
Cash settlement of accrued performance participation allocation	(77,838)	—	—
Net cash provided by operating activities	2,000	101,573	62,586
Investing activities:
Real estate acquisitions	(109,505)	(1,549,477)	(2,621,687)
Incremental investment to acquire joint venture partnership portfolio	—	(259,526)	(584,809)
Capital expenditures	(220,790)	(199,238)	(30,408)
Investments in debt-related investments	(128,797)	—	—
Investment in unconsolidated joint venture partnership(s)	(961)	(9,022)	(7,505)
Distributions from joint venture partnership	—	—	5,200
Purchases of available-for-sale debt securities	—	(59,650)	—
Collection of principal on available-for-sale debt securities	5,094	—	—
Other	2,446	129	—
Net cash used in investing activities	(452,513)	(2,076,784)	(3,239,209)
Financing activities:
Net proceeds from (repayments of) line of credit	480,000	90,000	—
Proceeds from term loan	—	135,000	600,000
Net proceeds from (repayments of) secured funding agreement	42,298	—	—
Proceeds from mortgage note	107,527	367,830	1,078,390
Debt issuance costs paid	(3,279)	(18,000)	(13,776)
Interest rate cap premiums	(36,180)	(2,963)	(200)
Proceeds from issuance of common stock, net	193,563	937,777	1,185,844
Proceeds from financing obligations, net	356,571	672,045	415,192
Offering costs paid in connection with issuance of common stock and private placements	(6,335)	(5,464)	(26,205)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and preferred shareholders	(68,232)	(57,872)	(37,312)
Distribution fees paid to affiliates	(24,768)	(26,495)	(15,365)
Redemptions of common stock	(652,754)	(213,444)	(25,109)
Redemptions of redeemable noncontrolling interests	(2,979)	(40,915)	—
Net cash provided by financing activities	385,432	1,837,499	3,161,459
Net decrease in cash, cash equivalents and restricted cash	(65,081)	(137,712)	(15,164)
Cash, cash equivalents and restricted cash, at beginning of period	80,023	217,735	232,899
Cash, cash equivalents and restricted cash, at end of period	$14,942	$80,023	$217,735

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Ares Industrial Real Estate Income Trust Inc. is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company”, “we”, “our”, “us” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by our advisor. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of the U.S. real estate investment advisory and distribution business of Black Creek Group, including our former advisor, BCI IV Advisors LLC (the “Former Advisor”). As a result of this transaction, Ares Commercial Real Estate Management LLC became our new advisor (the “New Advisor”). Ares did not acquire our former sponsor, BCI IV Advisors Group LLC (the “Former Sponsor”), and we now consider the Ares real estate (“AREG”) to be our Sponsor. See “Note 12” for additional information regarding this transaction. References to the “Advisor” throughout this report mean BCI IV Advisors LLC for periods prior to July 1, 2021 and Ares Commercial Real Estate Management LLC for periods thereafter. References to the “Sponsor” throughout this report mean BCI IV Advisors Group LLC for periods prior to July 1, 2021 and Ares real estate for periods thereafter.

AIREIT was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2023, we owned and managed a real estate portfolio that included 256 industrial buildings. AIREIT operates as one reportable segment comprised of industrial real estate.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements included herein have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Global macroeconomic conditions, including heightened inflation, changes to fiscal and monetary policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and in the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States. In the opinion of management, the accompanying consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2023, 2022 or 2021 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met. We had two properties accounted for as held for sale as of December 31, 2023 that did not meet the materiality criteria for held for sale presentation on our consolidated balance sheets. See “Note 17” for additional information related to the disposition of these properties.

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

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investment in unconsolidated joint venture partnerships for the year ended December 31, 2023. See “Note 4” for additional information regarding our investment in unconsolidated joint venture partnerships.

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

Derivative Instruments

Our derivative instruments are used to manage exposure to variability in expected future interest payments and are recorded at fair value. The accounting for changes in fair value of derivative instruments depends on whether it has been designated and qualifies as a hedge and, if so, the type of hedge. As of December 31, 2023, all of our interest rate swap derivative instruments are designated as cash flow hedges. The change in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets and is subsequently reclassified into earnings as interest expense for the period that the hedged forecasted transaction affects earnings, which is when the interest expense is recognized on the related debt.

As of December 31, 2023, we have four interest rate cap derivative instruments are not designated as hedges. For derivatives that are not designated and do not qualify as hedges, we present changes in the fair value as a component of gain (loss) on derivative instruments on the consolidated statements of income. We do not use derivative instruments for trading or speculative purposes.

We have eight interest rate cap derivative instruments, six of which are effective as of December 31, 2023, that are designated as hedges. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss is recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) on the consolidated balance sheets and is reclassified into earnings as interest expense for the same period that the hedged transaction affects earnings, which is when the interest expense is recognized on the related debt.

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes. We elect the fair value option for our debt-related investments and as such, the investments are carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. Upfront fees and origination costs related to our debt-related investments for which the fair value option is elected are recognized in earnings as incurred and not deferred. Such items are recorded as components of debt-related income on our consolidated statements of operations. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.

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

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2023 and 2022, and we did not have any available-for-sale debt securities during the years ended December 31, 2021.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) when management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2023 or 2022.

DST Program

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trusts by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the Delaware statutory trusts from the investors at a later time in exchange for OP Units. This results in a failed sale and leaseback transaction for accounting purposes. Therefore, we record DST Interests as financing obligation liabilities and the associated property and its operations remain fully consolidated. If we exercise our option to reacquire a DST Property by issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the issuance of the OP Units as an issuance of equity.

Rental payments made to the DSTs pursuant to the master lease agreements are accounted for as interest expense related to the financing obligation liability. Increases in the fair value of the repurchase option are recognized as interest expense ratably through the estimated period in which the repurchase option is expected to be exercised, resulting in a corresponding accretion of the financial obligation liability balance. Decreases in fair value of the repurchase option below the initial financing obligation liability balance are not recognized unless the repurchase option is exercised, at which point a gain on extinguishment of debt would be recognized for the difference between the financing obligation liability balance and value of OP Units issued. All upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program offerings for which the fair value option has not been elected are accounted for as deferred financing costs and are netted against the financing obligation liability.

Beginning with our most recent DST Program offering, which commenced on September 1, 2023, we have elected the fair value option for the associated financing obligations and as such, they will be carried at fair value. These liabilities are valued on a recurring basis and any unrealized gains and losses will be recorded in unrealized (gain) loss on financing obligations on our consolidated statements of operations. Costs incurred for services provided by the Advisor and its affiliates related to our DST Program offerings for which the fair value option has been elected are recognized in earnings as incurred and are not deferred.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests in the trusts holding DST Properties to potential investors. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. Beginning with our most recent DST Program offering, which commenced on September 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2023, 2022 and 2021.

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations. These costs are amortized to interest expense over the expected terms of the related credit facilities or financing obligations. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date.

Accumulated amortization of debt issuance costs was approximately $20.5 million and $11.9 million as of December 31, 2023 and 2022, respectively. Our interest expense for the years ended December 31, 2023, 2022 and 2021 included $8.6 million, $7.1 million and $2.4 million, respectively, of amortization of debt issuance costs.

Accumulated amortization of financing costs associated with financing obligations was approximately $2.4 million and $0.8 million as of December 31, 2023 and 2022, respectively. Our interest expense for the year ended December 31, 2023 and 2022 included $2.2 million and $0.8 million of amortization of financing costs and expensed financing costs associated with financing obligations, respectively. As of December 31, 2021, we had no accumulated amortization of financing costs associated with financing obligations and no amortization expense was incurred for the year ended December 31, 2021.

Capitalized Interest

We capitalize interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2023, 2022 and 2021, approximately $20.1 million, $7.3 million and $1.2 million of interest was capitalized, respectively.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T shares and Class D shares in our securities offerings. We accrue for: (i) the monthly amount payable as of the balance sheet date, and (ii) the estimated amount of distribution fees to be paid in future periods based on the Class T shares and Class D shares outstanding as of the balance sheet date. The accrued distribution fees are reflected in additional paid-in capital in stockholders’ equity. See “Note 12” for additional information regarding when distribution fees become payable.

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

Noncontrolling interests also represent the portion of equity in Subsidiary REITs, that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. See “Note 15” for additional information regarding the Subsidiary REITs.

Reclassifications

Certain items in our consolidated balance sheets, statements of operations and cash flows for the years ended December 31, 2022 and 2021 have been reclassified to conform to the 2023 presentation.

Redeemable Noncontrolling Interests

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and Former Sponsor as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the terms of the Amended and Restated Advisory Agreement (2023), effective as of April 30, 2023 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The Former Sponsor held, either directly or indirectly, OP Units, and subsequent to the Transaction (as defined in “Note 12”), the Former Sponsor transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the Partnership Agreement, the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 10” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the tenant is probable. If the collectability is not probable we recognize revenue when the payment has been received. If the collectability is determined to be probable we record rental revenue on a straight-line basis over the full lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with FASB ASC Topic 842, Leases. Certain properties have leases that offer the tenant a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from tenants for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our tenants on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2023 and December 31, 2022, we have a $1.6 million and $0.5 million allowance for doubtful accounts, respectively. These amounts are included in our other assets on the consolidated balance sheets.

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

Debt-related income is accrued based on the outstanding principal amount and the contractual terms of each debt-related investment or debt security. For available-for-sale debt securities, premiums or discounts are amortized or accreted into interest income as a yield adjustment using the effective interest method.

Organization and Offering Expenses

Organization costs are expensed as incurred and offering expenses associated with our securities offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 12” for additional information regarding organization and offering expenses.

Income Taxes

As a REIT, we generally are not subject to federal income taxes on net income we distribute to stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and federal income and excise taxes on our undistributed income or from the operations of our taxable REIT subsidiary.

Net Income (Loss) Per Share

Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units. See “Note 13” for additional information regarding net income (loss) per share.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. We believe it mitigates this risk by investing our cash with high-credit quality financial institutions. As our revenues predominantly consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when its source of revenue is highly concentrated from certain of its customers. As of December 31, 2023, no customers represented more than 10.0% of total annualized base rent of its properties.

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

Recently Issued Accounting Standards

Effective November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective adoption is required for all prior periods presented. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of December 31, 2023 and 2022, our consolidated investments in real estate properties consisted of 256 and 243 industrial buildings, respectively. Additionally, investment in real estate properties includes one building under construction and one building in the pre-construction phase as of December 31, 2023, and includes nine buildings under construction, two buildings in the pre-construction phase as of December 31, 2022.

	As of December 31,
(in thousands)	2023	2022
Land	$1,300,059	$1,284,003
Building and improvements (1)	5,486,636	5,139,402
Intangible lease assets	498,053	479,532
Construction in progress	219,659	285,214
Investment in real estate properties	7,504,407	7,188,151
Less accumulated depreciation and amortization	(750,429)	(454,273)
Net investment in real estate properties	$6,753,978	$6,733,878
(1)	Includes site improvements.

Acquisitions

During the years ended December 31, 2023 and 2022, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2023 Acquisitions:
Bayport 146 Distribution Center	2/21/2023	1	$49,606
Runway Distribution Center I & II	7/12/2023	2	56,992
Brittmoore Industrial Center	8/16/2023	1	22,288
Total Acquisitions		4	$128,886

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2022 Acquisitions:
Build-to-Core Logistics Portfolio II (2)(3)	2/15/2022	9	$359,202
Northlake Logistics Crossing	2/17/2022	—	21,569
Tampa Commerce Center	4/1/2022 & 5/25/2022	—	6,270
Medley 104 Industrial Center	4/18/2022	1	53,670
IDI U.S. Logistics Portfolio	4/28/2022 & 7/6/2022	7	419,970
Chicago Growth Portfolio	5/9/2022	14	182,135
4 Studebaker	5/12/2022	1	33,188
Southeast Orlando Portfolio	5/19/2022	5	138,540
I-465 East Logistics Center	5/26/2022	1	18,923
Industry Corporate Center	6/2/2022	1	52,086
County Line Corporate Park	6/8/2022	—	62,080
Robbinsville Distribution Center	6/10/2022	—	364
Innovation I & II Corporate Center	6/17/2022	2	63,939
IDI 2022 National Portfolio	6/22/2022	6	246,773
I-80 Logistics Park I-II	6/29/2022	1	138,530
Commonwealth Logistics Center	6/30/2022	—	8,927
County Line Corporate Park II (4)	12/28/2022	1	82,478
Total Acquisitions		49	$1,888,644
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 and 2022 acquisitions.
(2)	Two land parcels included in the acquisition of the Build-to-Core Logistics Portfolio II.
(3)	Refer to “Note 4” for further detail regarding the acquisitions of the Build-To-Core Logistics Portfolio II as a result of the BTC II Partnership Transaction (as defined in “Note 4”).
(4)	Two properties under construction included in the acquisition of County Line Corporate Park II.

During the years ended December 31, 2023 and 2022, we allocated the purchase price of our acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

	For the Years Ended December 31,
(in thousands)	2023	2022
Land	$15,835	$366,128
Building and improvements (1)	113,051	1,376,360
Intangible lease assets	—	122,357
Above-market lease assets	—	2,507
Construction in progress	—	62,059
Below-market lease liabilities	—	(40,767)
Total purchase price (2)	$128,886	$1,888,644
(1)	Includes site improvements.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2023 and 2022 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. There were no intangible lease assets or liabilities acquired in connection with our acquisitions during the year ended December 31, 2023. The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2022, as of the respective date of each acquisition, was 4.9 years.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2023 and 2022 included the following:

	As of December 31, 2023			As of December 31, 2022
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$485,184	$(243,878)	$241,306	$466,663	$(158,757)	$307,906
Above-market lease assets (1)	12,869	(5,916)	6,953	12,869	(3,872)	8,997
Below-market lease liabilities	(129,823)	54,682	(75,141)	(129,823)	32,424	(97,399)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2023, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Year 1	$66,749	$1,749	$16,818
Year 2	49,977	1,555	13,755
Year 3	35,346	1,272	9,856
Year 4	24,598	815	7,717
Year 5	17,430	491	5,955
Thereafter	47,206	1,071	21,040
Total	$241,306	$6,953	$75,141

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2023 were as follows for the next five years and thereafter:

As of
(in thousands)	December 31, 2023
Year 1	$334,778
Year 2	309,126
Year 3	259,231
Year 4	207,609
Year 5	159,884
Thereafter	339,317
Total	$1,609,945

The amounts above do not reflect future rental revenue from the renewal or replacement of existing leases and exclude reimbursements of operating expenses along with rental increases that are not fixed.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above-and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$16,190	$16,682	$9,101
Above-market lease amortization	(2,044)	(2,034)	(1,144)
Below-market lease amortization	22,257	19,800	6,762
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$208,991	$181,214	$70,898
Intangible lease asset amortization	85,120	84,756	41,303

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

We elected the cost accumulation and allocation model to account for the BTC I Partnership Transaction and the BTC II Partnership Transaction, which allocates the cost of the acquisition at the carrying amount of the previously held interests, along with the incremental consideration paid and transaction costs incurred based on relative fair values.

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

As of December 31, 2023, we had an 8.0% interest in the BTC II B Partnership, which includes two industrial properties totaling approximately 0.8 million square feet and three properties that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, with a book value of our investment in the BTC II B Partnership of $20.5 million, which includes $5.5 million of outside basis difference. The outside basis difference originated from the difference between the contributions we made for the minority ownership interest in the joint venture partnership, which was based on fair value, and the book value of our share of the underlying net assets and liabilities of the BTC II B Partnership.

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes. We held no debt investments as of December 31, 2022.

The following table summarizes our debt-related investments as of December 31, 2023:

($ in thousands)				As of December 31, 2023
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	July 2023	$60,860	$29,700	$29,700	9.21%	Aug 2025
Senior	Industrial	NY	August 2023	113,910	99,423	99,423	8.86	Sept 2026
			Total / weighted-average	$174,770	$129,123	$129,123	8.94%
(1)	The weighted-average remaining term of our debt-related investments was approximately 2.45 years as of December 31, 2023.

Available-for-Sale Debt Securities

As of December 31, 2023 and 2022, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.21 years as of December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of December 31, 2023 and 2022:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2023	$57,326	$55,186	$2,140	$446	$55,632
As of December 31, 2022	62,420	59,708	2,712	326	60,033
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2023	2022	Maturity Date	2023	2022
Line of credit (1)	6.20%	5.71%	March 2025	$570,000	$90,000
Term loan (2)	3.35	2.87	March 2027	550,000	550,000
Term loan (3)	3.42	3.65	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	3.58	August 2024 - January 2029	996,720	996,720
Floating-rate mortgage notes (5)	4.48	3.68	January 2025 - October 2026	725,605	617,250
Total principal amount / weighted-average (6)	4.17%	3.55%		$3,442,325	$2,853,970
Less unamortized debt issuance costs				(21,359)	(26,784)
Add unamortized mark-to-market adjustment on assumed debt				215	427
Total debt, net				$3,421,181	$2,827,613
Gross book value of properties encumbered by debt				$2,596,052	$2,389,179
(1)	The effective interest rate is calculated based on either: (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements on $100.0 million of borrowings. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of December 31, 2023, total commitments for the line of credit were $1.0 billion, and the unused and available portions under the line of credit were both $430.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $250.0 million of borrowings and interest rate cap agreements on $300.0 million of borrowings. As of December 31, 2023, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.

(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings. As of December 31, 2023, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 4.71%, including the effect of an interest rate swap agreement which fixes Term SOFR for $367.8 million of borrowings. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note and a $129.1 million mortgage note. As of December 31, 2023, borrowings under the $129.1 million mortgage note amounted to $108.4 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of an interest rate cap agreement on $170.0 million of borrowings. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of interest rate cap agreements. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%, including the effects of interest rate cap agreements.
(6)	The weighted-average remaining term of our consolidated debt was approximately 2.4 years as of December 31, 2023, excluding any extension options on the line of credit and the floating-rate mortgage notes.

For the years ended December 31, 2023, 2022 and 2021, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $144.7 million, $82.2 million and $23.5 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2023, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2024	$—	$—	$38,000	$38,000
2025	570,000	—	985,080	1,555,080
2026	—	600,000	108,355	708,355
2027	—	550,000	129,750	679,750
2028	—	—	—	—
Thereafter	—	—	461,140	461,140
Total principal payments	$570,000	$1,150,000	$1,722,325	$3,442,325
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	With respect to our mortgage notes, there is a $209.3 million mortgage note that matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions, a $408.0 million mortgage note that matures in January 2025, and a $367.8 million mortgage note that matures in July 2025. There is also a $129.1 million mortgage note that matures in October 2026, and the terms of all three may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of December 31, 2023.

Master Repurchase Agreement

On June 26, 2023, we entered into a master repurchase agreement (the “Morgan Stanley MRA”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Under the Morgan Stanley MRA, we may negotiate individual transactions to sell, and later repurchase, certain securities or other assets to Morgan Stanley. Any transactions under the Morgan Stanley MRA will be recognized as secured borrowings while they are outstanding and are carried at the contractual amount, as specified in the Morgan Stanley MRA. Such borrowings are recorded as secured financings on investments in real estate debt securities on the consolidated balance sheets. The terms of the Morgan Stanley MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral we have pledged, and may require us to provide additional collateral in the form of cash, securities, and other assets if the market value of such financed investments declines. The Morgan Stanley MRA may be terminated at any time by either party to the agreement, without penalty. The interest rate on the Morgan Stanley MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of each borrowing.

We have $42.3 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale securities, which are fair valued at $55.6 million, as of December 31, 2023. Advances under the Morgan Stanley MRA for the year ended December 31, 2023 accrued interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin of 0.90%. For the year ended December 31, 2023, the amount of interest incurred related to our secured financings was $1.4 million, which is recorded as a component of interest expense on the consolidated statements of operations.

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

We have eight outstanding interest rate cap derivative instruments that are designated as cash flow hedges, six of which are effective as of December 31, 2023, and therefore, changes in fair value are recognized as component of AOCI and reclassified into earnings as interest expense.

As of December 31, 2023, we have four interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $27.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets as of December 31, 2023 and 2022:

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount (1)	Location	Value
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	11	$1,142,830	Derivative instruments	$41,091
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	14,887
Interest rate caps designated as cash flow hedges	8	475,000	Derivative instruments	27,553
Total derivative instruments	23	$2,324,940		$83,531
As of December 31, 2022
Interest rate swaps designated as cash flow hedges	17	$1,442,830	Derivative instruments	$70,994
Interest rate caps not designated as cash flow hedges	2	578,000	Derivative instruments	28,339
Total derivative instruments	19	$2,020,830		$99,333
(1)	Excludes interest rate caps with a notional amount of $100.0 million established pursuant to agreements entered into in December 2023 with an effective date in January 2024. One of these interest rate cap agreements is replacing a separate interest rate swap agreement with a $50.0 million notional amount that is expiring in January 2024.

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$9,000	$73,592	$8,298
Amount reclassified from AOCI as an (decrease) increase into interest expense	(44,625)	(5,251)	4,164
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	190,382	150,824	30,463
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss (gain) on derivative instruments recognized in other (income) expenses (1)	$13,677	$(25,176)	$177
Realized (gain) loss on derivative instruments recognized in other (income) expenses (2)	(18,801)	(3,452)	—

(1)	Unrealized loss (gain) on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

7. DST PROGRAM

The following table summarizes our DST Program Loans as of December 31, 2023 and 2022:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Gain, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of December 31, 2023
DST Program Loans, carried at cost	$200,276	$	N/A	$200,276	4.98%	7.42
DST Program Loans, carried at fair value	2,439		—	2,439	6.27	10.00
Total	$202,715		$—	$202,715	5.00%	7.45
As of December 31, 2022
DST Program Loans, carried at cost	$152,402	$	N/A	$152,402	4.63%	9.27
Total	$152,402	$	N/A	$152,402	4.63%	9.27
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of December 31, 2023 and 2022:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Book Value
As of December 31, 2023
Financing obligations, carried at cost	$1,559,200	$(1,975)	$14,264	$	N/A	$1,571,489
Financing obligations, carried at fair value	87,324	—	—		(179)	87,145
Total	$1,646,524	$(1,975)	$14,264		$(179)	$1,658,634
As of December 31, 2022
Financing obligations, carried at cost	$1,237,641	$(1,543)	$26,568	$	N/A	$1,262,666
Total	$1,237,641	$(1,543)	$26,568	$	N/A	$1,262,666
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
DST Interests sold	$416,507	$768,639	$492,168
DST Interests financed by DST Program Loans	52,542	84,798	68,772
Income earned from DST Program Loans (1)	8,884	4,811	861
(Decrease) increase in financing obligation liability appreciation (2)	(12,303)	26,568	—
Rent obligation incurred under master lease agreements (2)	67,324	41,702	6,039
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

Refer to “Note 12” for detail relating to the fees paid to the Advisor, the Dealer Manager and their affiliates for raising capital through the DST Program.

8. FAIR VALUE

We estimate the fair value of our financial assets and liabilities using available market information and valuation methodologies we believe to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and, accordingly, they are not necessarily indicative of amounts that we would realize upon disposition of our financial assets and liabilities.

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2023
Assets
Derivative instruments	$—	$83,531	$—	$83,531
Available-for-sale debt securities	—	55,632	—	55,632
Debt-related investments	—	—	129,123	129,123
DST Program Loans	—	—	2,439	2,439
Total assets measured at fair value	$—	$139,163	$131,562	$270,725
Liabilities
Financing obligations	$—	$—	$87,145	$87,145
Total liabilities measured at fair value	$—	$—	$87,145	$87,145
As of December 31, 2022
Assets
Derivative instruments	$—	$99,333	$—	$99,333
Available-for-sale debt securities	—	60,033	—	60,033
Total assets measured at fair value	$—	$159,366	$—	$159,366

The following methods and assumptions were used to estimate the fair value of each class of financial assets and liabilities:

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

Debt-Related Investments. Our debt-related investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investments, if we acquire the investment, or the par value of such investment, if we originate the investment. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modelling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. These inputs are generally considered Level 3. As of December 31, 2023, we had two floating-rate senior loan investments without readily available market quotations.

DST Program Loans. The estimate of fair value of DST Program Loans takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. DST Program Loans with near-term maturities are generally valued at par. The inputs used in estimating the fair value of these financial assets are generally considered Level 3.

Financing Obligations. The estimate of fair value of financing obligations takes into consideration various factors including current market rates and conditions, leasing and other activity at the underlying DST Program investments, remaining master lease payments to DST investors, and the current portion of DST Program offerings sold to DST investors. The inputs used in estimating the fair value of these financial liabilities are generally considered Level 3.

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2022	$—	$—	$—
Purchases and contributions	2,439	128,797	131,236
Paid-in-kind interest	—	326	326
Balance as of December 31, 2023	$2,439	$129,123	$131,562

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2022	$—
DST Interests sold, net of upfront fees	87,324
Unrealized gain on financing obligations	(179)
Balance as of December 31, 2023	$87,145

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$129,123	Yield Method	Market Yield	Decrease
DST Program Loans	2,439	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$87,145	Discounted Cash Flow	Discount Rate	Decrease
			Exit Capitalization Rate	Decrease

Financial Assets and Liabilities Not Measured At Fair Value

As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2023		As of December 31, 2022
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$200,276	$196,715	$152,402	$146,728
Liabilities:
Line of credit	3	$570,000	$570,000	$90,000	$90,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	1,722,325	1,647,660	1,613,970	1,521,046
Secured financings on investments in real estate debt securities	3	42,298	42,298	—	—
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.

9. EQUITY

Public Offering

We may conduct a continuous public offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement on Form S-11 with respect to our third public offering of up to $5.0 billion of shares of our common stock effective, and the third public offering commenced the same day. Under the third public offering, we are offering up to $3.75 billion of shares of our common stock in the primary offering and up to $1.25 billion of shares of our common stock pursuant to our distribution reinvestment plan, in any combination of Class T shares, Class D shares and Class I shares. We may reallocate amounts between the primary offering and distribution reinvestment plan.

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

During the year ended December 31, 2023, we raised gross proceeds of approximately $283.2 million from the sale of approximately 18.9 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $85.2 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares (1)	Shares
Balance as of December 31, 2020	130,565	7,866	3,040	141,471
Issuance of common stock:
Primary shares	73,534	5,614	33,790	112,938
DRIP	4,234	283	387	4,904
Stock grants, net of cancellations	—	—	233	233
Redemptions	(2,204)	(114)	(32)	(2,350)
Forfeitures	—	—	(27)	(27)
Balance as of December 31, 2021	206,129	13,649	37,391	257,169
Issuance of common stock:
Primary shares	40,034	7,308	18,636	65,978
DRIP	4,002	355	981	5,338
Stock grants, net of cancellations	—	—	193	193
Redemptions	(9,120)	(735)	(4,254)	(14,109)
Conversions	(13,780)	—	13,780	—
Forfeitures	—	—	(25)	(25)
Balance as of December 31, 2022	227,265	20,577	66,702	314,544
Issuance of common stock:
Primary shares	7,990	1,813	3,259	13,062
DRIP	3,725	445	1,700	5,870
Stock grants, net of cancellations	—	—	197	197
Redemptions	(29,182)	(2,425)	(13,437)	(45,044)
Conversions	(46,960)	—	46,960	—
Forfeitures	—	—	(23)	(23)
Balance as of December 31, 2023	162,838	20,410	105,358	288,606
(1)	Includes 20,000 Class I shares sold to the Advisor in November 2014. See “Note 12” for additional information.

Distributions. The following table summarizes our distribution activity (including distributions to redeemable noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
2022
December 31	$0.13625	$14,963	$618	$20,522	$7,372	$43,475
September 30	0.13625	14,593	618	19,942	7,304	42,457
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
Total	$0.54500	$56,273	$2,493	$77,575	$27,184	$163,525
2021
December 31	$0.13625	$12,429	$179	$16,900	$5,146	$34,654
September 30	0.13625	11,020	178	15,219	4,263	30,680
June 30	0.13625	8,552	179	12,295	3,373	24,399
March 31	0.13625	6,721	179	10,310	3,240	20,450
	$0.54500	$38,722	$715	$54,724	$16,022	$110,183
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Distribution fees are paid monthly to Ares Wealth Management Solutions, LLC (the “Dealer Manager”) with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 12” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions and repurchases pursuant to our share redemption program for the years ended December 31, 2023, 2022 and 2021. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Number of shares redeemed	45,044	14,109	2,350
Aggregate dollar amount of shares redeemed	$652,754	$213,444	$25,109
Average redemption price per share	$14.49	$15.13	$10.68

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

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$69,553	4,532	$15,687	1,311
Settlement of prior year performance participation allocation (1)	62,667	4,106	81,185	6,494
Distributions to redeemable noncontrolling interests	(4,850)	—	(2,493)	—
Redemptions of redeemable noncontrolling interests	(3,979)	(292)	(40,915)	(3,273)
Net loss attributable to redeemable noncontrolling interests	(5,587)	—	(4,874)	—
Change from cash flow hedging activities and available-for-sale securities attributable to redeemable noncontrolling interests	(966)	—	1,043	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	(2,528)	—	19,920	—
Ending balance	$114,310	8,346	$69,553	4,532
(1)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in Class I OP Units in January 2023. The 2021 performance participation allocation in the amount of $81.2 million became payable on December 31, 2021, and was issued as 6,494,463 Class I OP Units in January 2022 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”). At the direction of the Advisor, and in light of our Former Sponsor having been the holder of the Special Units, for the first six months of 2021, the Special Unit Holder designated 3,221,460 of these Class I OP Units to entities affiliated with our Former Sponsor. The Special Unit Holder transferred 3,273,003 Class I OP Units to the Advisor thereafter.
(2)	Represents the adjustment recorded to mark to the redemption value of the redeemable noncontrolling interests, which is equivalent to fair value as of December 31, 2023.

11. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2023, 2022 and 2021. We had a net deferred tax asset of approximately $0.3 million as of December 31, 2023. We had no deferred tax assets as of December 31, 2022. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2020.

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of our 2023, 2022 and 2021 distributions were:

	For the Year Ended December 31,
(unaudited)	2023	2022	2021
Ordinary income	—%	—%	11.6%
Non-taxable return of capital	100.0	100.0	34.8
Long-term capital gain	—	—	53.6
Total distribution	100.0%	100.0%	100.0%

Though we owed no performance participation allocation for 2023, the taxability of distributions remained unchanged in 2023 as compared to 2022, due to the increase in interest expense and tax depreciation. The decrease in taxable income for the year ended December 31, 2022, compared to the same period of the previous year, is primarily due to (i) the increase in the incentive-based performance participation allocation to $140.5 million for the year ended December 31, 2022, as compared to $81.2 million for the same period of the previous year and (ii) our Advisor’s election to settle 55.4% of the 2022 performance participation allocation in cash instead of OP Units, which is deductible as an ordinary business deduction, as compared to the 2021 performance participation allocation, which the Advisor elected to settle entirely in OP Units, which is not deductible for tax purposes.

12. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement. The current term of the Advisory Agreement ends April 30, 2024, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the third public offering pursuant to the terms of the dealer manager agreement, dated as of February 11, 2022 (the “Dealer Manager Agreement”), by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our Former Advisor (the “Transaction”). On the same date, our Former Advisor assigned the then-current advisory agreement to our New Advisor. Ares did not acquire the Former Sponsor, and we now consider Ares real estate to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the founders of the Former Sponsor and/or their affiliates and the Former Sponsor and the Former Advisor were jointly controlled by founders of the Former Sponsor and/or their respective affiliates. The Advisor, the Sponsor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the securities offerings and for the investment and management of our assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, and the eleventh amended and restated limited partnership agreement of the Operating Partnership. As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units, which may be or were held directly or indirectly by the Advisor, our Former Sponsor, members or affiliates or our Former Sponsor, and third parties.

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

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. We completed the 2023 calendar year with an annual total return loss and therefore have a loss carryforward that will apply to future performance participation allocations. The loss carryforward as of December 31, 2023 is approximately $1.47 per Fund Interest (unaudited). Realization of the loss carryforward is contingent on future performance. As such, the loss carryforward is not included in the consolidated balance sheet as of December 31, 2023. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount.

Organization and Offering Expenses. Beginning January 1, 2020, we either pay organization and offering expenses directly or reimburse the Advisor and the Dealer Manager for any organization and offering expenses that it pays on our behalf as and when incurred. Our total cumulative organization and offering expenses may not exceed 15.0% of the gross proceeds from the primary portion of the applicable offering. As such, we would not consider organization and offering expenses above that amount to be payable, but such amounts may become payable in the future. There were no organization and offering expenses owed to the Advisor by us as of December 31, 2023 and 2022. As of December 31, 2023, our cumulative organization and offering expenses had not exceeded 15.0% of the gross proceeds from the primary portion of the offerings.

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

DST Program

DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Industrial Real Estate Exchange LLC (“AIREX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $2.5 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.

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

DST Manager Fees. AIREX Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each DST holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to AIREX Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, AIREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for the development and design of the DST Program and ongoing oversight of the offering and the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager subject to the terms of the applicable DST Program offering documents.

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

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings, and any related amounts payable:

	For the Year Ended December 31,			Receivable (Payable) as of
(in thousands)	2023	2022	2021	December 31, 2023	December 31, 2022
Selling commissions and dealer manager fees (1)	$4,449	$22,815	$15,046	$—	$—
Ongoing distribution fees (1)(2)	23,858	27,175	16,022	(1,549)	(2,459)
Advisory fee—fixed component	74,092	67,561	28,558	(5,813)	(6,371)
Performance participation allocation (3)	—	140,505	81,185	—	(140,505)
Other expense reimbursements (4)(5)	12,116	12,452	11,434	(2,799)	(2,624)
Property accounting fee (6)	3,017	2,803	1,262	129	(269)
DST Program selling commissions, dealer manager fees and distribution fees (1)	6,393	8,584	3,527	(852)	(672)
Other DST Program related costs (5)	5,664	9,974	5,925	(215)	(145)
Development fees (7)	1,795	8,460	937	(588)	(471)
Total	$131,384	$300,329	$163,896	$(11,687)	$(153,516)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $64.5 million and $92.1 million as of December 31, 2023 and 2022, respectively.
(3)	The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022 and was settled in January 2023. The Advisor elected to settle the amounts owed partially in cash in the amount of $77.8 million and the remainder in 4.1 million OP Units.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.
(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(7)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to the BTC Partnerships, which are included in investment in unconsolidated joint venture partnership(s) on our consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $11.2 million, $11.4 million and $10.1 million for the years ended December 31, 2023, 2022 and 2021 respectively, for such compensation expenses reimbursable to the Advisor.

Transactions with Affiliates

The Operating Partnership issued 100 Special Units to the Former Sponsor for consideration of $1,000. The Special Units are classified as noncontrolling interests. On July 1, 2021, the 100 Special Units were assigned to the Advisor and in December 2021, the Advisor assigned the 100 Special Units to its subsidiary, the Special Unit Holder.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of December 31, 2023; therefore no performance participation allocation expense was recognized in our consolidated statements of operations for the year ended December 31, 2023. As the performance hurdle was achieved as of December 31, 2022, we recognized approximately $140.5 million of performance participation allocation expense in our consolidated statements of operations for the year ended December 31, 2022.

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

For the year ended December 31, 2023, the BTC II B Partnership incurred approximately $2.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements. From the completion of the BTC II Partnership Transaction until December 31, 2022, the BTC II B Partnership incurred approximately $1.1 million in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

13. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Net loss attributable to common stockholders—basic	$(204,674)	$(308,079)	$(75,349)
Net loss attributable to redeemable noncontrolling interests	(5,587)	(4,874)	(498)
Net loss attributable to noncontrolling interests	38	38	20
Net loss attributable to common stockholders—diluted	$(210,223)	$(312,915)	$(75,827)
Weighted-average shares outstanding—basic	303,660	295,683	201,169
Incremental weighted-average shares outstanding—diluted	8,461	4,533	1,311
Weighted-average shares outstanding—diluted	312,121	300,216	202,480
Net loss per share attributable to common stockholders:
Basic	$(0.67)	$(1.04)	$(0.37)
Diluted	$(0.67)	$(1.04)	$(0.37)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of non-cash investing and financing activities:
Interest paid related to consolidated indebtedness, net of capitalized interest	$118,575	$70,667	$21,772
Interest paid related to DST Program	62,507	32,157	1,757
Distributions reinvested in common stock	85,224	76,434	52,223
Increase in DST Program Loans receivable through DST Program capital raising	52,542	83,630	68,772
Redeemable noncontrolling interests issued as settlement of performance participation allocation	62,667	81,185	9,640
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	—	91,028	279,340
(Decrease) increase in accrued future ongoing distribution fees	(27,628)	6,726	40,458
(Decrease) increase in accrued capital expenditures	(33,214)	58,902	2,433
Non-cash selling commissions and dealer manager fees	4,449	22,815	15,046

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Beginning of period:
Cash and cash equivalents	$79,524	$216,848	$232,369
Restricted cash	499	887	530
Cash, cash equivalents and restricted cash	$80,023	$217,735	$232,899
End of period:
Cash and cash equivalents	$14,322	$79,524	$216,848
Restricted cash	620	499	887
Cash, cash equivalents and restricted cash	$14,942	$80,023	$217,735

15. NONCONTROLLING INTERESTS

Special Units

In November 2014, the Operating Partnership issued 100 Special Units to the parent of the Former Advisor for consideration of $1,000. On July 1, 2021, the 100 Special Units were assigned to the Advisor. In December 2021, the Special Units were assigned by the Advisor to the Special Unit Holder. The holder of the Special Units does not participate in the profits and losses of the Operating Partnership. The holder of the Special Units will be paid a performance participation allocation. Refer to “Note 12” for details regarding the performance participation allocation and Class I OP Units issued as payment for the performance participation allocation. This amount will be paid to the Special Unit Holder, so long as the Advisory Agreement has not been terminated, as a performance participation interest with respect to the Special Units or, at the election of the Advisor, will be paid instead to the Advisor in the form of a cash fee, as described in the Advisory Agreement. The limited partner interests not owned by us are presented as noncontrolling interests in the consolidated financial statements. The noncontrolling interests are reported on the consolidated balance sheets within permanent equity, separate from stockholders’ equity.

Subsidiary REITs

As of December 31, 2023, we indirectly own and control the managing member of three Subsidiary REITs. Noncontrolling interests represent the portion of equity in the Subsidiary REIT that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31, 2023 as noncontrolling interests within permanent equity. Such noncontrolling interests were issued by the Subsidiary REITS in the form of preferred shares, which are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at our discretion, through our ownership and control of the managing member. The following table includes details for each Subsidiary REIT:

				Annual	Dividend Payable as of December 31,
Subsidiary REIT Acquisition	Date Acquired	Number of Shares	Par Value	Preferred Dividend	2023 (1)	2022 (1)
Executive Airport II	9/3/2020	125	$1,000	12.5%	$7,812	$7,812
Build-To-Core Logistics Portfolio	6/15/2021	122	$500	12.0%	$—	$—
Hainesport Commerce Center	12/21/2021	125	$1,000	12.0%	$—	$—
(1)	Recorded in accounts payable and accrued expenses on our consolidated balance sheets.

16. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2023, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have or may acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous material. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2023.

17. SUBSEQUENT EVENTS

Subsequent to December 31, 2023, we sold two industrial properties for an aggregate contractual purchase price of $35.1 million. Our accounting basis (net of accumulated depreciation and amortization) for these properties as of the disposition date was approximately $27.0 million.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

During the year ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2024 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Second Amended and Restated Share Redemption Program, effective as of February 11, 2022. Incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

4.2	Fourth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

EXHIBIT NUMBER	DESCRIPTION

10.4

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

10.14

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

10.15

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

10.16

Credit Agreement, dated May 6, 2021, among AIREIT Operating Partnership, LP (formerly known as BCI IV Operating Partnership, LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender. Incorporated by reference to Exhibit 10.17 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

10.17

First Amendment to Credit Agreement, dated May 9, 2021, among AIREIT Operating Partnership (formerly known as BCI IV Operating Partnership, LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

EXHIBIT NUMBER	DESCRIPTION

10.18

Second Amendment to Credit Agreement, dated November 9, 2022, among AIREIT Operating Partnership LP (formerly known as BCI IV Operating Partnership LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender. Incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

10.19

Form of Director Stock Grant Agreement for Amended and Restated Equity Incentive Plan of Ares Industrial Real Estate Income Trust Inc. (formerly known as Black Creek Industrial REIT IV Inc.). Incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed with the SEC on March 6, 2019.

10.20

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

10.27

First Amendment to the Agreement, dated as of July 15, 2020, by and among IPT BTC II GP LLC and Industrial Property Advisors Sub III LLC. Incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2020.

21.1*	List of Subsidiaries of Ares Industrial Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2023.

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 8, 2024, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

							Costs
							Capitalized or	Gross Amount Carried as of
				Initial Cost to Company			Adjustments	December 31, 2023			Accumulated	Acquisition /
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt		Land	Improvements (7)	Costs	Acquisition	Land	Improvements (7)	Costs (8), (10)	Amortization (9),(10)	Date
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$—	(1)	$5,225	$5,370	$10,595	$1,002	$5,225	$6,372	$11,597	$(2,313)	2/26/18
Medley Industrial Center in Medley, FL	1	—		2,864	4,559	7,423	312	2,864	4,871	7,735	(1,441)	4/11/18
Ontario Distribution Center in Ontario, CA	1	—	(2)	14,657	16,101	30,758	1,566	14,657	17,667	32,324	(6,595)	5/17/18
Park 429 Logistics Center in Ocoee, FL	2	—		7,963	36,919	44,882	320	7,963	37,239	45,202	(7,120)	6/7/18
Pescadero Distribution Center in Tracy, CA	1	—	(1)	5,602	40,021	45,623	975	5,602	40,996	46,598	(8,710)	6/20/18
Gothard Industrial Center in Huntington Beach, CA	1	—	(1)	5,325	4,771	10,096	421	5,325	5,192	10,517	(1,715)	6/25/18
Midway Industrial Center in Odenton, MD	1	—	(3)	4,579	3,548	8,127	446	4,579	3,994	8,573	(1,734)	10/22/18
Executive Airport Distribution Center I in Henderson, NV	1	—		10,360	40,710	51,070	372	10,360	41,082	51,442	(9,742)	11/20/18
Iron Run Distribution Center in Allentown, PA	1	—	(3)	5,483	10,039	15,522	258	5,483	10,297	15,780	(3,380)	12/4/18
Elgin Distribution Center in Elgin, IL	1	—		4,032	16,951	20,983	157	4,032	17,108	21,140	(2,771)	12/11/18
Addison Distribution Center II in Addison, IL	1	—		4,439	8,009	12,448	879	4,439	8,888	13,327	(2,408)	12/21/18
Fontana Distribution Center in Fontana, CA	1	—	(2)	20,558	21,943	42,501	958	20,558	22,901	43,459	(8,395)	12/28/18
Airport Industrial Center in Ontario, CA	1	—		4,085	4,051	8,136	587	4,085	4,638	8,723	(1,714)	1/8/19
Kelly Trade Center in Austin, TX	1	—		2,686	12,654	15,340	1,981	2,686	14,635	17,321	(3,712)	1/31/19
7A Distribution Center in Robbinsville, NJ	1	—		8,002	4,149	12,151	523	3,385	9,289	12,674	(3,046)	2/11/19
Quakerbridge Distribution Center in Hamilton, NJ	1	—	(3)	3,434	5,160	8,594	982	2,334	7,242	9,576	(2,281)	3/11/19
Hebron Airpark Logistics Center in Hebron, KY	1	—		2,228	9,572	11,800	497	2,228	10,069	12,297	(1,995)	5/30/19
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—		19,872	39,399	59,271	1,311	19,872	40,710	60,582	(10,585)	5/30/19
Monte Vista Industrial Center in Chino, CA	1	—		7,947	7,592	15,539	560	7,947	8,152	16,099	(2,625)	6/7/19
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	—	(3)	14,791	17,187	31,978	2,143	14,791	19,330	34,121	(6,749)	6/21/19
Dallas Infill Industrial Portfolio in Arlington, TX	3	38,000		17,159	74,981	92,140	5,941	17,159	80,922	98,081	(18,110)	6/28/19
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250		3,545	20,370	23,915	594	3,545	20,964	24,509	(3,792)	6/28/19
Edison Distribution Center in Edison, NJ	1	—	(3)	11,519	16,079	27,598	276	11,519	16,355	27,874	(4,935)	6/28/19
395 Distribution Center in Reno, NV	2	—	(2)	8,904	45,114	54,018	911	8,904	46,025	54,929	(8,531)	8/5/19
I-80 Distribution Center in Reno, NV	4	—	(1)	11,645	60,364	72,009	2,133	11,645	62,497	74,142	(12,684)	9/4/19
Avenue B Industrial Center in Bethlehem, PA	1	—		2,190	4,923	7,113	108	2,190	5,031	7,221	(1,756)	9/11/19
485 Distribution Center in Shiremanstown, PA	1	—	(4)	6,145	36,914	43,059	267	6,145	37,181	43,326	(7,062)	9/13/19
Weston Business Center in Weston, FL	1	—		14,627	17,784	32,411	255	14,627	18,039	32,666	(4,687)	12/10/19
Marigold Distribution Center in Redlands, CA	1	—		15,660	24,075	39,735	1,820	15,660	25,895	41,555	(6,760)	12/20/19
Bishops Gate Distribution Center in Mount Laurel, NJ	1	—	(3)	6,018	26,208	32,226	628	6,018	26,836	32,854	(7,420)	12/31/19
Norcross Industrial Center in Peachtree Corner, GA	1	—		3,220	6,285	9,505	6,008	3,220	12,293	15,513	(2,686)	3/23/20
Port 146 Distribution Center in LaPorte, TX	1	—		1,748	7,823	9,571	2,369	1,748	10,192	11,940	(1,069)	4/14/20
Lima Distribution Center in Denver, CO	1	—		1,853	9,769	11,622	212	1,853	9,981	11,834	(2,729)	4/15/20
Valwood Crossroads in Carrollton, TX	2	—	(4)	12,457	57,542	69,999	170	12,457	57,712	70,169	(9,931)	5/11/20
Eaglepoint LC in Brownsburg, IN	1	—		3,598	36,618	40,216	109	3,598	36,727	40,325	(7,017)	5/26/20
7A DC II in Robbinsville Township, NJ	1	—	(3)	6,235	16,983	23,218	783	6,235	17,766	24,001	(3,903)	5/27/20
Legacy Logistics Center in Salt Lake City, UT	1	—	(1)	5,590	34,128	39,718	1,995	5,590	36,123	41,713	(6,189)	6/3/20
Logistics Center at 33 in Easton, PA	1	—	(4)	8,983	54,302	63,285	498	8,983	54,800	63,783	(9,679)	6/4/20
Intermodal Logistics Center in Fort Worth, TX	1	—		5,191	23,437	28,628	177	5,191	23,614	28,805	(3,498)	6/29/20
Executive Airport Distribution Center II, III in Henderson, NV	2	—		7,852	25,348	33,200	4,145	7,852	29,493	37,345	(2,847)	9/3/20
Airpark International Logistics Center in Hebron, KY	2	—		2,371	27,830	30,201	416	2,371	28,246	30,617	(3,800)	10/9/20
Carlstadt Industrial Center in Carlstadt, NJ	2	—	(3)	16,989	20,541	37,530	1,165	16,989	21,706	38,695	(5,388)	11/10/20
Nelson Industrial Center in La Puente, CA	1	—		3,943	5,089	9,032	141	3,943	5,230	9,173	(1,121)	12/7/20
Miraloma Industrial Center in Placentia, CA	1	—		4,843	4,655	9,498	251	4,843	4,906	9,749	(1,308)	12/10/20
Pennsy Logistics Center in Landover, MD	2	—	(3)	8,273	51,824	60,097	155	8,273	51,979	60,252	(7,970)	12/18/20
Gerwig Distribution Center in Columbia, MD	1	—		8,069	11,205	19,274	360	8,069	11,565	19,634	(2,270)	1/8/21
Harvill Business Center in Perris, CA	1	—	(4)	14,098	46,490	60,588	41	14,098	46,531	60,629	(5,821)	3/10/21
Princess Logistics Center in Lawrenceville, NJ	1	—	(4)	10,883	63,192	74,075	1,232	10,883	64,424	75,307	(6,132)	4/12/21

							Costs
							Capitalized or	Gross Amount Carried as of
				Initial Cost to Company			Adjustments	December 31, 2023			Accumulated	Acquisition /
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt		Land	Improvements (7)	Costs	Acquisition	Land	Improvements (7)	Costs (8), (10)	Amortization (9),(10)	Date
Rancho Cucamonga Business Center in Rancho Cucamonga, CA	1	—		8,185	16,439	24,624	635	8,185	17,074	25,259	(2,590)	5/28/21
Norton Distribution Center in Norton, MA	1	—		4,350	28,063	32,413	252	4,350	28,315	32,665	(4,784)	6/1/21
Build-To-Core Logistics Portfolio in Austin, TX	5	—	(5)	11,918	42,446	54,364	1,910	11,918	44,356	56,274	(7,609)	6/15/21
Build-To-Core Logistics Portfolio in Hayward, CA	1	—	(5)	39,357	91,117	130,474	3,649	39,357	94,766	134,123	(8,050)	6/15/21
Build-To-Core Logistics Portfolio in LaPorte, TX	1	—		1,998	15,261	17,259	485	1,998	15,746	17,744	(1,701)	6/15/21
Build-To-Core Logistics Portfolio in Lehigh Valley, PA	1	—		14,522	49,076	63,598	2,018	14,522	51,094	65,616	(5,216)	6/15/21
Build-To-Core Logistics Portfolio in Lodi, NJ	2	—	(4)	18,545	78,491	97,036	408	18,545	78,899	97,444	(6,590)	6/15/21
Build-To-Core Logistics Portfolio in Rancho Cucamonga, CA	1	—	(4)	26,126	71,385	97,511	(251)	26,126	71,134	97,260	(8,759)	6/15/21
Build-To-Core Logistics Portfolio in Richmond, CA	1	—		6,954	33,862	40,816	1,301	7,045	35,072	42,117	(3,022)	6/15/21
Build-To-Core Logistics Portfolio in San Diego, CA	2	—	(5)	7,999	34,888	42,887	30	7,999	34,918	42,917	(3,723)	6/15/21
Build-To-Core Logistics Portfolio in San Jose, CA	1	—		9,799	23,467	33,266	332	9,799	23,799	33,598	(2,198)	6/15/21
Build-To-Core Logistics Portfolio in Suwanee, GA	4	—	(5)	5,612	65,492	71,104	3,724	5,612	69,216	74,828	(12,420)	6/15/21
Build-To-Core Logistics Portfolio in Tacoma, WA	2	—	(2)	29,942	144,714	174,656	1,287	29,942	146,001	175,943	(14,756)	6/15/21
Build-To-Core Logistics Portfolio in Tracy, CA	1	—	(5)	3,564	50,196	53,760	(9)	3,564	50,187	53,751	(4,679)	6/15/21
Benchmark Distribution Center in Houston, TX	1	—		4,809	14,842	19,651	1,186	4,809	16,028	20,837	(1,857)	6/18/21
Key Logistics Portfolio in Allentown, PA	1	—		2,876	15,208	18,084	1,000	2,876	16,208	19,084	(2,352)	7/14/21
Key Logistics Portfolio in Auburn, WA	3	—		7,822	34,089	41,911	1,043	7,822	35,132	42,954	(4,485)	7/14/21
Key Logistics Portfolio in Aurora, CO	1	—		1,818	9,147	10,965	—	1,818	9,147	10,965	(1,534)	7/14/21
Key Logistics Portfolio in Boca Raton, FL	1	—		4,959	8,586	13,545	199	4,959	8,785	13,744	(2,014)	7/14/21
Key Logistics Portfolio in Glen Burnie, MD	1	—	(3)	2,545	17,976	20,521	84	2,545	18,060	20,605	(3,430)	7/14/21
Key Logistics Portfolio in Kent, WA	4	—		11,478	27,605	39,083	1,018	11,478	28,623	40,101	(4,854)	7/14/21
Key Logistics Portfolio in King of Prussia, PA	2	—	(3)	4,120	17,984	22,104	508	4,120	18,492	22,612	(3,408)	7/14/21
Key Logistics Portfolio in Lanham, MD	1	—	(3)	3,979	18,147	22,126	671	3,979	18,818	22,797	(2,327)	7/14/21
Key Logistics Portfolio in Lincolnshire, IL	1	—		1,695	11,939	13,634	58	1,695	11,997	13,692	(1,469)	7/14/21
Key Logistics Portfolio in Louisville, KY	5	—		8,248	117,907	126,155	1,516	8,248	119,423	127,671	(18,545)	7/14/21
Key Logistics Portfolio in Mechanicsburg, PA	1	—		2,205	11,882	14,087	495	2,205	12,377	14,582	(2,041)	7/14/21
Key Logistics Portfolio in Memphis, TN	6	—		6,873	103,715	110,588	2,737	6,873	106,452	113,325	(21,076)	7/14/21
Key Logistics Portfolio in Olive Branch, MS	1	—		2,656	29,453	32,109	89	2,656	29,542	32,198	(3,685)	7/14/21
Key Logistics Portfolio in Ontario, CA	3	—		13,418	38,965	52,383	442	13,418	39,407	52,825	(6,470)	7/14/21
Key Logistics Portfolio in Pompano Beach, FL	2	—		4,431	10,992	15,423	394	4,431	11,386	15,817	(1,866)	7/14/21
Key Logistics Portfolio in Renton, WA	1	—		4,745	13,612	18,357	—	4,745	13,612	18,357	(2,280)	7/14/21
Key Logistics Portfolio in Salt Lake City, UT	2	—		5,966	53,720	59,686	487	5,966	54,207	60,173	(8,725)	7/14/21
Key Logistics Portfolio in Stockton, CA	4	—	(4)	15,700	73,083	88,783	1,665	15,700	74,748	90,448	(12,621)	7/14/21
Key Logistics Portfolio in Tacoma, WA	1	—		3,844	6,354	10,198	202	3,844	6,556	10,400	(999)	7/14/21
Key Logistics Portfolio in Totowa, NJ	1	—	(3)	11,530	46,672	58,202	1,170	11,530	47,842	59,372	(7,202)	7/14/21
Key Logistics Portfolio in Tracy, CA	2	—		11,240	47,595	58,835	1,307	11,240	48,902	60,142	(7,573)	7/14/21
Key Logistics Portfolio in Upper Marlboro, MD	1	—		2,206	4,926	7,132	1,432	2,206	6,358	8,564	(680)	7/14/21
Key Logistics Portfolio in Valencia, CA	1	—		6,555	11,619	18,174	53	6,555	11,672	18,227	(1,305)	7/14/21
Key Logistics Portfolio in Wayne, NJ	1	—	(3)	5,800	13,770	19,570	1,600	5,800	15,370	21,170	(1,954)	7/14/21
Key Logistics Portfolio in York, PA	1	—	(4)	4,645	20,466	25,111	1,546	4,645	22,012	26,657	(3,834)	7/14/21
Stonewood Logistics Center in York, PA	1	—		1,193	18,150	19,343	1,471	1,193	19,621	20,814	(1,648)	7/16/21
Heron Industrial Center in Swedesboro, NJ	1	—		5,622	20,377	25,999	283	5,622	20,660	26,282	(4,224)	7/21/21
Colony Crossing Logistics Portfolio in Houston, TX	2	—		5,258	16,311	21,569	775	5,258	17,086	22,344	(2,820)	8/17/21
Harvill Industrial Center in Riverside, CA	—	—		7,532	—	7,532	5,172	7,782	4,922	12,704	—	8/23/21
Commerce Farms Logistics Center in Lebanon, TN	1	—		3,117	60,704	63,821	1,078	3,117	61,782	64,899	(7,230)	8/25/21
North County Commerce Center in Vista, CA	5	—	(2)	42,171	104,961	147,132	1,050	42,171	106,011	148,182	(16,334)	8/30/21
Performance Distribution Center in Stockton, CA	1	—	(2)	9,733	19,799	29,532	33	9,733	19,832	29,565	(2,099)	9/7/21
Madison Distribution Center in Tampa, FL	1	—		766	12,236	13,002	9	766	12,245	13,011	(1,322)	9/17/21
355 Logistics Center in Lockport, IL	2	—		3,360	62,062	65,422	2,554	3,360	64,616	67,976	(6,764)	10/1/21
1 Stanley Drive in Aston, PA	1	—	(4)	1,265	20,974	22,239	98	1,265	21,072	22,337	(2,123)	10/6/21
Gilbert Gateway Commerce Park in Gilbert, AZ	3	—	(2)	8,129	80,026	88,155	3,036	8,129	83,062	91,191	(7,997)	10/6/21
California Business Center in Salt Lake City, UT	2	—		4,780	26,290	31,070	694	4,780	26,984	31,764	(4,736)	10/21/21
Molto Portfolio in Aurora, IL	1	—		5,169	32,432	37,601	787	5,169	33,219	38,388	(2,790)	11/17/21
Molto Portfolio in Hebron, KY	1	—		1,857	20,674	22,531	—	1,857	20,674	22,531	(1,574)	11/17/21
Molto Portfolio in Houston, TX	2	—		7,370	70,096	77,466	1,563	7,370	71,659	79,029	(6,275)	11/17/21
Molto Portfolio in La Vergne, TN	1	—		3,696	23,720	27,416	—	3,696	23,720	27,416	(2,090)	11/17/21
Molto Portfolio in Louisville, KY	1	—		3,755	36,195	39,950	1,399	3,755	37,594	41,349	(3,251)	11/17/21
Walker Mill Industrial Center in Capitol Heights, MD	1	—	(3)	2,908	14,297	17,205	116	2,908	14,413	17,321	(1,816)	11/18/21
Greater Boston Portfolio in Danvers, MA	1	—		4,176	16,169	20,345	46	4,176	16,215	20,391	(2,565)	11/22/21
Greater Boston Portfolio in Franklin, MA	1	—		2,646	14,367	17,013	1,367	2,646	15,734	18,380	(1,904)	11/22/21

							Costs
							Capitalized or	Gross Amount Carried as of
				Initial Cost to Company			Adjustments	December 31, 2023			Accumulated	Acquisition /
	# of				Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt		Land	Improvements (7)	Costs	Acquisition	Land	Improvements (7)	Costs (8), (10)	Amortization (9),(10)	Date
McDonald Portfolio in Alpharetta, GA	4	—		4,228	49,773	54,001	3,131	4,228	52,904	57,132	(6,731)	12/16/21
McDonald Portfolio in Atlanta, GA	6	—		10,312	192,196	202,508	2,556	10,312	194,752	205,064	(23,869)	12/16/21
McDonald Portfolio in Ellenwood, GA	2	—		4,808	72,142	76,950	931	4,808	73,073	77,881	(8,252)	12/16/21
McDonald Portfolio in Savannah, GA	2	—		5,862	56,433	62,295	483	5,467	57,311	62,778	(5,995)	12/16/21
Riggs Hill Industrial Center in Jessup, MD	1	—		827	4,832	5,659	77	827	4,909	5,736	(896)	12/17/21
Valwood Industrial Center in Carrollton, TX	4	—		12,755	30,377	43,132	1,006	12,755	31,383	44,138	(4,313)	12/17/21
Port Crossing Logistics Center in LaPorte, TX	1	—		2,518	29,476	31,994	164	2,518	29,640	32,158	(2,536)	12/21/21
Hainesport Commerce Center in Hainesport, NJ	1	—		19,042	113,768	132,810	1,127	19,042	114,895	133,937	(8,104)	12/21/21
Beltway Logistics Center in Charlotte, NC	1	—		4,726	23,327	28,053	119	4,726	23,446	28,172	(1,639)	12/22/21
Clackamas Industrial Center in Clackamas, OR	1	—		9,623	41,551	51,174	597	9,623	42,148	51,771	(7,659)	12/23/21
Build-to-Core II Logistics Portfolio in Aurora, IL	1	—		3,187	21,354	24,541	352	3,187	21,706	24,893	(1,835)	2/15/22
Build-to-Core II Logistics Portfolio in Avenel, NJ	1	—		20,489	22,267	42,756	61	20,489	22,328	42,817	(1,591)	2/15/22
Build-to-Core II Logistics Portfolio in Lakewood, WA	3	—		30,833	149,703	180,536	3,080	30,838	152,778	183,616	(11,235)	2/15/22
Build-to-Core II Logistics Portfolio in Mount Prospect, IL	1	—		3,725	20,434	24,159	35	3,725	20,469	24,194	(1,527)	2/15/22
Build-to-Core II Logistics Portfolio in Naperville, IL	1	—		1,951	16,137	18,088	594	1,951	16,731	18,682	(1,360)	2/15/22
Build-to-Core II Logistics Portfolio in Newark, NJ	1	—	(6)	25,879	1,634	27,513	20,004	25,879	21,638	47,517	—	2/15/22, 9/28/23
Build-to-Core II Logistics Portfolio in Schertz, TX	1	—		503	9,177	9,680	457	503	9,634	10,137	(1,009)	2/15/22
Build-to-Core II Logistics Portfolio in Tualatin, OR	1	—		4,231	27,698	31,929	(83)	4,102	27,744	31,846	(2,168)	2/15/22
Northlake Logistics Crossing in Northlake, TX	2	—		21,569	—	21,569	113,318	22,094	112,793	134,887	(682)	2/17/22, 4/12/23
Tampa Commerce Center in Temple Terrace, FL	1	—		6,270	—	6,270	25,199	6,270	25,199	31,469	—	4/1/22 & 5/25/22, 5/25/23
Medley 104 Industrial Center in Medley, FL	1	—		13,436	40,234	53,670	248	13,436	40,482	53,918	(5,117)	4/18/22
IDI U.S. Logistics Portfolio in Buford, GA	1	—		2,962	18,213	21,175	—	2,962	18,213	21,175	(1,059)	4/28/22
IDI U.S. Logistics Portfolio in Channahon, IL	1	—		8,940	93,938	102,878	349	8,940	94,287	103,227	(5,048)	7/6/22
IDI U.S. Logistics Portfolio in Jefferson, GA	1	—		6,798	83,287	90,085	1,478	6,798	84,765	91,563	(7,463)	4/28/22
IDI U.S. Logistics Portfolio in Fort Worth, TX	1	—		4,254	42,904	47,158	36	4,254	42,940	47,194	(2,824)	4/28/22
IDI U.S. Logistics Portfolio in Garland, TX	1	—		4,711	59,177	63,888	—	4,711	59,177	63,888	(4,036)	4/28/22
IDI U.S. Logistics Portfolio in Indianapolis, IN	1	—		5,104	63,962	69,066	1,996	5,104	65,958	71,062	(5,030)	4/28/22
IDI U.S. Logistics Portfolio in Southhaven, MS	1	—		2,082	23,638	25,720	13	2,082	23,651	25,733	(1,674)	4/28/22
Chicago Growth Portfolio in Bolingbrook, IL	2	—		2,354	22,921	25,275	85	2,354	23,006	25,360	(2,562)	5/9/22
Chicago Growth Portfolio in Chicago, IL	1	—		3,326	28,536	31,862	762	3,326	29,298	32,624	(3,947)	5/10/22
Chicago Growth Portfolio in Elgin, IL	4	—		4,911	34,448	39,359	715	4,911	35,163	40,074	(4,386)	5/11/22
Chicago Growth Portfolio in Lemont, IL	2	—		2,387	20,705	23,092	629	2,387	21,334	23,721	(2,596)	5/12/22
Chicago Growth Portfolio in Libertyville, IL	4	—		4,732	46,322	51,054	991	4,732	47,313	52,045	(5,305)	5/13/22
Chicago Growth Portfolio in Romeoville, IL	1	—		1,049	10,444	11,493	56	1,049	10,500	11,549	(1,334)	5/14/22
4 Studebaker Commerce Center in Irvine, CA	1	—		9,334	23,854	33,188	85	9,334	23,939	33,273	(3,111)	5/12/22
Southeast Orlando Portfolio in Kissimmee, FL	1	—		—	20,468	20,468	267	—	20,735	20,735	(2,197)	5/19/22
Southeast Orlando Portfolio in Orlando, FL	4	—		23,658	94,414	118,072	484	23,658	94,898	118,556	(11,337)	5/19/22
I-465 East Logistics Center in Indianapolis, IN	1	—		2,097	16,826	18,923	103	2,097	16,929	19,026	(1,253)	5/26/22
Industry Commerce Center in City of Industry, CA	1	—		12,157	39,929	52,086	187	12,157	40,116	52,273	(5,674)	6/2/22
County Line Corporate Park in Hialeah, FL	2	—		34,850	27,230	62,080	101,209	34,850	128,439	163,289	(1,995)	6/8/2022, 11/7/23
Robbinsville Distribution Center in Robbinsville, NJ	-	—		364	—	364	3,064	1,853	1,575	3,428	—	6/10/22
Innovation Corporate Park I & II in New Albany, OH	2	—		5,807	58,132	63,939	253	5,807	58,385	64,192	(4,073)	6/17/22
IDI 2022 National Portfolio in Bolingbrook, IL	2	—		13,054	94,917	107,971	—	13,054	94,917	107,971	(6,314)	6/22/22
IDI 2022 National Portfolio in Mesquite, TX	1	—		2,930	24,934	27,864	259	2,930	25,193	28,123	(1,648)	6/22/22
IDI 2022 National Portfolio in Monroe, OH	1	—		7,309	42,003	49,312	113	7,309	42,116	49,425	(4,489)	6/22/22
IDI 2022 National Portfolio in Olive Branch, MS	2	—		6,983	54,643	61,626	31	6,983	54,674	61,657	(4,323)	6/22/22
I-80 Logistics Park in Wayne, NJ	1	—		16,924	121,606	138,530	239	16,924	121,845	138,769	(14,170)	6/29/22
Commonwealth Logistics Center in Jacksonville, FL	2	—		8,927	—	8,927	54,389	8,927	54,389	63,316	—	6/30/22, 10/20/23
County Line Corporate Park II in Hileah, FL	3	—		36,050	46,428	82,478	25,680	36,050	72,108	108,158	(2,564)	12/28/22, 5/19/23
Bayport 146 Distribution Center in Seabrook, TX	1	—	(6)	6,289	43,317	49,606	8,371	6,289	51,688	57,977	(1,047)	2/21/23
Runway Distribution Center I and II in San Diego, CA	2	—	(6)	8,143	48,849	56,992	3,011	8,143	51,860	60,003	(81)	7/12/23
Brittmoore Industrial Center in Houston, TX	1	—	(6)	1,403	20,885	22,288	1,707	1,403	22,592	23,995	—	8/16/23
Total	256	$1,722,325		$1,303,940	$5,583,012	$6,886,952	$487,632	$1,300,059	$6,074,525	$7,374,584	$(750,429)
(1)	These properties include a $118.5 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the eight collateralized buildings. The mortgage note has a maturity date of November 1, 2027 and an interest rate of 2.90%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail.
(2)	These properties include a $408.0 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the 15 collateralized buildings. The mortgage note has an initial maturity date of January 5, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.65%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail.

(3)	These properties include a $367.8 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the 23 collateralized buildings. The mortgage note has an initial maturity date of July 15, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.85%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail.
(4)	These properties include a $461.1 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the 12 collateralized buildings. The mortgage note has a maturity date of January 1, 2029 and an interest rate of 2.85%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail.
(5)	These properties include a $209.3 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the 13 collateralized buildings. The mortgage note has an initial maturity date of July 16, 2025 and the interest rate is calculated based on Adjusted SOFR plus a margin of 1.50%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail.
(6)	These properties include a $129.1 million mortgage note as of December 31, 2023. This borrowing is non-recourse and secured by deeds of trust for the five collateralized buildings. The mortgage note has an initial maturity date of October 11, 2026 and the interest rate is calculated based on Adjusted SOFR plus a margin of 3.30%. See “Note 6 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for more detail
(7)	Includes site improvements as well as gross intangible lease assets of $498.1 million and gross intangible lease liabilities of $129.8 million.
(8)	As of December 31, 2023, the aggregate cost for federal income tax purposes of investments in property was $5.6 billion (unaudited).
(9)	See “Note 2 to the Consolidated Financial Statements” in Item 8. “Financial Statements and Supplementary Data” for details of depreciable lives.
(10)	A summary of activity for investment in real estate properties is as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Investment in real estate properties:
Balance at beginning of period	$7,058,013	$4,916,055	$1,377,912
Acquisition of properties	128,886	1,888,644	3,507,041
Improvements	187,685	253,314	31,102
Balance at end of period	$7,374,584	$7,058,013	$4,916,055
Accumulated depreciation and amortization:
Balance at beginning of period	$(454,273)	$(186,269)	$(72,924)
Additions charged to costs and expenses	(296,156)	(268,004)	(113,345)
Balance at end of period	$(750,429)	$(454,273)	$(186,269)

ITEM 16.        SUMMARY OF FORM 10-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 8, 2024.

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

Signature	Title	Date

/S/ WILLIAM S. BENJAMIN	Co-Chairman of the Board of Directors	March 8, 2024
William S. Benjamin

/s/ DWIGHT L. MERRIMAN III	Co-Chairman of the Board of Directors	March 8, 2024
Dwight L. Merriman III

/S/ MARSHALL M. BURTON	Director	March 8, 2024
Marshall M. Burton

/S/ RAJAT DHANDA	Director	March 8, 2024
Rajat Dhanda

/S/ CHARLES B. DUKE	Director	March 8, 2024
Charles B. Duke

/S/ DAVID M. FAZEKAS	Partner, Co-President, and Director	March 8, 2024
David M. Fazekas

/S/ JOHN S. HAGESTAD	Director	March 8, 2024
John S. Hagestad

/S/ STANLEY A. MOORE	Director	March 8, 2024
Stanley A. Moore

/S/ DAWANNA WILLIAMS	Director	March 8, 2024
Dawanna Williams

/S/ JEFFREY W. TAYLOR	Partner, Co-President	March 8, 2024
Jeffrey W. Taylor	(Principal Executive Officer)

/S/ SCOTT A. SEAGER	Managing Director, Chief Financial Officer and Treasurer	March 8, 2024
Scott A. Seager	(Principal Financial Officer and Principal Accounting Officer)