Form 10-Q
period 2024-03-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2024-05-10
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, there were 119,195,038 shares of the registrant’s Class T common stock, 19,547,555 shares of the registrant’s Class D common stock and 139,064,768 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2024	2023
	(unaudited)
ASSETS
Net investment in real estate properties	$6,637,318	$6,753,978
Investment in unconsolidated joint venture partnership	20,518	20,511
Investments in real estate debt and securities, at fair value	242,037	184,755
Cash and cash equivalents	82,797	14,322
Restricted cash	29,046	620
Derivative instruments	96,259	83,531
DST Program Loans (includes $7,635 and $2,439 at fair value as of March 31, 2024 and December 31, 2023, respectively)	178,114	202,715
Other assets	75,981	69,072
Total assets	$7,362,070	$7,329,504
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$88,387	$101,013
Debt, net	3,538,184	3,421,181
Secured financings on investments in real estate debt securities	46,366	42,298
Intangible lease liabilities, net	70,516	75,141
Financing obligations, net (includes $152,208 and $87,145 at fair value as of March 31, 2024 and December 31, 2023, respectively)	1,558,828	1,658,634
Distribution fees payable to affiliates	69,130	64,517
Other liabilities	55,323	57,176
Total liabilities	5,426,734	5,419,960
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	111,010	114,310
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 125,151 and 162,838 shares issued and outstanding, respectively	1,252	1,628
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 20,023 and 20,410 shares issued and outstanding, respectively	200	204
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 138,897 and 105,358 shares issued and outstanding, respectively	1,389	1,054
Additional paid-in capital	2,851,223	2,850,329
Accumulated deficit and distributions	(1,142,991)	(1,094,009)
Accumulated other comprehensive income	52,465	35,716
Total stockholders’ equity	1,763,538	1,794,922
Noncontrolling interests	60,788	312
Total equity	1,824,326	1,795,234
Total liabilities and equity	$7,362,070	$7,329,504

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Revenues:
Rental revenues	$120,264	$111,576
Debt-related income	5,134	1,068
Total revenues	125,398	112,644
Operating expenses:
Rental expenses	29,843	27,178
Real estate-related depreciation and amortization	72,230	72,331
General and administrative expenses	4,475	4,127
Advisory fees	17,007	19,254
Acquisition costs and reimbursements	554	8,319
Total operating expenses	124,109	131,209
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	7	(76)
Interest expense	(55,701)	(48,464)
Unrealized gain on financing obligations	2,005	—
Gain (loss) on derivative instruments	2,319	(1,584)
Gain on sale of real estate property	37,342	—
Other income and expenses	2,571	2,214
Total other income (expenses)	(11,457)	(47,910)
Net loss	(10,168)	(66,475)
Net loss attributable to redeemable noncontrolling interests	282	1,672
Net loss (income) attributable to noncontrolling interests	208	(9)
Net loss attributable to common stockholders	$(9,678)	$(64,812)
Weighted-average shares outstanding—basic	285,990	313,491
Weighted-average shares outstanding—diluted	300,758	321,582
Net loss attributable to common stockholders per common share—basic and diluted	$(0.03)	$(0.21)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Net loss	$(10,168)	$(66,475)
Change from cash flow hedging activities	18,380	(20,308)
Change from activities related to available-for-sale securities	473	(249)
Comprehensive income (loss)	8,685	(87,032)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	241	(2,190)
Comprehensive income attributable to noncontrolling interests	195	—
Comprehensive income (loss) attributable to common stockholders	$8,249	$(84,842)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $1,672 attributable to redeemable noncontrolling interests)	—	—	—	(64,812)	—	9	(64,803)
Change from cash flow hedging activities and available-for-sale securities (excludes $517 attributable to redeemable noncontrolling interests)	—	—	—	—	(20,040)	—	(20,040)
Issuance of common stock	6,886	69	103,721	—	—	—	103,790
Share-based compensation, net of cancellations	(49)	—	629	—	—	—	629
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,952)	—	—	—	(2,952)
Trailing distribution fees	—	—	(979)	6,806	—	—	5,827
Redemptions of common stock	(8,859)	(89)	(134,899)	—	—	—	(134,988)
Distributions declared (excludes $1,107 attributable to redeemable noncontrolling interests)	—	—	—	(42,743)	—	(9)	(42,752)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(942)	—	—	—	(942)
Balance as of March 31, 2023	312,522	$3,125	$3,183,710	$(840,246)	$50,215	$312	$2,397,116
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net loss (excludes $282 attributable to redeemable noncontrolling interest)	—	—	—	(9,678)	—	(208)	(9,886)
Change from cash flow hedging activities and available-for-sale securities (excludes $524 attributable to redeemable noncontrolling interest)	—	—	—	—	17,926	403	18,329
Issuance of common stock	3,333	33	42,379	—	—	—	42,412
Share-based compensation, net of cancellations	(74)	(1)	174	—	—	—	173
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,731)	—	—	—	(1,731)
Trailing distribution fees	—	—	792	3,596	—	(9,001)	(4,613)
Redemptions of common stock	(7,794)	(77)	(102,775)	—	—	—	(102,852)
Issuances of OP Units for DST Interests	—	—	—	—	—	128,853	128,853
Distributions declared (excludes $1,252 attributable to redeemable noncontrolling interests)	—	—	—	(42,900)	—	(983)	(43,883)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,290	—	—	—	2,290
Reallocation of stockholders' equity and noncontrolling interests	—	—	59,765	—	(1,177)	(58,588)	—
Balance as of March 31, 2024	284,071	$2,841	$2,851,223	$(1,142,991)	$52,465	$60,788	$1,824,326

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net loss	$(10,168)	$(66,475)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	72,230	72,331
Amortization of deferred financing costs	3,012	2,412
(Decrease) increase in financing obligation liability appreciation	(6,664)	4,734
Equity in (income) loss from unconsolidated joint venture partnership	(7)	76
Loss on changes in fair value of interest rate caps	2,829	5,479
Amortization of interest rate cap premiums	2,417	172
Unrealized gain on financing obligations	(2,005)	—
Straight-line rent and amortization of above- and below-market leases	(8,291)	(8,820)
Gain on sale of real estate property	(37,342)	—
Forfeited investment deposit	—	7,689
Other	109	692
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	(2,483)	(654)
Cash settlement of accrued performance participation allocation	—	(77,838)
Net cash provided by (used in) operating activities	13,637	(60,202)
Investing activities:
Real estate acquisitions	—	(40,109)
Proceeds from disposition of real estate properties	103,731	—
Capital expenditures	(32,688)	(64,074)
Investments in debt-related investments	(25,298)	—
Investment in unconsolidated joint venture partnership	—	(516)
Purchases of available-for-sale debt securities	(30,797)	—
Collection of principal on available-for-sale debt securities	444	692
Other	(1,095)	—
Net cash provided by (used in) investing activities	14,297	(104,007)
Financing activities:
Proceeds from line of credit	185,000	205,000
Repayments of line of credit	(72,000)	(85,000)
Net proceeds from (repayments of) secured funding agreement	4,068	—
Proceeds from mortgage note	176	—
Debt issuance costs paid	(2,533)	(23)
Interest rate cap premiums	—	(3,625)
Proceeds from issuance of common stock, net	19,661	81,049
Proceeds from financing obligations, net	61,872	93,409
Offering costs paid in connection with issuance of common stock and private placements	(956)	(1,673)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(18,393)	(16,042)
Distribution fees paid to affiliates	(4,076)	(6,987)
Redemptions of common stock	(102,852)	(134,988)
Redemptions of redeemable noncontrolling interests	(1,000)	—
Net cash provided by financing activities	68,967	131,120
Net increase (decrease) in cash, cash equivalents and restricted cash	96,901	(33,089)
Cash, cash equivalents and restricted cash, at beginning of period	14,942	80,023
Cash, cash equivalents and restricted cash, at end of period	$111,843	$46,934

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

Ares Industrial Real Estate Income Trust Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company,” “we,” “our,” “us” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by Ares Commercial Real Estate Management LLC (the “Advisor”).

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024 (“2023 Form 10-K”).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the three months ended March 31, 2023 have been reclassified to conform to the 2024 presentation.

Noncontrolling Interests

Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership. Therefore, we adjust the net equity balances in the Operating Partnership to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on the respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our condensed consolidated balance sheets and our condensed consolidated statements of equity.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of March 31, 2024 and December 31, 2023, our consolidated investment in real estate properties consisted of 252 and 256 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction and one building in the pre-construction phase as of both March 31, 2024 and December 31, 2023.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Land	$1,288,313	$1,300,059
Building and improvements (1)	5,437,348	5,486,636
Intangible lease assets	496,703	498,053
Construction in progress	231,325	219,659
Investment in real estate properties	7,453,689	7,504,407
Less accumulated depreciation and amortization	(816,371)	(750,429)
Net investment in real estate properties	$6,637,318	$6,753,978

(1) Includes site improvements.

Dispositions

During the three months ended March 31, 2024, we sold four industrial buildings for aggregate net proceeds of approximately $103.7 million. We recorded a net gain on sale of approximately $37.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2024 and December 31, 2023 included the following:

	As of March 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$484,206	$(260,546)	$223,660	$485,184	$(243,878)	$241,306
Above-market lease assets (1)	12,497	(6,230)	6,267	12,869	(5,916)	6,953
Below-market lease liabilities	(129,640)	59,124	(70,516)	(129,823)	54,682	(75,141)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,215	$3,098
Above-market lease amortization	(440)	(553)
Below-market lease amortization	4,516	6,275
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$53,758	$50,435
Intangible lease asset amortization	18,472	21,896

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes.

The following table summarizes our debt-related investments as of March 31, 2024:

($ in thousands)				As of March 31, 2024
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	July 2023	$60,860	$42,506	$42,506	9.18%	Aug 2025
Senior	Industrial	NY	August 2023	113,910	100,666	100,666	8.83	Sept 2026
Senior	Industrial	TX	January 2024	36,404	12,256	12,256	10.08	Feb 2027
			Total / weighted-average	$211,174	$155,428	$155,428	9.02%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.14 years as of March 31, 2024.

The following table summarizes our debt-related investments as of December 31, 2023:

($ in thousands)				As of December 31, 2023
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	July 2023	$60,860	$29,700	$29,700	9.21%	Aug 2025
Senior	Industrial	NY	August 2023	113,910	99,423	99,423	8.86	Sept 2026
			Total / weighted-average	$174,770	$129,123	$129,123	8.94%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.45 years as of December 31, 2023.

Available-for-Sale Debt Securities

As of March 31, 2024 and December 31, 2023, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.65 years as of March 31, 2024. There were no credit losses associated with our available-for-sale debt securities as of March 31, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of March 31, 2024 and December 31, 2023:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of March 31, 2024	$87,756	$85,690	$2,066	$919	$86,609
As of December 31, 2023	$57,326	$55,186	$2,140	$446	$55,632
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2024	2023	Maturity Date	2024	2023
Line of credit (1)	6.12%	6.20%	March 2025	$683,000	$570,000
Term loan (2)	3.54	3.35	March 2027	550,000	550,000
Term loan (3)	3.47	3.42	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	3.58	3.58	August 2024 - January 2029	996,720	996,720
Floating-rate mortgage notes (5)	4.48	4.48	January 2025 - October 2026	727,317	725,605
Total principal amount / weighted-average (6)	4.23%	4.17%		$3,557,037	$3,442,325
Less unamortized debt issuance costs				(19,016)	(21,359)
Add unamortized mark-to-market adjustment on assumed debt				163	215
Total debt, net				$3,538,184	$3,421,181
Gross book value of properties encumbered by debt				$2,630,198	$2,596,052
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements on $150.0 million of borrowings. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of March 31, 2024, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $317.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $200.0 million of borrowings and interest rate cap agreements on $350.0 million of borrowings under the term loan. As of March 31, 2024, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of March 31, 2024, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 4.71%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note and a $129.1 million mortgage note. As of March 31, 2024, borrowings under the $129.1 million mortgage note amounted to $110.1 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of an interest rate cap agreement on $170.0 million of borrowings. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%, including the effects of interest rate cap agreements.
(6)	The weighted-average remaining term of our consolidated debt was approximately 2.1 years as of March 31, 2024, excluding any extension options on the line of credit and the floating-rate mortgage notes.

For the three months ended March 31, 2024 and March 31, 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $45.2 million and $30.9 million, respectively. For the three months ended March 31, 2024 and March 31, 2023, the amount of interest capitalized was $5.1 million and $4.6 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of March 31, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$38,000	$38,000
2025	683,000	—	985,080	1,668,080
2026	—	600,000	110,067	710,067
2027	—	550,000	129,750	679,750
2028	—	—	—	—
Thereafter	—	—	461,140	461,140
Total principal payments	$683,000	$1,150,000	$1,724,037	$3,557,037
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	With respect to our mortgage notes, there is a $209.3 million mortgage note that matures in July 2025 and the term may be extended pursuant to a one-year extension option, subject to certain conditions. There is also a $408.0 million mortgage note that matures in January 2025, a $367.8 million mortgage note that matures in July 2025, and a $129.1 million mortgage note that matures in October 2026, the terms of all three of which may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of March 31, 2024.

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

We have $46.4 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by certain of our available-for-sale securities, which are fair valued at $62.9 million, as of March 31, 2024. Advances under the Morgan Stanley MRA for the three months ended March 31, 2024 accrued interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin of 0.90%. For the three months ended March 31, 2024, the amount of interest incurred related to our secured financings was $0.7 million, which is recorded as a component of interest expense on the condensed consolidated statements of operations.

Derivative Instruments

To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Certain of our variable-rate borrowings are not hedged, and therefore, to an extent, we have ongoing exposure to interest rate movements.

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

As of March 31, 2024, we have four interest rate cap derivative instruments that are not designated as cash flow hedges and therefore, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $32.1 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of March 31, 2024
Interest rate swaps designated as cash flow hedges	10	$1,092,830	Derivative instruments	$53,216
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	12,058
Interest rate caps designated as cash flow hedges	8	575,000	Derivative instruments	30,985
Total derivative instruments	22	$2,374,940		$96,259
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	11	$1,142,830	Derivative instruments	$41,091
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	14,887
Interest rate caps designated as cash flow hedges	8	475,000	Derivative instruments	27,553
Total derivative instruments	23	$2,324,940		$83,531

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$28,531	$(11,253)
Amount reclassified from AOCI as a decrease into interest expense	(10,151)	(9,055)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(55,701)	(48,464)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$(2,829)	$(5,480)
Realized gain on derivative instruments recognized in other income (expenses) (2)	5,148	3,896

(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

efcond

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST”) holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (“DST Properties”). In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors.

The following table summarizes our DST Program Loans as of March 31, 2024 and December 31, 2023:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Gain, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of March 31, 2024
DST Program Loans, carried at cost	$170,479	$	N/A	$170,479	5.13%	6.47
DST Program Loans, carried at fair value	7,635		—	7,635	6.32	10.00
Total	$178,114		$—	$178,114	5.18%	6.63
As of December 31, 2023
DST Program Loans, carried at cost	$200,276	$	N/A	$200,276	4.63%	7.42
DST Program Loans, carried at fair value	2,439		—	2,439	6.27	10.00
Total	$202,715	$	N/A	$202,715	5.00%	7.45
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of March 31, 2024 and December 31, 2023:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Book Value
As of March 31, 2024
Financing obligations, carried at cost	$1,405,550	$(1,531)	$2,601	$	N/A	$1,406,620
Financing obligations, carried at fair value	154,392	N/A	N/A		(2,184)	152,208
Total	$1,559,942	$(1,531)	$2,601		$(2,184)	$1,558,828
As of December 31, 2023
Financing obligations, carried at cost	$1,559,200	$(1,975)	$14,264	$	N/A	$1,571,489
Financing obligations, carried at fair value	87,324	N/A	N/A		(179)	87,145
Total	$1,646,524	$(1,975)	$14,264		$(179)	$1,658,634
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
DST Interests sold	$68,435	$110,914
DST Interests financed by DST Program Loans	5,196	13,695
Income earned from DST Program Loans (1)	2,396	1,831
(Decrease) increase in financing obligation liability appreciation (2)	(6,664)	4,734
Rent obligation incurred under master lease agreements (2)	18,262	14,995
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST property by issuing partnership units (“OP Units”) in exchange for DST Interests, we relieve the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the three months ended March 31, 2024, 9.7 million OP Units were issued in exchange for DST Interests for a net investment of $128.9 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There were no OP Units issued during the three months ended March 31, 2023.

Refer to “Note 11” for detail relating to the fees paid to the Advisor, Ares Wealth Management Solutions, LLC (the “Dealer Manager”) and their affiliates for raising capital through the DST Program.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2024
Assets
Derivative instruments	$—	$96,259	$—	$96,259
Available-for-sale debt securities	—	86,609	—	86,609
Debt-related investments	—	—	155,428	155,428
DST Program Loans	—	—	7,635	7,635
Total assets measured at fair value	$—	$182,868	$163,063	$345,931
Liabilities
Financing obligations	$—	$—	$152,208	$152,208
Total liabilities measured at fair value	$—	$—	$152,208	$152,208
As of December 31, 2023
Assets
Derivative instruments	$—	$83,531	$—	$83,531
Available-for-sale debt securities	—	55,632	—	55,632
Debt-related investments	—	—	129,123	129,123
DST Program Loans	—	—	2,439	2,439
Total assets measured at fair value	$—	$139,163	$131,562	$270,725
Liabilities
Financing obligations	$—	$—	$87,145	$87,145
Total liabilities measured at fair value	$—	$—	$87,145	$87,145

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

Debt-Related Investments. Our debt-related investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investments, if we acquire the investment, or the par value of such investment, if we originate the investment. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modelling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. These inputs are generally considered Level 3. As of March 31, 2024, we had three floating-rate senior loan investments without readily available market quotations.

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	5,196	25,298	30,494
Paid-in-kind interest	—	1,007	1,007
Balance as of March 31, 2024	$7,635	$155,428	$163,063

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	67,068
Unrealized gain on financing obligations	(2,005)
Balance as of March 31, 2024	$152,208

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$155,428	Yield Method	Market Yield	Decrease
DST Program Loans	7,635	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$152,208	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$129,123	Yield Method	Market Yield	Decrease
DST Program Loans	2,439	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$87,145	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease

Financial Assets and Liabilities Not Measured At Fair Value

As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of March 31, 2024		As of December 31, 2023
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$170,479	$167,735	$200,276	$196,715
Liabilities:
Line of credit	3	$683,000	$683,000	$570,000	$570,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	1,724,037	1,651,117	1,722,325	1,647,660
Secured financings on investments in real estate debt securities	3	46,366	46,366	42,298	42,298
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

8. EQUITY

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

During the three months ended March 31, 2024, we raised gross proceeds of approximately $42.4 million from the sale of approximately 3.2 million shares of our common stock in our ongoing public offering, including proceeds from our distribution reinvestment plan of approximately $22.4 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2023
Balance as of December 31, 2022	227,265	20,577	66,702	314,544
Issuance of common stock:
Primary shares	3,292	764	1,258	5,314
DRIP	929	101	330	1,360
Stock grants, net of cancellations	—	—	165	165
Redemptions	(6,209)	(624)	(2,026)	(8,859)
Conversions	(11,416)	—	11,416	—
Forfeitures	—	—	(2)	(2)
Balance as of March 31, 2023	213,861	20,818	77,843	312,522
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023	162,838	20,410	105,358	288,606
Issuance of common stock:
Primary shares	753	196	538	1,487
DRIP	803	124	766	1,693
Stock grants, net of cancellations	—	—	88	88
Redemptions	(3,994)	(468)	(3,332)	(7,794)
Conversions	(35,249)	(239)	35,488	—
Forfeitures	—	—	(9)	(9)
Balance as of March 31, 2024	125,151	20,023	138,897	284,071

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2024
March 31	$0.15000	$16,820	$2,235	$22,484	$3,596	$45,135
Total	$0.15000	$16,820	$2,235	$22,484	$3,596	$45,135
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class D shares issued in the primary portion of our public offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 11” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our public offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the three months ended March 31, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	7,794	8,859
Aggregate dollar amount of shares redeemed	$102,852	$134,988
Average redemption price per share	$13.20	$15.24

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

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$114,310	8,346	$69,553	4,532
Settlement of prior year performance participation allocation (1)	—	—	62,667	4,105
Distributions to redeemable noncontrolling interests	(1,252)	—	(1,107)	—
Net loss attributable to redeemable noncontrolling interests	(282)	—	(1,672)	—
Change from cash flow hedging activities and available-for-sale securities attributable to redeemable noncontrolling interests	524	—	(517)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	(2,290)	—	942	—
Ending balance	$111,010	8,346	$129,866	8,637
(1)	The performance hurdle was not met for the year ended December 31, 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in 4.1 million Class I OP Units in January 2023 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”).
(2)	Represents the adjustment recorded to mark to the redemption value of the redeemable noncontrolling interests, which is equivalent to fair value as of March 31, 2024 and 2023.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of the period	—	—
Issuance of units	9,741	—
Balance at end of the period	9,741	—

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of March 31, 2024 was $124.5 million. There were no OP Unit redemptions during the three months ended March 31, 2024. As of March 31, 2023, no OP Units had been issued to third-party investors.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended March 31,		Receivable (Payable) as of
(in thousands)	2024	2023	March 31, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$352	$2,008	$—	$—
Ongoing distribution fees (1)(2)	3,746	6,806	(1,219)	(1,549)
Advisory fee—fixed component	17,007	19,254	(5,585)	(5,813)
Other expense reimbursements (3)(4)	3,288	3,339	(2,774)	(2,799)
Property accounting fee (5)	843	824	(295)	129
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,418	1,438	(796)	(852)
Other DST Program related costs (4)	1,038	1,505	(188)	(215)
Development fees (6)	292	691	(170)	(588)
Total	$27,984	$35,865	$(11,027)	$(11,687)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $69.1 million and $64.5 million as of March 31, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition, and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to our joint venture partnership, which are included in investment in unconsolidated joint venture partnership on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.1 million and $3.2 million for the three months ended March 31, 2024 and 2023, respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP units or cash, at the election of the Advisor. The performance hurdle was not achieved as of March 31, 2024 and 2023; therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

Joint Venture Partnerships

For the three months ended March 31, 2024 and March 31, 2023, our joint venture partnership incurred approximately $0.3 million and $0.5 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to the respective service agreements.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net loss attributable to common stockholders—basic	$(9,678)	$(64,812)
Net loss attributable to redeemable noncontrolling interests	(282)	(1,672)
Net (loss) income attributable to noncontrolling interests	(208)	9
Net loss attributable to common stockholders—diluted	$(10,168)	$(66,475)
Weighted-average shares outstanding—basic	285,990	313,491
Incremental weighted-average shares outstanding—diluted	14,768	8,091
Weighted-average shares outstanding—diluted	300,758	321,582
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.21)
Diluted	$(0.03)	$(0.21)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	22,399	20,733
Increase in DST Program Loans receivable through DST Program capital raising	5,196	13,695
Issuances of OP Units for DST Interests	128,853	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	62,667
Increase (decrease) in accrued future ongoing distribution fees	4,613	(5,827)
(Decrease) increase in accrued capital expenditures	(11,601)	6,503
Non-cash selling commissions and dealer manager fees	352	2,008

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$14,322	$79,524
Restricted cash	620	499
Cash, cash equivalents and restricted cash	$14,942	$80,023
End of period:
Cash and cash equivalents	$82,797	$46,431
Restricted cash	29,046	503
Cash, cash equivalents and restricted cash	$111,843	$46,934

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2024.

15. SUBSEQUENT EVENTS

Renewal of Advisory Agreement

We, the Operating Partnership and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2023), effective April 30, 2023 (the "2023 Advisory Agreement"). The term of the 2023 Advisory Agreement continued through April 30, 2024, subject to renewal for an unlimited number of one-year periods. Effective as of April 30, 2024, we, the Operating Partnership and the Advisor renewed the 2023 Advisory Agreement on substantially the same terms through April 30, 2025, by entering into the Amended and Restated Advisory Agreement (2024) (the "2024 Advisory Agreement"). The 2024 Advisory Agreement clarifies the descriptions of certain services that will continue to be provided by the Advisor and certain expenses for which the Advisor may continue to be reimbursed.

Dispositions

Subsequent to March 31, 2024, we sold two industrial properties for a gross sales price of $23.9 million. Our accounting basis (net of accumulated depreciation and amortization) for these properties as of the disposition date was approximately $14.0 million.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our securities offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, changes in interest rates and the conflicts in Ukraine and in the Middle East;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Increases in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the three months ended March 31, 2024, we sold $68.4 million of gross interests related to the DST Program, $5.2 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the three months ended March 31, 2024, we raised gross proceeds of approximately $42.4 million from the sale of approximately 3.2 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our public offering.

As of March 31, 2024, we directly owned and managed a real estate portfolio that included 252 industrial buildings totaling approximately 53.4 million square feet located in 29 markets throughout the U.S., with 418 customers, and was 93.1% occupied (93.8% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the three months ended March 31, 2024, we transacted approximately 1.6 million square feet of new and renewal leases, and rent growth on comparable leases averaged 55.0%, calculated using cash basis rental rates (67.5% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of March 31, 2024 our real estate portfolio included:

●	245 industrial buildings totaling approximately 51.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 96.9% occupied (97.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years; and
●	Seven industrial buildings totaling approximately 2.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of March 31, 2024, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of March 31, 2024, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in our joint venture partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of March 31, 2024, we had debt security investments designated as available-for-sale securities with a fair value of $86.6 million and a cumulative unrealized gain of $0.9 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.65 years as of March 31, 2024.

As of March 31, 2024, we had three debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $211.2 million, with a weighted-average remaining term of 2.14 years and a weighted-average interest rate of 9.02%, calculated based on Term SOFR plus a weighted-average margin of 3.69%. As of March 31, 2024, the outstanding principal amount and fair value were both $155.4 million.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.36 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.32 billion, representing a difference of approximately $1.0 billion, or 14.2%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former

Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2024 and December 31, 2023:

	As of
(in thousands)	March 31, 2024	December 31, 2023
Investments in industrial properties	$8,364,750	$8,632,800
Investment in unconsolidated joint venture partnership	17,885	19,277
Investments in real estate debt and securities	242,037	184,755
DST Program Loans	175,370	199,154
Cash and cash equivalents	82,797	14,322
Restricted cash	29,046	620
Other assets	73,322	75,208
Line of credit, term loans and mortgage notes	(3,557,200)	(3,442,540)
Secured financings on investments in real estate-related securities	(46,366)	(42,298)
Financing obligations associated with our DST Program	(1,453,708)	(1,569,545)
Other liabilities	(133,137)	(144,286)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,585)	(5,813)
Aggregate Fund NAV	$3,789,211	$3,921,654
Total Fund Interests outstanding	301,785	296,513

The following table sets forth the NAV per Fund Interest as of March 31, 2024:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares (1)	OP Units
Monthly NAV	$3,789,211	$1,571,390	$251,407	$1,739,310	$227,104
Fund Interests outstanding	301,785	125,151	20,023	138,524	18,087
NAV Per Fund Interest	$12.5560	$12.5560	$12.5560	$12.5560	$12.5560

(1) Total Class I Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of March 31, 2024, we estimated approximately $70.3 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the DSTs and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 6 to the Condensed Consolidated Financial Statements” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures, and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.25% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of March 31, 2024, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.8%
Discount rate / internal rate of return	7.2%
Average holding period (years)	10.0

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

		Increase (Decrease) to the
Input	Hypothetical Change	Fair Value of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.0%
	0.25% increase	(2.8)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of March 31, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2024 was $138.8 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $138.8 million, or $0.46 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2024:

(in thousands)	As of March 31, 2024
Total stockholders' equity	$1,763,538
Noncontrolling interests	60,788
Total equity under GAAP	1,824,326

Adjustments:
Accrued distribution fee (1)	69,130
Redeemable noncontrolling interests (2)	111,010
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,143,077
Unrealized gain (loss) on investments in unconsolidated joint venture partnership (4)	(2,633)
Accumulated depreciation and amortization (5)	757,247
Other adjustments (6)	(112,946)
Aggregate Fund NAV	$3,789,211
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares, Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Our investment in our unconsolidated joint venture partnership is presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investment in our unconsolidated joint venture partnership are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $13.23 per share as of December 31, 2023 to $12.56 per share as of March 31, 2024. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of interest rate increases.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of March 31, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(8.47)%	(8.47)%	(17.22)%	9.17%	7.59%	7.02%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(8.79)%	(8.79)%	(17.83)%	10.03%	7.98%	7.32%
Difference	0.32%	0.32%	0.61%	(0.86)%	(0.39)%	(0.30)%

Class T Share Total Return (without Sales Charge) (3)	(4.16)%	(4.16)%	(13.32)%	10.86%	8.59%	7.79%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.49)%	(4.49)%	(13.96)%	11.73%	8.98%	8.09%
Difference	0.33%	0.33%	0.64%	(0.87)%	(0.39)%	(0.30)%

Class D Share Total Return (3)	(4.02)%	(4.02)%	(12.83)%	11.43%	9.13%	8.71%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.36)%	(4.36)%	(13.47)%	12.30%	9.52%	9.04%
Difference	0.34%	0.34%	0.64%	(0.87)%	(0.39)%	(0.33)%

Class I Share Total Return (3)	(3.97)%	(3.97)%	(12.62)%	11.76%	9.54%	8.76%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(4.30)%	(4.30)%	(13.26)%	12.64%	9.94%	9.07%
Difference	0.33%	0.33%	0.64%	(0.88)%	(0.40)%	(0.31)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

Trends Affecting Our Business

Macroeconomic performance during the first quarter of 2024 has shown continued inflationary pressures, higher revisions to future interest rate levels, ongoing regulatory uncertainty and greater geopolitical risks. The publicly traded equity and credit markets delivered positive returns for most asset classes, as the stability of the U.S. banking system and resilient fundamental macroeconomic performance drove improved investor demand and generally reduced risk premiums. Despite the overall improvement in the liquid capital markets, the industrial real estate markets continue to be impacted by certain property-specific and macroeconomic factors. Most notably, the first quarter of 2024 was another period of higher revisions for future market rate expectation amidst generally restrictive credit conditions, especially from regulated lending institutions that are adjusting their business models to increase capital requirements for direct loans. Collectively, these market dynamics pose challenges to industrial real estate values and transaction activity. Although the Federal Reserve has signaled for a potential decrease in interest rates in 2024, heightened inflation has indicated that the interest rates may remain higher than previously expected. There is no certainty that there will be a decrease in interest rates in 2024 and there is no certainty as to the magnitude or pace of potential decreases, especially if inflation accelerates.

We believe that some of these market trends may be offset by the material decline in new industrial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this burgeoning trend there is a significant amount of unspent capital targeting industrial real estate properties that could support values and elevate transaction activities.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the three months ended March 31, 2024, we completed the following activities:

●	Our NAV decreased to $12.56 per share as of March 31, 2024 from $13.23 per share as of December 31, 2023. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this decrease.
●	We raised $42.4 million of gross equity capital from our public offerings. Additionally, we raised $68.4 million of gross capital through private placement offerings by selling DST Interests, $5.2 million of which were financed by DST Program Loans, net of repayments. We redeemed 7.8 million shares for an aggregate dollar amount of $102.9 million.
●	We leased approximately 1.6 million square feet, which included 0.4 million square feet of new and future leases and 1.2 million square feet of renewals through 20 separate transactions with an average annual base rent of $8.02 per square foot, representing rent growth of 55.0% on comparable leases, calculated using cash basis rental rates (67.5% when calculated on a GAAP basis).
●	We acquired one debt-related investment of a floating-rate senior loan with an aggregate commitment of up to $36.4 million, with a weighted-average remaining term of 2.90 years and an interest rate of 10.08%, calculated based on Term SOFR plus a margin of 4.75%. As of March 31, 2024, the principal amount and fair value were both $12.3 million.
●	We acquired debt security investments with an aggregate face amount of $30.9 million with a weighted-average remaining term of 4.90 years. As of March 31, 2024, the amortized cost was $30.8 million and the fair value was $30.9 million.
●	We issued 9.7 million OP Units in exchange for DST Interests for a net investment of $128.9 million.
●	We disposed of four industrial buildings comprised of approximately 0.6 million square feet for net proceeds of approximately $103.7 million and recorded a net gain on sale of $37.3 million related to the sale of these buildings.

Portfolio Information

As of March 31, 2024 and December 31, 2023, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2024	December 31, 2023
Portfolio data:
Total buildings	252	256
Total rentable square feet	53,426	54,028
Total number of customers	418	429
Percent occupied of operating portfolio (1)	96.9%	97.3%
Percent occupied of total portfolio (1)	93.1%	93.5%
Percent leased of operating portfolio (1)	97.4%	97.7%
Percent leased of total portfolio (1)	93.8%	93.9%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, and for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	For the Three Months Ended				For the Three Months Ended March 31,
(in thousands, except per share data)	March 31, 2024	December 31, 2023	Change	% Change	2024	2023	Change	% Change
Revenues:
Rental revenues	$120,264	$118,503	$1,761	1.5%	$120,264	$111,576	$8,688	7.8%
Debt-related income	5,134	3,825	1,309	34.2%	5,134	1,068	4,066	NM
Total revenues	125,398	122,328	3,070	2.5%	125,398	112,644	12,754	11.3%
Operating expenses:
Rental expenses	29,843	27,619	2,224	8.1%	29,843	27,178	2,665	9.8%
Real estate-related depreciation and amortization	72,230	76,925	(4,695)	(6.1)%	72,230	72,331	(101)	(0.1)%
General and administrative expenses	4,475	3,742	733	19.6%	4,475	4,127	348	8.4%
Advisory fees	17,007	17,656	(649)	(3.7)%	17,007	19,254	(2,247)	(11.7)%
Acquisition costs and reimbursements	554	732	(178)	(24.3)%	554	8,319	(7,765)	(93.3)%
Total operating expenses	124,109	126,674	(2,565)	(2.0)%	124,109	131,209	(7,100)	(5.4)%
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	7	56	(49)	(87.5)%	7	(76)	83	NM
Interest expense	(55,701)	(48,779)	(6,922)	(14.2)%	(55,701)	(48,464)	(7,237)	(14.9)%
Unrealized gain on financing obligations	2,005	179	1,826	NM	2,005	—	2,005	100.0%
Gain on derivative instruments	2,319	(2,359)	4,678	NM	2,319	(1,584)	3,903	NM
Gain on sale of real estate property	37,342	—	37,342	100.0%	37,342	—	37,342	100.0%
Other income and (expenses)	2,571	2,945	(374)	(12.7)%	2,571	2,214	357	16.1%
Total other income (expenses)	(11,457)	(47,958)	36,501	(76.1)%	(11,457)	(47,910)	36,453	(76.1)%
Net loss	(10,168)	(52,304)	42,136	80.6%	(10,168)	(66,475)	56,307	84.7%
Net (loss) income attributable to redeemable noncontrolling interests	282	1,400	(1,118)	(79.9)%	282	1,672	(1,390)	(83.1)%
Net loss (income) attributable to noncontrolling interests	208	(10)	218	NM	208	(9)	217	NM
Net loss attributable to common stockholders	$(9,678)	$(50,914)	$41,236	81.0%	$(9,678)	$(64,812)	$55,134	85.1%
Weighted-average shares outstanding—basic	285,990	291,121	(5,131)	(1.8)%	285,990	313,491	(27,501)	(8.8)%
Weighted-average shares outstanding—diluted	300,758	299,589	1,169	0.4%	300,758	321,582	(20,824)	(6.5)%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.03)	$(0.17)	$0.14	80.7%	$(0.03)	$(0.21)	$0.17	83.6%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $3.1 million, or 2.5%, for the three months ended March 31, 2024, as compared to the previous quarter, and by approximately $12.8 million, or 11.3%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily driven by an increase in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $1.8 million, or 1.5%, for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to leasing activity for the three months ended March 31, 2024, and the associated rent growth on comparable leases, which averaged 67.5%, calculated using GAAP basis rental rates.

Rental revenues increased by $8.7 million, or 7.8%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the increase in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio, partially offset by decreases in average occupancy driven by the acquisition of value-add properties and development completions since March 31, 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Total rental expenses increased by $2.2 million, or 8.1%, for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to the increase in recoverable property taxes. Total rental expenses increased by $2.7 million, or 9.8%, for the three months ended March 31, 2024, as compared to the same period in 2023, due to the increase in non-same store expenses resulting from the acquisition and development completion activity since January 1, 2023, as well as the increase in recoverable property taxes related to the same store portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $1.3 million, or 34.2%, for the three months ended March 31, 2024, as compared to the previous quarter, and $4.1 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to timing of the additions of debt-related securities and debt-related investments to our portfolio during the three months ended March 31, 2024.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense decreased by $4.7 million, or 6.1%, for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to the disposition of four industrial properties totaling 0.6 million square feet during the three months ended March 31, 2024, as well as the timing of certain depreciation adjustments during the three months ended December 31, 2023 and depreciation write-offs associated with the dispositions occurring during the three months ended March 31, 2024. Real estate-related depreciation and amortization expense decreased by $0.1 million, or 0.1%, for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the disposition activity mentioned above, partially offset by our acquisition and development completion activity.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $0.1 million for the three months ended March 31, 2024, as compared to the previous quarter. In aggregate, the remaining operating expenses increased by $9.7 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the following:

●	a $7.8 million decrease in acquisition costs and reimbursements due to the decrease in deployment during the three months ended March 31, 2024 as compared to the same period of the previous year during which we acquired one building for a purchase price of $49.6 million.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a  $36.6 million impact on our net income (loss) for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to the following:

●	the $37.3 million net gain on disposition of real estate properties related to the sale of four industrial properties during the three months ended March 31, 2024, while we had no dispositions in the previous quarter; and
●	the $2.3 million of gain on derivative instruments for the three months ended March 31, 2024, as compared to the $2.4 million of loss on derivative instruments for the previous quarter, due to the changes in market expectations of future interest rate changes.

Partially offset by:

●	an increase in interest expense of $6.9 million, or 14.2%, for the three months ended March 31, 2024 as compared to the previous quarter, primarily due to (i) a $3.3 million increase in interest expense related to increased borrowings on our line of credit, as well as increased interest rates on certain variable rate debt; (ii) a $3.8 million increase in the amortization of the value of our financing obligations for the three months ended March 31, 2024; and (iii) a $1.4 million increase in the amortization of our interest rate cap premiums; partially offset by a $2.2 million increase in the cash settlements related to our interest rate cap agreements.

In aggregate, the remaining items that comprise our net income (loss) had a $36.5 million impact on our net income (loss) for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the following:

●	the $37.3 million net gain on disposition of real estate properties related to the sale of four industrial properties during the three months ended March 31, 2024, while we had no dispositions in the same quarter of the previous year;
●	a $3.9 million increase in our gain on derivative instruments for the three months ended March 31, 2024, as compared to the same period of the previous year, due to the changes in market expectations of future interest rate changes; and
●	a $2.0 million increase in our unrealized gain on financing obligations for the three months ended March 31, 2024, as compared to the same period of the previous year, primarily due to the increase in the fair value of the financing obligations for which we have elected the fair value option.

Partially offset by:

●	an increase in interest expense of $7.2 million, or 14.9%, for the three months ended March 31, 2024 as compared to the same quarter of the previous year, primarily due to (i) a $14.3 million increase in interest expense related to increased borrowings on our line of credit, as well as increased interest rates on certain variable rate debt; (ii) a $3.3 million increase of master lease payments recorded as interest expense associated with our DST Program; and (iii) a $2.6 million increase in the amortization of our interest rate cap premiums; partially offset by (i) an $11.4 million decrease in the amortization of the value of our financing obligations for the three months ended March 31, 2024; and (ii) a $4.2 million increase in the cash settlements related to our interest rate cap agreements.

Same Store Portfolio Results of Operations

Property net operating income (“NOI”) is a supplemental non-GAAP measure of our property operating results. We define property NOI as rental revenues less operating expenses. While we believe our net income (loss), as defined by GAAP, to be the most appropriate measure to evaluate our overall performance, we consider property NOI to be an appropriate supplemental performance measure. We believe property NOI provides useful information to our investors regarding our results of operations because property NOI reflects the operating performance of our properties and excludes certain items that are not considered to be controllable in connection with the management of properties, such as real estate-related depreciation and amortization, acquisition-related expenses, advisory fees, impairment charges, general and administrative expenses, interest expense, gains on sale of properties, other income and expense and noncontrolling interests. However, property NOI should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our property NOI may not be comparable to that of other real estate companies as they may use different methodologies for calculating property NOI, therefore our investors should consider net income (loss) as the primary indicator of our overall financial performance.

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

The same store operating portfolio for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023 presented below included 242 buildings totaling approximately 50.5 million square feet owned as of October 1, 2023, which represented 94.4% of total rentable square feet, 96.7% of total rental revenues, and 96.9% of net operating income for the three months ended March 31, 2024. The same store operating portfolio for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 presented below included 236 buildings totaling approximately 49.1 million square feet owned as of January 1, 2023, which represented 91.8% of total rentable square feet, 93.1% of total rental revenues, and 93.3% of net operating income for the three months ended March 31, 2024.

The following table reconciles GAAP net income (loss) to same store property NOI for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, and the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	For the Three Months Ended				For the Three Months Ended March 31,
(in thousands)	March 31, 2024	December 31, 2023	Change	% Change	2024	2023	Change	% Change
Net loss attributable to common stockholders	$(9,678)	$(50,914)	$41,236	81.0%	$(9,678)	$(64,812)	$55,134	85.1%
Debt-related income	(5,134)	(3,825)	(1,309)	(34.2)%	(5,134)	(1,068)	(4,066)	NM
Real estate-related depreciation and amortization	72,230	76,925	(4,695)	(6.1)%	72,230	72,331	(101)	(0.1)%
General and administrative expenses	4,475	3,742	733	19.6%	4,475	4,127	348	8.4%
Advisory fees	17,007	17,656	(649)	(3.7)%	17,007	19,254	(2,247)	(11.7)%
Acquisition costs and reimbursements	554	732	(178)	(24.3)%	554	8,319	(7,765)	(93.3)%
Equity in loss from unconsolidated joint venture partnership	(7)	(56)	49	87.5%	(7)	76	(83)	NM
Interest expense	55,701	48,779	6,922	14.2%	55,701	48,464	7,237	14.9%
Unrealized gain on financing obligations	(2,005)	(179)	(1,826)	NM	(2,005)	—	(2,005)	100.0%
(Gain) loss on derivative instruments	(2,319)	2,359	(4,678)	NM	(2,319)	1,584	(3,903)	NM
Gain on sale of real estate property	(37,342)	—	(37,342)	100.0%	(37,342)	—	(37,342)	100.0%
Other income and expenses	(2,571)	(2,945)	374	12.7%	(2,571)	(2,214)	(357)	(16.1)%
Net loss attributable to redeemable noncontrolling interests	(282)	(1,400)	1,118	79.9%	(282)	(1,672)	1,390	83.1%
Net (loss) income attributable to noncontrolling interests	(208)	10	(218)	NM	(208)	9	(217)	NM
Net operating income	$90,421	$90,884	$(463)	(0.5)%	$90,421	$84,398	$6,023	7.1%
Less: Non-same store property NOI	2,772	2,542	230	9.0%	6,072	1,666	4,406	NM
Same store property NOI	$87,649	$88,342	$(693)	(0.8)%	$84,349	$82,732	$1,617	2.0%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended March 31, 2024 as compared to the three months ended December 31, 2023, and for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023:

	For the Three Months Ended				For the Three Months Ended
(in thousands)	March 31, 2024	December 31, 2023	Change	% Change	March 31, 2024	March 31, 2023	Change	% Change
Rental revenues:
Same store operating properties	$116,312	$114,972	$1,340	1.2%	$111,913	$109,199	$2,714	2.5%
Other properties	3,952	3,531	421	11.9%	8,351	2,377	5,974	NM
Total rental revenues	120,264	118,503	1,761	1.5%	120,264	111,576	8,688	7.8%
Rental expenses:
Same store operating properties	(28,663)	(26,630)	(2,033)	(7.6)%	(27,564)	(26,467)	(1,097)	(4.1)%
Other properties	(1,180)	(989)	(191)	(19.3)%	(2,279)	(711)	(1,568)	NM
Total rental expenses	(29,843)	(27,619)	(2,224)	(8.1)%	(29,843)	(27,178)	(2,665)	(9.8)%
Net operating income:
Same store operating properties	87,649	88,342	(693)	(0.8)%	84,349	82,732	1,617	2.0%
Other properties	2,772	2,542	230	9.0%	6,072	1,666	4,406	NM
Total property net operating income	$90,421	$90,884	$(463)	(0.5)%	$90,421	$84,398	$6,023	7.1%

NM = Not meaningful

Rental Revenues. Non-same store rental revenues increased by $0.4 million, or 11.9%, for the three months ended March 31, 2024 as compared to the previous quarter, as a result of rental rate growth. Same store rental revenues increased by $1.3 million, or 1.2%, for the three months ended March 31, 2024 as compared to the previous quarter, primarily due to rental rate growth, as well as an increase in recovery revenue, partially offset by a small decrease in average occupancy of same store properties.

Non-same store rental revenues increased by $6.0 million for the three months ended March 31, 2024, as compared to the same period in 2023, primarily due to the addition of four industrial buildings that we have acquired since January 1, 2023, as well as three value-add properties that were acquired during 2022 and stabilized during 2023. Same store rental revenues increased by $2.7 million, or 2.5%, for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to increases in rental rates of same store properties, partially offset by a small decrease to average occupancy.

Rental Expenses. Non-same store rental expenses increased by $0.2 million, or 19.3%, for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to an increase in recoverable property taxes. Same store rental expenses increased

$2.0 million, or 7.6%, for the three months ended March 31, 2024, as compared to the previous quarter, primarily due to an increase in recoverable property taxes and certain utility costs, partially offset by a reduction of certain utility costs.

Non-same store rental expenses increased by $1.6 million for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to the growth of our portfolio, as described above. Same store rental expenses increased by $1.1 million, or 4.1%, for the three months ended March 31, 2024 as compared to the same period in 2023, primarily due to an increase in property taxes, as well as certain repair and maintenance costs.

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

FFO. As defined by the National Association of Real Estate Investment Trusts (“NAREIT”), FFO is a non-GAAP measure that excludes certain items such as real estate-related depreciation and amortization. We believe FFO is a meaningful supplemental measure of our operating performance that is useful to investors because depreciation and amortization in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. By excluding gains or losses on the sale of assets, we believe FFO provides a helpful additional measure of our consolidated operating performance on a comparative basis. We use FFO as an indication of our consolidated operating performance and as a guide to making decisions about future investments.

AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, (iii) increase (decrease) in financing obligation liability appreciation, and (iv) forfeited investment deposits, as applicable.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to NAREIT FFO and AFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
GAAP net loss	$(10,168)	$(66,475)
Weighted-average shares outstanding—diluted	300,758	321,582
GAAP net loss per common share—diluted	$(0.03)	$(0.21)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	72,230	72,331
Our share of adjustment above from unconsolidated joint venture partnership	47	—
Gain on sale of real estate property	(37,342)	—
NAREIT FFO	$24,767	$5,856
NAREIT FFO per common share—diluted	$0.08	$0.02
Adjustments to arrive at AFFO:
Unrealized loss on financial instruments (1)	824	5,480
(Decrease) increase in financing obligation liability appreciation	(6,664)	4,734
Forfeited investment deposit	—	7,689
AFFO	$18,927	$23,759
(1)	Unrealized loss on changes in fair value of financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges and financing obligations for which we have elected the fair value option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of March 31, 2024, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $3.6 billion, with $38.0 million becoming payable within the next 12 months. As of March 31, 2024, we had $139.2 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of March 31, 2024, we had $35.8 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates, high inflation and the potential recessionary environment, we may experience a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the three months ended March 31, 2024, we raised $42.4 million of gross equity capital from our public offering and redemptions of common stock amounted to $102.9 million. As of March 31, 2024, we had cash and cash equivalents of $82.8 million and leverage of 40.8%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2024. As of March 31, 2024, we owned and managed a real estate portfolio that included 252 industrial buildings totaling approximately 53.4 million square feet, with a diverse roster of 418 customers, large and small, spanning a multitude of industries and sectors across 29 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 93.1% occupied (93.8% leased) with a weighted-average remaining lease term (based on square feet) of 3.9 years.

The Advisor, subject to the oversight of our board of directors and, under certain circumstances, the investment committee or other committees established by our board of directors, will continue to evaluate potential acquisitions and dispositions and will engage in negotiations with sellers and lenders on our behalf. Pending investment in property, debt and other investments, we may decide to temporarily invest any unused proceeds from our securities offerings in certain investments that are expected to yield lower returns than those earned on real estate assets. During these times of economic uncertainty, we have seen and could once again see a slowdown in transaction volume, which would adversely impact our ability to acquire real estate assets, which would cause us to retain more lower yielding investments and hold them for longer periods of time while we seek to acquire additional real estate assets. These lower returns may affect our NAV and our ability to make distributions to our stockholders. Potential future sources of capital include proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of assets, and undistributed funds from operations.

We believe that our cash on-hand, anticipated net offering proceeds, and anticipated financing activities will be sufficient to meet our liquidity needs for the foreseeable future over the next 12 months and beyond.

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2024	2023	Change
Total cash provided by (used in):
Operating activities	$13,637	$(60,202)	$73,839
Investing activities	14,297	(104,007)	118,304
Financing activities	68,967	131,120	(62,153)
Net increase (decrease) in cash, cash equivalents and restricted cash	$96,901	$(33,089)	$129,990

Cash flows from operating activities during the three months ended March 31, 2024 increased by approximately $73.8 million as compared to the same period in 2023, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million during the first quarter of 2023, while there was no 2023 performance participation allocation owed or settled during the first quarter of 2024; and (ii) an $11.4 million decrease in the amortization of the value of our financing obligations; partially offset by a $15.8 million increase in interest expense related to our consolidated indebtedness as a result of increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash provided by investing activities during the three months ended March 31, 2024 increased by approximately $118.3 million as compared to the same period in 2023, primarily due to (i) the $103.7 million of net proceeds from the sale of four industrial properties during the three months ended March 31, 2024; (ii) a net decrease in acquisition activity of $40.1 million, which was driven by the closing of the acquisition of one building for a purchase price of $49.6 million during the three months ended March 31, 2023, while there were no real property acquisitions during the first quarter of 2024; and (iii) a net decrease in capital expenditure activity of $31.4 million related to decreased development activity during the three months ended March 31, 2024; partially offset by (i) the purchase of $30.8 million of available-for-sale debt securities during the three months ended March 31, 2024; and (ii) the purchase of $25.3 million of debt-related investments during the three months ended March 31, 2024.

Cash provided by financing activities during the three months ended March 31, 2024 decreased by approximately $62.2 million as compared to the same period in 2023, primarily driven by (i) a $60.8 million decrease in capital raised through our public offering, net of offering costs paid; (ii) a decrease in net proceeds from financing obligations associated with the DST Program of $31.5 million; partially offset by the $32.1 million decrease in redemptions of our common stock.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balance available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2024, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $683.0 million outstanding under our line of credit with an effective interest rate of 6.12%, which includes the effect of three interest rate cap agreements on $150.0 million of these borrowings. Additionally, as of March 31, 2024, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.50%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $317.0 million as of March 31, 2024. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed

Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of March 31, 2024, we had property-level borrowings of approximately $1.7 billion of principal outstanding with a weighted-average remaining term of 2.3 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 3.96%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of March 31, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 40.8% as of March 31, 2024. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of March 31, 2024, we had $1.5 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the three months ended March 31, 2024, aggregate gross proceeds raised from our public offering, including proceeds raised through our distribution reinvestment plan, were $42.4 million ($42.2 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2024, 30.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 69.8% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 49.8% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 20.0% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the second quarter of 2024, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month of the second quarter of 2024, or April 30, 2024, May 31, 2024 and June 28, 2024 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.15 per Class I share of common stock and (ii) $0.15 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.05 per Class I share of common stock and (ii) $0.05 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the second quarter of 2024 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the quarters ended as of the dates indicated below:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$22,651	50.2%	$23,197	52.9%
Reinvested in shares	22,484	49.8	20,653	47.1
Total (2)	$45,135	100.0%	$43,850	100.0%
Sources of Distributions
Cash flows from operating activities	$13,637	30.2%	$—	—%
Borrowings	9,014	20.0	23,197	52.9
DRIP (3)	22,484	49.8	20,653	47.1
Total (2)	$45,135	100.0%	$43,850	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees relating to Class T shares, Class D shares, and OP Units. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Includes distributions paid to holders of OP Units for redeemable noncontrolling interests.
(3)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended March 31, 2024 and 2023, our NAREIT FFO was $24.8 million and $5.9 million, respectively, compared to total gross distributions of $45.1 million and $43.9 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the three months ended March 31, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	7,794	8,859
Aggregate dollar amount of shares redeemed	$102,852	$134,988
Average redemption price per share	$13.20	$15.24

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of March 31, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of March 31, 2024, our fixed interest rate debt consisted of $200.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $996.7 million of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 48.4% of our total consolidated debt as of March 31, 2024. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.65 billion and $1.72 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2024. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2024, our consolidated variable interest rate debt consisted of $683.0 million under our line of credit, $350.0 million under our $550.0 million term loan, and $727.3 million under three of our mortgage notes, which represented 51.6% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $1.84 billion of consolidated borrowings; however, $1.3 billion of these borrowings are capped through the use of eleven interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2024, would increase our annual interest expense by approximately $1.6 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate commitments of $211.2 million and aggregate outstanding principal of $155.4 million as of March 31, 2024, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of March 31, 2024, we had 22 outstanding derivative instruments with a total notional amount of $2.4 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps. Alternatively, in the case of a significant decrease in interest rates, our debt-related investments could be adversely impacted and interest income from our debt-related investments could decrease substantially, which could reduce the effectiveness of our interest rate risk strategy, as described above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K, which could materially affect our business, financial condition, and/or future results. The risks described in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

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

The table below summarizes the redemption activity for the three months ended March 31, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
January 31, 2024	1,999	$13.44	1,999	—
February 29, 2024	2,361	13.22	2,361	—
March 31, 2024 (3)	3,434	13.04	3,434	—
Total	7,794	$13.20	7,794	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in March 2024 are considered redeemed on April 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $125.5 million of shares of common stock for the three months ended March 31, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, filed on May 10, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

May 10, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 10, 2024	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)