Form 10-Q
period 2024-06-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2024-08-12
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, there were 107,245,100 shares of the registrant’s Class T common stock, 19,147,798 shares of the registrant’s Class D common stock and 144,414,734 shares of the registrant’s Class I common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2024	2023
	(unaudited)
ASSETS
Net investment in real estate properties	$6,643,148	$6,753,978
Investment in unconsolidated joint venture partnership	20,563	20,511
Investments in real estate debt and securities, at fair value	356,597	184,755
Cash and cash equivalents	31,431	14,322
Restricted cash	3,091	620
Derivative instruments	92,679	83,531
DST Program Loans (includes $10,466 and $2,439 at fair value as of June 30, 2024 and December 31, 2023, respectively)	137,466	202,715
Other assets	81,649	69,072
Total assets	$7,366,624	$7,329,504
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$77,976	$101,013
Debt, net	3,728,496	3,421,181
Secured financings on investments in real estate debt securities	106,799	42,298
Intangible lease liabilities, net	69,333	75,141
Financing obligations, net (includes $197,504 and $87,145 at fair value as of June 30, 2024 and December 31, 2023, respectively)	1,253,684	1,658,634
Distribution fees payable to affiliates	86,864	64,517
Other liabilities	55,845	57,176
Total liabilities	5,378,997	5,419,960
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	107,992	114,310
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value - 200,000 shares authorized, none issued and outstanding	—	—
Class T common stock, $0.01 par value per share - 1,200,000 shares authorized, 113,066 and 162,838 shares issued and outstanding, respectively	1,131	1,628
Class D common stock, $0.01 par value per share - 75,000 shares authorized, 19,371 and 20,410 shares issued and outstanding, respectively	194	204
Class I common stock, $0.01 par value per share - 225,000 shares authorized, 140,838 and 105,358 shares issued and outstanding, respectively	1,408	1,054
Additional paid-in capital	2,848,494	2,850,329
Accumulated deficit and distributions	(1,224,905)	(1,094,009)
Accumulated other comprehensive income	46,147	35,716
Total stockholders’ equity	1,672,469	1,794,922
Noncontrolling interests	207,166	312
Total equity	1,879,635	1,795,234
Total liabilities and equity	$7,366,624	$7,329,504

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Rental revenues	$122,077	$112,643	$242,341	$224,219
Debt-related income	7,709	1,146	12,843	2,214
Total revenues	129,786	113,789	255,184	226,433
Operating expenses:
Rental expenses	31,139	27,566	60,982	54,744
Real estate-related depreciation and amortization	72,216	72,009	144,446	144,340
General and administrative expenses	4,749	3,943	9,224	8,070
Advisory fees	16,495	18,965	33,502	38,219
Acquisition costs and reimbursements	642	412	1,196	8,731
Total operating expenses	125,241	122,895	249,350	254,104
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	18	(63)	25	(139)
Interest expense	(63,448)	(49,971)	(119,149)	(98,435)
Unrealized gain on financing obligations	95	—	2,100	—
Unrealized loss on DST Program Loans	(245)	—	(245)	—
Gain on derivative instruments	677	7,236	2,996	5,652
Net gain on sale of real estate property	6,187	—	43,529	—
Other income and expenses	2,227	2,311	4,798	4,525
Total other income (expenses)	(54,489)	(40,487)	(65,946)	(88,397)
Net loss	(49,944)	(49,593)	(60,112)	(116,068)
Net loss attributable to redeemable noncontrolling interests	1,304	1,346	1,586	3,018
Net loss (income) attributable to noncontrolling interests	5,270	(10)	5,478	(19)
Net loss attributable to common stockholders	$(43,370)	$(48,257)	$(53,048)	$(113,069)
Weighted-average shares outstanding—basic	277,521	309,616	281,755	311,543
Weighted-average shares outstanding—diluted	319,660	318,254	310,209	319,909
Net loss attributable to common stockholders per common share—basic and diluted	$(0.16)	$(0.16)	$(0.19)	$(0.36)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(49,944)	$(49,593)	$(60,112)	$(116,068)
Change from cash flow hedging activities	(865)	20,571	17,515	263
Change from activities related to available-for-sale debt securities	(515)	636	(42)	387
Comprehensive loss	(51,324)	(28,386)	(42,639)	(115,418)
Comprehensive loss attributable to redeemable noncontrolling interests	1,340	770	1,099	2,959
Comprehensive loss attributable to noncontrolling interests	5,416	—	5,221	—
Comprehensive loss attributable to common stockholders	$(44,568)	$(27,616)	$(36,319)	$(112,459)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	312,522	$3,125	$3,183,710	$(840,246)	$50,215	$312	$2,397,116
Net (loss) income (excludes $1,346 attributable to redeemable noncontrolling interests)	—	—	—	(48,257)	—	10	(48,247)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $576 attributable to redeemable noncontrolling interests)	—	—	—	—	20,631	—	20,631
Issuance of common stock	5,033	50	76,641	—	—	—	76,691
Share-based compensation, net of cancellations	—	—	702	—	—	—	702
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,153)	—	—	—	(2,153)
Trailing distribution fees	—	—	(346)	6,344	—	—	5,998
Redemptions of common stock	(9,750)	(97)	(145,854)	—	—	—	(145,951)
Distributions declared (excludes $1,177 attributable to redeemable noncontrolling interests)	—	—	—	(42,191)	—	(10)	(42,201)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	1,853	—	—	—	1,853
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024	284,071	$2,841	$2,851,223	$(1,142,991)	$52,465	$60,788	$1,824,326
Net loss (excludes $1,304 attributable to redeemable noncontrolling interests)	—	—	—	(43,370)	—	(5,270)	(48,640)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $37 attributable to redeemable noncontrolling interests)	—	—	—	—	(1,197)	(146)	(1,343)
Issuance of common stock	3,167	32	39,835	—	—	—	39,867
Share-based compensation, net of cancellations	(4)	—	776	—	—	—	776
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,336)	—	—	—	(1,336)
Trailing distribution fees	—	—	2,571	3,082	—	(23,389)	(17,736)
Redemptions of common stock	(13,959)	(140)	(176,180)	—	—	—	(176,320)
Issuances of OP Units for DST Interests	—	—	—	—	—	307,321	307,321
Distributions declared (excludes $1,252 attributable to redeemable noncontrolling interests)	—	—	—	(41,626)	—	(5,079)	(46,705)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(575)	—	—	—	(575)
Reallocation of stockholders' equity and noncontrolling interests	—	—	132,180	—	(5,121)	(127,059)	—
Balance as of June 30, 2024	273,275	$2,733	$2,848,494	$(1,224,905)	$46,147	$207,166	$1,879,635

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $3,018 attributable to redeemable noncontrolling interests)	—	—	—	(113,069)	—	19	(113,050)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $59 attributable to redeemable noncontrolling interests)	—	—	—	—	591	—	591
Issuance of common stock	11,919	119	180,362	—	—	—	180,481
Share-based compensation, net of cancellations	(49)	—	1,331	—	—	—	1,331
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,105)	—	—	—	(5,105)
Trailing distribution fees	—	—	(1,325)	13,150	—	—	11,825
Redemptions of common stock	(18,609)	(186)	(280,753)	—	—	—	(280,939)
Distributions declared (excludes $2,284 attributable to redeemable noncontrolling interests)	—	—	—	(84,934)	—	(19)	(84,953)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	911	—	—	—	911
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net loss (excludes $1,586 attributable to redeemable noncontrolling interests)	—	—	—	(53,048)	—	(5,478)	(58,526)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $487 attributable to redeemable noncontrolling interests)	—	—	—	—	16,729	257	16,986
Issuance of common stock	6,500	65	82,214	—	—	—	82,279
Share-based compensation, net of cancellations	(78)	(1)	950	—	—	—	949
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,067)	—	—	—	(3,067)
Trailing distribution fees	—	—	3,363	6,678	—	(32,390)	(22,349)
Redemptions of common stock	(21,753)	(217)	(278,955)	—	—	—	(279,172)
Issuances of OP Units for DST Interests	—	—	—	—	—	436,174	436,174
Distributions declared (excludes $2,504 attributable to redeemable noncontrolling interests)	—	—	—	(84,526)	—	(6,062)	(90,588)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	1,715	—	—	—	1,715
Reallocation of stockholders' equity and noncontrolling interests	—	—	191,945	—	(6,298)	(185,647)	—
Balance as of June 30, 2024	273,275	$2,733	$2,848,494	$(1,224,905)	$46,147	$207,166	$1,879,635

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(60,112)	$(116,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	144,446	144,340
Amortization of deferred financing costs	6,037	4,899
(Decrease) increase in financing obligation liability appreciation	(6,664)	7,414
Equity in (income) loss from unconsolidated joint venture partnership	(25)	139
Loss on changes in fair value of interest rate caps	7,296	2,870
Amortization of interest rate cap premiums	5,135	—
Unrealized gain on financing obligations	(2,100)	—
Unrealized loss on DST Program Loans	245	—
Straight-line rent and amortization of above- and below-market leases	(16,298)	(17,749)
Net gain on sale of real estate property	(43,529)	—
Forfeited investment deposit	—	7,689
Other	48	2,212
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	(7,509)	5,048
Cash settlement of accrued performance participation allocation	—	(77,838)
Net cash provided by (used in) operating activities	26,970	(37,044)
Investing activities:
Real estate acquisitions	(148,804)	(40,081)
Proceeds from disposition of real estate properties	207,822	—
Capital expenditures	(69,452)	(116,796)
Investments in debt-related investments	(76,547)	—
Investment in unconsolidated joint venture partnership	(26)	(556)
Purchases of available-for-sale debt securities	(94,437)	—
Collection of principal on available-for-sale debt securities	1,848	692
Other	952	65
Net cash used in investing activities	(178,644)	(156,676)
Financing activities:
Proceeds from line of credit	480,000	315,000
Repayments of line of credit	(962,000)	(125,000)
Net proceeds from (repayments of) secured funding agreement	64,501	—
Proceeds from mortgage note	799,458	—
Debt issuance costs paid	(16,851)	(358)
Interest rate cap premiums	(4,738)	(8,563)
Proceeds from issuance of common stock, net	36,925	136,206
Proceeds from financing obligations, net	104,186	179,862
Offering costs paid in connection with issuance of common stock and private placements	(2,553)	(3,231)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(39,563)	(32,665)
Distribution fees paid to affiliates	(7,939)	(13,602)
Redemptions of common stock	(279,172)	(280,939)
Redemptions of redeemable noncontrolling interests	(1,000)	—
Net cash provided by financing activities	171,254	166,710
Net increase (decrease) in cash, cash equivalents and restricted cash	19,580	(27,010)
Cash, cash equivalents and restricted cash, at beginning of period	14,942	80,023
Cash, cash equivalents and restricted cash, at end of period	$34,522	$53,013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the six months ended June 30, 2023 have been reclassified to conform to the 2024 presentation.

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

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of June 30, 2024 and December 31, 2023, our consolidated investment in real estate properties consisted of 250 and 256 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction and one building in the pre-construction phase as of both June 30, 2024 and December 31, 2023.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Land	$1,298,884	$1,300,059
Building and improvements (1)	5,578,091	5,486,636
Intangible lease assets	505,774	498,053
Construction in progress	137,410	219,659
Investment in real estate properties	7,520,159	7,504,407
Less accumulated depreciation and amortization	(877,011)	(750,429)
Net investment in real estate properties	$6,643,148	$6,753,978

(1) Includes site improvements.

Acquisitions

During the six months ended June 30, 2024, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2024 Acquisitions:
Plainfield Distribution Center I&II	4/8/2024	2	$78,087
Baymeadow Commerce Center	5/9/2024	1	18,051
Nashville Logistics Center	6/27/2024	1	52,811
Total Acquisitions		4	$148,949
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

During the six months ended June 30, 2024, we allocated the purchase price of our acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2024
Land	$24,212
Building and improvements (1)	115,403
Intangible lease assets	13,007
Below-market lease liabilities	(3,673)
Total purchase price (2)	$148,949
(1)	Includes site improvements.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2024, as of the respective date of each acquisition, was 2.7 years.

Dispositions

During the six months ended June 30, 2024, we sold ten industrial buildings for aggregate net proceeds of approximately $207.8 million. We recorded a net gain on sale of approximately $43.5 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2024 and December 31, 2023 included the following:

	As of June 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$493,429	$(274,578)	$218,851	$485,184	$(243,878)	$241,306
Above-market lease assets (1)	12,345	(6,547)	5,798	12,869	(5,916)	6,953
Below-market lease liabilities	(132,467)	63,134	(69,333)	(129,823)	54,682	(75,141)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,009	$4,117	$8,224	$7,215
Above-market lease amortization	(417)	(530)	(856)	(1,083)
Below-market lease amortization	4,414	5,342	8,930	11,617
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$54,758	$51,472	$108,516	$101,907
Intangible lease asset amortization	17,458	20,537	35,930	42,433

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes.

The following table summarizes our debt-related investments as of June 30, 2024:

($ in thousands)				As of June 30, 2024
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	July 2023	$60,860	$49,289	$49,289	9.18%	Aug 2025
Senior	Industrial	NY	August 2023	113,910	101,897	101,897	8.83	Sept 2026
Senior	Industrial	TX	January 2024	36,404	19,921	19,921	10.08	Feb 2027
Senior	Industrial	NC	April 2024	38,350	37,000	37,000	8.58	Apr 2027
			Total / weighted-average	$249,524	$208,107	$208,107	9.00%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.1 years as of June 30, 2024.

The following table summarizes our debt-related investments as of December 31, 2023:

($ in thousands)				As of December 31, 2023
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	July 2023	$60,860	$29,700	$29,700	9.21%	Aug 2025
Senior	Industrial	NY	August 2023	113,910	99,423	99,423	8.86	Sept 2026
			Total / weighted-average	$174,770	$129,123	$129,123	8.94%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.5 years as of December 31, 2023.

Available-for-Sale Debt Securities

As of June 30, 2024 and December 31, 2023, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 4.0 years and 3.2 years as of June 30, 2024 and December 31, 2023, respectively. There were no credit losses associated with our available-for-sale debt securities as of June 30, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2024 and December 31, 2023:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of June 30, 2024	$150,152	$148,086	$2,066	$404	$148,490
As of December 31, 2023	$57,326	$55,186	$2,140	$446	$55,632
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2024	2023	Maturity Date	2024	2023
Line of credit (1)	3.67%	6.20%	March 2025	$88,000	$570,000
Term loan (2)	3.54	3.35	March 2027	550,000	550,000
Term loan (3)	3.47	3.42	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	4.01	3.58	August 2024 - January 2029	1,200,720	996,720
Floating-rate mortgage notes (5)	5.54	4.48	January 2025 - October 2026	1,323,896	725,605
Total principal amount / weighted-average (6)	4.38%	4.17%		$3,762,616	$3,442,325
Less unamortized debt issuance costs				(34,230)	(21,359)
Add unamortized mark-to-market adjustment on assumed debt				110	215
Total debt, net				$3,728,496	$3,421,181
Gross book value of properties encumbered by debt				$3,835,742	$2,596,052
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of June 30, 2024, total commitments for the line of credit were $1.0 billion and the unused portion under the line of credit was $912.0 million, of which $484.3 million was available.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $200.0 million of borrowings and interest rate cap agreements on $350.0 million of borrowings under the term loan. As of June 30, 2024, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of June 30, 2024, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note, a $129.1 million mortgage note and a $590.0 million mortgage note. As of June 30, 2024, borrowings under the $129.1 million mortgage note amounted to $116.6 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of interest rate cap agreements. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%, including the effects of interest rate cap agreements. The effective interest rate of the $590.0 million mortgage note is calculated based on Term SOFR plus a margin of 2.33%, including the effects of an interest rate cap agreement.
(6)	The weighted-average remaining term of our consolidated debt was approximately 2.1 years as of June 30, 2024, excluding any extension options on the line of credit and certain of our mortgage notes.

For the three months ended June 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $49.1 million and $33.6 million, respectively, including $3.0 million and $0.4 million, respectively, related to the amortization of our interest rate cap premiums. For the six months ended June 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $94.3 million and $64.5 million, respectively, including $5.8 million and $0.6 million, respectively, related to the amortization of our interest rate cap premiums. For the three and six months ended June 30, 2024, the amount of interest capitalized was $3.9 million and $9.0 million, respectively, and for the three and six months ended June 30, 2023, the amount of interest capitalized was $4.8 million and $9.3 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of June 30, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$38,000	$38,000
2025	88,000	—	985,080	1,073,080
2026	—	600,000	706,646	1,306,646
2027	—	550,000	333,750	883,750
2028	—	—	—	—
Thereafter	—	—	461,140	461,140
Total principal payments	$88,000	$1,150,000	$2,524,616	$3,762,616
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	With respect to our mortgage notes, the term of our $209.3 million mortgage note that matures in July 2025 may be extended pursuant to a one-year extension option, subject to certain conditions. Our $408.0 million mortgage note that matures in January 2025, our $367.8 million mortgage note that matures in July 2025, and our $129.1 million mortgage note that matures in October 2026, all may be extended pursuant to two one-year extension options, subject to certain conditions. Our $590.0 million mortgage note that matures in July 2026 may be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of June 30, 2024.

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

We have $106.8 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which are fair valued at $148.5 million, as of June 30, 2024. Advances under the Morgan Stanley MRA for the six months ended June 30, 2024 accrued interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.75% to 1.20%. For the three and six months ended June 30, 2024, the amount of interest incurred related to our secured financings was $1.1 million and $1.7 million, respectively, which is recorded as a component of interest expense on the condensed consolidated statements of operations.

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

For interest rate cap derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized through income. As a result, in periods with high interest rate volatility, we may experience significant fluctuations in our net income (loss).

During the next 12 months, we estimate that approximately $31.5 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2024
Interest rate swaps designated as cash flow hedges	10	$1,092,830	Derivative instruments	$51,538
Interest rate caps not designated as cash flow hedges	5	797,110	Derivative instruments	8,313
Interest rate caps designated as cash flow hedges	9	1,075,000	Derivative instruments	32,828
Total derivative instruments (1)	23	$2,964,940		$92,679
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	11	$1,142,830	Derivative instruments	$41,091
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	14,887
Interest rate caps designated as cash flow hedges	8	475,000	Derivative instruments	27,553
Total derivative instruments	23	$2,324,940		$83,531

(1) Includes one interest rate cap agreement with a total notional amount of $590.0 million, with $500.0 million of the total notional amount designated as a cash flow hedge and $90.0 million of the total notional amount not designated as a cash flow hedge as of June 30, 2024. As such, the total number of contracts does not equal the sum of the number of contracts by category as of June 30, 2024.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$9,186	$31,575	$37,717	$20,322
Amount reclassified from AOCI as a decrease into interest expense	(10,051)	(11,004)	(20,202)	(20,059)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(63,448)	(49,971)	(119,149)	(98,435)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(4,467)	$2,610	$(7,296)	$(2,870)
Realized gain on derivative instruments recognized in other income (expenses) (2)	5,144	4,626	10,292	8,522

(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

efcond

6. DST PROGRAM

We have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST,” or multiple “DSTs”) holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property,” and collectively, the “DST Properties”). In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors.

The following table summarizes our DST Program Loans as of June 30, 2024 and December 31, 2023:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of June 30, 2024
DST Program Loans, carried at cost	$127,000	$	N/A	$127,000	5.50%	7.55
DST Program Loans, carried at fair value	10,711		(245)	10,466	6.54	9.75
Total	$137,711		$(245)	$137,466	5.58%	7.73
As of December 31, 2023
DST Program Loans, carried at cost	$200,276	$	N/A	$200,276	4.98%	7.42
DST Program Loans, carried at fair value	2,439		—	2,439	6.27	10.00
Total	$202,715	$	N/A	$202,715	5.00%	7.45
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of June 30, 2024 and December 31, 2023:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Book Value
As of June 30, 2024
Financing obligations, carried at cost	$1,057,349	$(1,169)	$—	$	N/A	$1,056,180
Financing obligations, carried at fair value	199,783	N/A	N/A		(2,279)	197,504
Total	$1,257,132	$(1,169)	$—		$(2,279)	$1,253,684
As of December 31, 2023
Financing obligations, carried at cost	$1,559,200	$(1,975)	$14,264	$	N/A	$1,571,489
Financing obligations, carried at fair value	87,324	N/A	N/A		(179)	87,145
Total	$1,646,524	$(1,975)	$14,264		$(179)	$1,658,634
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
DST Interests sold	$46,481	$106,718	$114,917	$217,632
DST Interests financed by DST Program Loans	3,076	18,916	8,272	32,611
Unrealized loss on DST Program Loans	(245)	—	(245)	—
Unrealized gain on financing obligations	95	—	2,100	—
Income earned from DST Program Loans (1)	1,920	2,089	4,316	3,920
Increase (decrease) in financing obligation liability appreciation (2)	—	2,680	(6,664)	7,414
Rent obligation incurred under master lease agreements (2)	14,049	16,116	32,310	31,111
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units in the Operating Partnership (“OP Units”) in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the six months ended June 30, 2024, 33.8 million OP Units were issued in exchange for DST Interests for a net investment of $436.2 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There were no OP Units issued during the six months ended June 30, 2023.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2024
Assets
Derivative instruments	$—	$92,679	$—	$92,679
Available-for-sale debt securities	—	148,490	—	148,490
Debt-related investments	—	—	208,107	208,107
DST Program Loans	—	—	10,466	10,466
Total assets measured at fair value	$—	$241,169	$218,573	$459,742
Liabilities
Financing obligations	$—	$—	$197,504	$197,504
Total liabilities measured at fair value	$—	$—	$197,504	$197,504
As of December 31, 2023
Assets
Derivative instruments	$—	$83,531	$—	$83,531
Available-for-sale debt securities	—	55,632	—	55,632
Debt-related investments	—	—	129,123	129,123
DST Program Loans	—	—	2,439	2,439
Total assets measured at fair value	$—	$139,163	$131,562	$270,725
Liabilities
Financing obligations	$—	$—	$87,145	$87,145
Total liabilities measured at fair value	$—	$—	$87,145	$87,145

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

Debt-Related Investments. Our debt-related investments are unlikely to have readily available market quotations. In such cases, we will generally determine the initial value based on the acquisition price of such investments, if we acquire the investment, or the par value of such investment, if we originate the investment. Following the initial measurement, fair value is estimated by utilizing or reviewing certain of the following: (i) market yield data, (ii) discounted cash flow modeling, (iii) collateral asset performance, (iv) local or macro real estate performance, (v) capital market conditions, (vi) debt yield, debt-service coverage and/or loan-to-value ratios, and (vii) borrower financial condition and performance. These inputs are generally considered Level 3. As of June 30, 2024, we had four floating-rate senior loan investments without readily available market quotations.

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	8,272	76,547	84,819
Unrealized loss on financial assets	(245)	—	(245)
Paid-in-kind interest	—	2,437	2,437
Balance as of June 30, 2024	$10,466	$208,107	$218,573

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	112,459
Unrealized gain on financing obligations	(2,100)
Balance as of June 30, 2024	$197,504

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$208,107	Yield Method	Market Yield	Decrease
DST Program Loans	10,466	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$197,504	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$129,123	Yield Method	Market Yield	Decrease
DST Program Loans	2,439	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$87,145	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

Financial Assets and Liabilities Not Measured At Fair Value

As of June 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of June 30, 2024		As of December 31, 2023
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$127,000	$125,435	$200,276	$196,715
Liabilities:
Line of credit	3	$88,000	$88,000	$570,000	$570,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,524,616	2,426,328	1,722,325	1,647,660
Secured financings on investments in real estate debt securities	3	106,799	106,799	42,298	42,298
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

8. EQUITY

Securities Offerings

We may conduct continuous securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement on Form S-11 effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T shares, Class D shares, and Class I shares, and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024, but we are continuing to offer shares in our third public offering to existing investors pursuant to our distribution reinvestment plan (“DRIP”). See “Note 15” for additional information about our capital raising activities subsequent to June 30, 2024.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the six months ended June 30, 2024, we raised gross proceeds of approximately $82.3 million from the sale of approximately 6.3 million shares of our common stock in our third public offering, including proceeds from our distribution reinvestment plan of approximately $44.7 million.

Common Stock

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T	Class D	Class I	Total
(in thousands)	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2023
Balance as of March 31, 2023	213,861	20,818	77,843	312,522
Issuance of common stock:
Primary shares	2,107	519	1,055	3,681
DRIP	880	103	376	1,359
Stock grants, net of cancellations	—	—	—	—
Redemptions	(6,543)	(472)	(2,735)	(9,750)
Conversions	(8,512)	—	8,512	—
Forfeitures	—	—	(7)	(7)
Balance as of June 30, 2023	201,793	20,968	85,044	307,805
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024	125,151	20,023	138,897	284,071
Issuance of common stock:
Primary shares	691	232	441	1,364
DRIP	719	124	918	1,761
Stock grants, net of cancellations	—	—	42	42
Redemptions	(6,767)	(1,008)	(6,184)	(13,959)
Conversions	(6,728)	—	6,728	—
Forfeitures	—	—	(4)	(4)
Balance as of June 30, 2024	113,066	19,371	140,838	273,275
FOR THE SIX MONTHS ENDED JUNE 30, 2023
Balance as of December 31, 2022	227,265	20,577	66,702	314,544
Issuance of common stock:
Primary shares	5,401	1,283	2,311	8,995
DRIP	1,808	205	706	2,719
Stock grants, net of cancellations	—	—	165	165
Redemptions	(12,753)	(1,097)	(4,759)	(18,609)
Conversions	(19,928)	—	19,928	—
Forfeitures	—	—	(9)	(9)
Balance as of June 30, 2023	201,793	20,968	85,044	307,805
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023	162,838	20,410	105,358	288,606
Issuance of common stock:
Primary shares	1,444	428	979	2,851
DRIP	1,522	248	1,684	3,454
Stock grants, net of cancellations	—	—	130	130
Redemptions	(10,761)	(1,476)	(9,516)	(21,753)
Conversions	(41,977)	(239)	42,216	—
Forfeitures	—	—	(13)	(13)
Balance as of June 30, 2024	113,066	19,371	140,838	273,275

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2024
June 30	$0.15000	$16,430	$6,331	$22,114	$3,082	$47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.30000	$33,250	$8,566	$44,598	$6,678	$93,092
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T share, per Class D share, and per Class I share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T shares and Class D shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T shares and Class D shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T shares and Class D shares issued in the primary portion of our securities offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 11” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T shares and Class D shares issued in the primary portion of our securities offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	21,753	18,609
Aggregate dollar amount of shares redeemed	$279,172	$280,939
Average redemption price per share	$12.83	$15.10

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

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$114,310	8,346	$69,553	4,532
Settlement of prior year performance participation allocation (1)	—	—	62,667	4,106
Distributions to redeemable noncontrolling interests	(2,504)	—	(2,284)	—
Redemptions of redeemable noncontrolling interests	(1,000)	(79)	—	—
Net loss attributable to redeemable noncontrolling interests	(1,586)	—	(3,018)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	487	—	59	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	(1,715)	—	(911)	—
Ending balance	$107,992	8,267	$126,066	8,638
(1)	The performance hurdle was not met for the year ended December 31, 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in 4.1 million Class I OP Units in January 2023 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”).
(2)	Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value, as of June 30, 2024 and 2023.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of the period	—	—
Issuance of units	33,792	—
Balance at end of the period	33,792	—

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of June 30, 2024 was $425.9 million. There were no OP Unit redemptions during the six months ended June 30, 2024. During the six months ended June 30, 2023, no OP Units were issued to third-party investors.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Receivable (Payable) as of
(in thousands)	2024	2023	2024	2023	June 30, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$326	$1,175	$678	$3,183	$—	$—
Ongoing distribution fees (1)(2)	3,896	6,344	7,642	13,150	(1,252)	(1,549)
Advisory fee—fixed component	16,495	18,965	33,502	38,219	(5,458)	(5,813)
Other expense reimbursements (3)(4)	3,369	2,601	6,657	5,940	(3,368)	(2,799)
Property accounting fee (5)	899	856	1,742	1,680	(295)	129
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,131	1,564	2,549	3,002	(615)	(852)
Other DST Program related costs (4)	747	1,411	1,785	2,916	(145)	(215)
Development fees (6)	211	176	503	867	(163)	(588)
Total	$27,074	$33,092	$55,058	$68,957	$(11,296)	$(11,687)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $86.9 million and $64.5 million as of June 30, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition, and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to our joint venture partnership, which are included in investment in unconsolidated joint venture partnership on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.1 million and $2.5 million for the three months ended June 30, 2024 and 2023, respectively, and $6.3 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of June 30, 2024 and 2023; therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023.

Joint Venture Partnerships

For the three and six months ended June 30, 2024, our joint venture partnership incurred approximately $0.4 million and $0.7 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to their respective service agreements. For the three and six months ended June 30, 2023, our joint venture partnership incurred approximately $0.7 million and $1.3 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to their respective service agreements.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders—basic	$(43,370)	$(48,257)	$(53,048)	$(113,069)
Net loss attributable to redeemable noncontrolling interests	(1,304)	(1,346)	(1,586)	(3,018)
Net (loss) income attributable to noncontrolling interests	(5,270)	10	(5,478)	19
Net loss attributable to common stockholders—diluted	$(49,944)	$(49,593)	$(60,112)	$(116,068)
Weighted-average shares outstanding—basic	277,521	309,616	281,755	311,543
Incremental weighted-average shares outstanding—diluted	42,139	8,638	28,454	8,366
Weighted-average shares outstanding—diluted	319,660	318,254	310,209	319,909
Net loss per share attributable to common stockholders:
Basic	$(0.16)	$(0.16)	$(0.19)	$(0.36)
Diluted	$(0.16)	$(0.16)	$(0.19)	$(0.36)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	44,675	41,093
Increase in DST Program Loans receivable through DST Program capital raising	8,272	32,611
Issuances of OP Units for DST Interests	436,174	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	62,667
Increase (decrease) in accrued future ongoing distribution fees	22,349	(11,825)
(Decrease) increase in accrued capital expenditures	(24,131)	(4,853)
Non-cash selling commissions and dealer manager fees	678	3,183

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$14,322	$79,524
Restricted cash	620	499
Cash, cash equivalents and restricted cash	$14,942	$80,023
End of period:
Cash and cash equivalents	$31,431	$52,525
Restricted cash	3,091	488
Cash, cash equivalents and restricted cash	$34,522	$53,013

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2024.

15. SUBSEQUENT EVENTS

Issuance of OP Units

On July 1, 2024, 8.3 million OP Units were issued in exchange for DST Interests for a net investment of $104.7 million in accordance with our UPREIT structure. The net carrying value of the related financing obligation liability and DST Program Loans was $117.5 million as of the date the OP Units were issued.

Close of Primary Public Offering and Launch of Private Placement

On July 2, 2024, we closed the offering of primary shares to new investors pursuant to our third public offering. We are continuing to offer shares in our third public offering to existing investors pursuant to our DRIP.

On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act of 1933, as amended (the “Private Offering”).

Dealer Manager Agreement

In connection with the Private Offering, on August 2, 2024, we and our Dealer Manager entered into a dealer manager agreement (the “Dealer Manager Agreement”) under which Class S-PR Common Shares, Class D-PR Common Shares and Class I-PR Common Shares in the Company (each as defined below) will be sold through the Dealer Manager.

Under the Dealer Manager Agreement, the Company will pay certain fees to the Dealer Manager, including up-front selling commissions, dealer manager fees and distribution fees, the amount of which will vary by share class.

The Dealer Manager and Company have also agreed to provide indemnification as set forth in the Dealer Manager Agreement. Any party may terminate the Dealer Manager Agreement upon 60 days’ written notice.

Second Amended and Restated Advisory Agreement (2024)

The Company, the Operating Partnership and the Advisor previously entered into that certain Amended and Restated Advisory Agreement (2024), effective as of April 30, 2024 and effective through April 30, 2025 (the “2024 Advisory Agreement”). On August 2, 2024, the Company, the Operating Partnership and the Advisor amended and restated the 2024 Advisory Agreement by entering into the Second Amended and Restated Advisory Agreement (2024) (the “Amended Advisory Agreement”).

The Amended Advisory Agreement amends the 2024 Advisory Agreement to make immaterial changes regarding the Private Offering and related matters.

Twelfth Amended and Restated Limited Partnership Agreement

On August 2, 2024, we and AIREIT Incentive Fee LP, an affiliate of our Advisor, replaced the then-current limited partnership agreement of the Operating Partnership by entering into a Twelfth Amended and Restated Limited Partnership Agreement (the “Amended OP Agreement”). The Amended OP Agreement reflects revisions to the names of the existing classes and designations of additional classes of limited partnership units that correspond to the revisions to our share classes described below and other immaterial changes regarding the Private Offering and related matters.

Amendments to Charter

On July 31, 2024, the Company amended its charter to reflect that, effective on July 31, 2024 (the “Articles of Amendment Effective Time”), (i) each share of Class T common stock, $0.01 par value per share (the “Class T Common Shares”), of the Company was renamed as a “Class T-R Common Share,” (ii) each share of Class D common stock, $0.01 par value per share (the “Class D Common Shares”), of the Company was renamed as a “Class D-R Common Share,” and (iii) each share of Class I common stock, $0.01 par value per share (the “Class I Common Shares”), of the Company was renamed as a “Class I-R Common Share.” The renaming of these classes of shares applies to all such shares issued and outstanding immediately prior to the amendment and all such shares which were authorized and unissued as of the time of the amendment.

Also effective on July 31, 2024, immediately following the amendment of its charter, the Company filed Articles Supplementary to its charter that further redesignated and reclassified the 1,025,000,000 authorized but unissued common shares as (i) 425,000,000 shares of Class S-PR common stock, $0.01 par value per share (the “Class S-PR Common Shares”), (ii) 175,000,000 shares of Class D-PR common stock, $0.01 par value per share (the “Class D-PR Common Shares”), and (iii) 425,000,000 shares of Class I-PR common stock, $0.01 par value per share (the “Class I-PR Common Shares”).

Share Redemption Program Amendment

Our board of directors amended our share redemption program by adopting the Third Amended and Restated Share Redemption Program (the “Amended SRP”) primarily to reflect our revised share class names and designations, including the addition of Class S-PR, D-PR and I-PR Common Shares. The Amended SRP also clarifies that (i) shares redeemed on a repurchase date remain outstanding on the repurchase date and are no longer outstanding on the day following the redemption date and (ii) for purposes of measuring redemption capacity under the Amended SRP, (a) proceeds from new subscriptions are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company and (b) redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. Furthermore, the Amended SRP reflects that we may, in addition to other circumstances, waive the Early Repurchase Deduction (as defined in the Amended SRP) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements) or with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. Other immaterial changes were also made in the Amended SRP.

Distribution Reinvestment Plan Amendment

Our board of directors amended our distribution reinvestment plan by adopting the Fifth Amended and Restated Distribution Reinvestment Plan (the “Amended DRP”) to reflect that shares distributed by the Company in connection with the Amended DRP will be offered and sold by us in an offering registered under the Securities Act of 1933, as amended, or pursuant to an applicable exemption from such registration requirements. The Amended DRP also removes provisions pertaining to the Company’s distribution of shares that were purchased in a secondary market or a national stock exchange. Other immaterial changes were also made to the Amended DRP.

Net Asset Value Calculation and Valuation Procedures Amendment

We amended our Net Asset Value Calculation and Valuation Procedures (the “Valuation Procedures”) in order to make immaterial updates primarily related to our revised share class names and designations.

Dispositions

Subsequent to June 30, 2024, we sold two industrial properties for a gross sales price of $32.2 million. Our accounting basis (net of accumulated depreciation and amortization) for these properties as of the disposition date was approximately $17.7 million.

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

OVERVIEW

General

AIREIT is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. We currently operate as a REIT for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we may file new registration statements to replace existing registration statements. On August 4, 2021, the SEC declared our registration statement on Form S-11 effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T shares, Class D shares and Class I shares, and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024, but we are continuing to offer shares in our third public offering to existing investors pursuant to our DRIP. See “Note 15 to the Condensed Consolidated Financial Statements” for additional information about our capital raising activities subsequent to June 30, 2024.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our distribution reinvestment plan are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See “Net Asset Value” below for further detail.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). We expect that the DST Program will give us the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the six months ended June 30, 2024, we sold $114.9 million of gross interests related to the DST Program, $8.3 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the six months ended June 30, 2024, we raised gross proceeds of approximately $82.3 million from the sale of approximately 6.3 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.

As of June 30, 2024, we directly owned and managed a real estate portfolio that included 250 industrial buildings totaling approximately 54.1 million square feet located in 30 markets throughout the U.S., with 419 customers, and was 92.5% occupied (94.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the six months ended June 30, 2024, we transacted approximately 4.0 million square feet of new and renewal leases, and rent growth on comparable leases averaged 86.8%, calculated using cash basis rental rates (112.1% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of June 30, 2024 our real estate portfolio included:

●	245 industrial buildings totaling approximately 53.1 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94.1% occupied (96.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
●	Five industrial buildings totaling approximately 1.0 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of June 30, 2024, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of June 30, 2024, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in our joint venture partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of June 30, 2024, we had debt security investments designated as available-for-sale debt securities with a fair value of $148.5 million and a cumulative unrealized gain of $0.4 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 4.0 years as of June 30, 2024.

As of June 30, 2024, we had four debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $249.5 million, with a weighted-average remaining term of 2.1 years and a weighted-average interest rate of 9.0%, calculated based on Term SOFR plus a weighted-average margin of 3.66%. As of June 30, 2024, the outstanding principal amount and fair value were both $208.1 million.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. See Exhibit 4.3 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.47 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.39 billion, representing a difference of approximately $1.08 billion, or 14.7%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2024 and December 31, 2023:

	As of
(in thousands)	June 30, 2024	December 31, 2023
Investments in industrial properties	$8,474,800	$8,632,800
Investment in unconsolidated joint venture partnership	17,330	19,277
Investments in real estate debt and securities	356,597	184,755
DST Program Loans	135,901	199,154
Cash and cash equivalents	31,431	14,322
Restricted cash	3,091	620
Other assets	92,097	75,208
Line of credit, term loans and mortgage notes	(3,762,726)	(3,442,540)
Secured financings on investments in real estate-related securities	(106,799)	(42,298)
Financing obligations associated with our DST Program	(1,149,853)	(1,569,545)
Other liabilities	(117,295)	(144,286)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,458)	(5,813)
Aggregate Fund NAV	$3,969,116	$3,921,654
Total Fund Interests outstanding	314,930	296,513

The following table sets forth the NAV per Fund Interest as of June 30, 2024:

(in thousands, except per Fund Interest data)	Total	Class T Shares	Class D Shares	Class I Shares (1)	OP Units
Monthly NAV	$3,969,116	$1,424,984	$244,131	$1,769,919	$530,082
Fund Interests outstanding	314,930	113,066	19,371	140,434	42,059
NAV Per Fund Interest	$12.6032	$12.6032	$12.6032	$12.6032	$12.6032

(1) Total Class I Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of June 30, 2024, we estimated approximately $88.1 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

We include no discounts to our NAV for the illiquid nature of our shares, including the limitations on our stockholders’ ability to redeem shares under our share redemption program and our ability to make exceptions to, modify or suspend our share redemption program at any time. Our NAV generally does not reflect the potential impact of exit costs (e.g. selling costs and commissions related to the sale of a property) that would likely be incurred if our assets and liabilities were liquidated or sold today. While we may use market pricing concepts to value individual components of our NAV, our per share NAV is not derived from the market pricing information of open-end real estate funds listed on stock exchanges.

Our NAV is not a representation, warranty or guarantee that: (i) we would fully realize our NAV upon a sale of our assets; (ii) shares of our common stock would trade at our per share NAV on a national securities exchange; and (iii) a stockholder would be able to realize the per share NAV if such stockholder attempted to sell his or her shares to a third party.

The valuations of our real properties as of June 30, 2024, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.8%
Discount rate / internal rate of return	7.3%
Average holding period (years)	10.1

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

		Increase (Decrease) to the
Input	Hypothetical Change	Fair Value of Real Properties
Exit capitalization rate (weighted-average)	0.25% decrease	3.0%
	0.25% increase	(2.7)%
Discount rate (weighted-average)	0.25% decrease	2.0%
	0.25% increase	(2.0)%

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of June 30, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2024 was $158.8 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $158.8 million, or $0.51 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2024:

(in thousands)	As of June 30, 2024
Total stockholders' equity	$1,672,469
Noncontrolling interests	207,166
Total equity under GAAP	1,879,635

Adjustments:
Accrued distribution fee (1)	86,864
Redeemable noncontrolling interests (2)	107,992
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,189,374
Unrealized gain (loss) on investments in unconsolidated joint venture partnership (4)	(3,233)
Accumulated depreciation and amortization (5)	813,877
Other adjustments (6)	(105,393)
Aggregate Fund NAV	$3,969,116
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T shares, Class D shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T and Class D shares. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Our investment in our unconsolidated joint venture partnership is presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investment in our unconsolidated joint venture partnership are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $13.23 per share as of December 31, 2023 to $12.60 per share as of June 30, 2024. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of interest rate increases.

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

			One-Year			Since NAV
	Trailing		(Trailing	Three-Year	Five-Year	Inception
(as of June 30, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T Share Total Return (with Sales Charge) (3)	(3.19)%	(7.21)%	(13.49)%	7.99%	7.65%	6.97%
Adjusted Class T Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.55)%	(6.93)%	(14.22)%	9.03%	8.19%	7.36%
Difference	(0.64)%	(0.28)%	0.73%	(1.04)%	(0.54)%	(0.39)%

Class T Share Total Return (without Sales Charge) (3)	1.37%	(2.84)%	(9.42)%	9.66%	8.65%	7.71%
Adjusted Class T Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.04%	(2.55)%	(10.18)%	10.72%	9.19%	8.11%
Difference	(0.67)%	(0.29)%	0.76%	(1.06)%	(0.54)%	(0.40)%

Class D Share Total Return (3)	1.52%	(2.57)%	(8.90)%	10.24%	9.20%	8.60%
Adjusted Class D Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.18%	(2.27)%	(9.67)%	11.31%	9.73%	9.04%
Difference	(0.66)%	(0.30)%	0.77%	(1.07)%	(0.53)%	(0.44)%

Class I Share Total Return (3)	1.58%	(2.45)%	(8.69)%	10.55%	9.59%	8.68%
Adjusted Class I Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.24%	(2.16)%	(9.46)%	11.62%	10.13%	9.08%
Difference	(0.66)%	(0.29)%	0.77%	(1.07)%	(0.54)%	(0.40)%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I shares and Class T shares was November 1, 2017, which is when shares of our common stock were first issued to third-party investors in our initial public offering. The inception date for Class D shares (formerly designated as Class W shares) was July 2, 2018, which is when Class D shares of common stock were first issued to third-party investors.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our securities offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

The U.S. macroeconomic environment continues to be strong but signaling a moderate slowdown in growth. As evidenced by the modest change in non-farm payrolls, the labor market continues to exhibit healthy expansion but a slowing rate of growth. Inflationary pressures also may be easing, as the growth rate of core CPI moderated throughout the second quarter of 2024. As a result, the Federal Reserve has signaled a willingness to soften its current restrictive monetary policies. The publicly traded equity and credit markets delivered positive returns for most asset classes in the second quarter of 2024, as the stability of the U.S. banking system and resilient fundamental macroeconomic performance drove improved investor demand and generally reduced risk premiums.

Despite the overall improvement in the liquid capital markets, the commercial real estate markets continue to be impacted by certain property specific and macroeconomic factors. Most notably, the second quarter of 2024 was another period of stable but elevated market rates amidst generally restrictive credit conditions, especially from regulated lending institutions that are adjusting their business models to increase capital requirements for direct loans to real estate. Collectively, these market dynamics pose challenges to commercial real estate values and transaction activity. Although the Federal Reserve has signaled for a potential decrease in interest rates in 2024, there is no certainty that there will be a decrease in interest rates in 2024 or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates.

Offsetting some of these headwinds is the material decline in new industrial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Capitalization rate yields continue to stabilize following the sustained widening seen in 2023 and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the six months ended June 30, 2024, we completed the following activities:

●	Our NAV decreased to $12.60 per share as of June 30, 2024 from $13.23 per share as of December 31, 2023. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this decrease.
●	We raised $82.3 million of gross equity capital from our securities offerings. Additionally, we raised $114.9 million of gross capital through private placement offerings by selling DST Interests, $8.3 million of which were financed by DST Program Loans. We redeemed 21.8 million shares for an aggregate dollar amount of $279.2 million.
●	We leased approximately 4.0 million square feet, which included 2.2 million square feet of new and future leases and 1.8 million square feet of renewals through 34 separate transactions with an average annual base rent of $9.56 per square foot, representing rent growth of 86.8% on comparable leases, calculated using cash basis rental rates (112.1% when calculated on a GAAP basis).
●	We acquired two debt-related investments of a floating-rate senior loan with an aggregate commitment of up to $74.8 million, with a weighted-average remaining term of 2.7 years and a weighted-average interest rate of 9.1%, calculated based on Term SOFR plus a weighted-average margin of 3.77%. As of June 30, 2024, the principal amount and fair value were both $56.9 million.
●	We acquired debt security investments with an aggregate face amount of $94.7 million with a weighted-average remaining term of 4.7 years. As of June 30, 2024, the amortized cost was $93.7 million and the fair value was $93.3 million.
●	We issued 33.8 million OP Units in exchange for DST Interests for a net investment of $436.2 million.

●	We disposed of ten industrial buildings comprised of approximately 1.5 million square feet for net proceeds of approximately $207.8 million and recorded a net gain on sale of $43.5 million related to the sale of these buildings.

Portfolio Information

As of June 30, 2024 and December 31, 2023, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2024	December 31, 2023
Portfolio data:
Total buildings	250	256
Total rentable square feet	54,059	54,028
Total number of customers	419	429
Percent occupied of operating portfolio (1)	94.1%	97.3%
Percent occupied of total portfolio (1)	92.5%	93.5%
Percent leased of operating portfolio (1)	96.0%	97.7%
Percent leased of total portfolio (1)	94.9%	93.9%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, and for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands, except per share data)	June 30, 2024	March 31, 2024	Change	% Change	2024	2023	Change	% Change
Revenues:
Rental revenues	$122,077	$120,264	$1,813	1.5%	$242,341	$224,219	$18,122	8.1%
Debt-related income	7,709	5,134	2,575	50.2%	12,843	2,214	10,629	NM
Total revenues	129,786	125,398	4,388	3.5%	255,184	226,433	28,751	12.7%
Operating expenses:
Rental expenses	31,139	29,843	1,296	4.3%	60,982	54,744	6,238	11.4%
Real estate-related depreciation and amortization	72,216	72,230	(14)	(0.0)%	144,446	144,340	106	0.1%
General and administrative expenses	4,749	4,475	274	6.1%	9,224	8,070	1,154	14.3%
Advisory fees	16,495	17,007	(512)	(3.0)%	33,502	38,219	(4,717)	(12.3)%
Acquisition costs and reimbursements	642	554	88	15.9%	1,196	8,731	(7,535)	(86.3)%
Total operating expenses	125,241	124,109	1,132	0.9%	249,350	254,104	(4,754)	(1.9)%
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	18	7	11	NM	25	(139)	164	NM
Interest expense	(63,448)	(55,701)	(7,747)	(13.9)%	(119,149)	(98,435)	(20,714)	(21.0)%
Unrealized gain on financing obligations	95	2,005	(1,910)	(95.3)%	2,100	—	2,100	100.0%
Unrealized loss on DST Program Loans	(245)	—	(245)	(100.0)%	(245)	—	(245)	(100.0)%
Gain on derivative instruments	677	2,319	(1,642)	(70.8)%	2,996	5,652	(2,656)	(47.0)%
Net gain on sale of real estate property	6,187	37,342	(31,155)	(83.4)%	43,529	—	43,529	100.0%
Other income and (expenses)	2,227	2,571	(344)	(13.4)%	4,798	4,525	273	6.0%
Total other income (expenses)	(54,489)	(11,457)	(43,032)	NM	(65,946)	(88,397)	22,451	(25.4)%
Net loss	(49,944)	(10,168)	(39,776)	NM	(60,112)	(116,068)	55,956	48.2%
Net (loss) income attributable to redeemable noncontrolling interests	1,304	282	1,022	NM	1,586	3,018	(1,432)	(47.4)%
Net loss (income) attributable to noncontrolling interests	5,270	208	5,062	NM	5,478	(19)	5,497	NM
Net loss attributable to common stockholders	$(43,370)	$(9,678)	$(33,692)	NM	$(53,048)	$(113,069)	$60,021	53.1%
Weighted-average shares outstanding—basic	277,521	285,990	(8,469)	(3.0)%	281,755	311,543	(29,788)	(9.6)%
Weighted-average shares outstanding—diluted	319,660	300,758	18,902	6.3%	310,209	319,909	(9,700)	(3.0)%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.16)	$(0.03)	$(0.13)	NM	$(0.19)	$(0.36)	$0.17	47.2%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $4.4 million for the three months ended June 30, 2024, as compared to the previous quarter, and by approximately $28.8 million for the six months ended June 30, 2024, as compared to the same period in 2023, driven by increases in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by $1.8 million for the three months ended June 30, 2024, as compared to the previous quarter, primarily due to leasing activity for the three months ended June 30, 2024, and the associated rent growth on comparable leases, which averaged 144.3%, calculated using GAAP basis rental rates.

Rental revenues increased by $18.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the increase in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio, partially offset by decreases in average occupancy driven by the acquisition of value-add properties and development completions since June 30, 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Substantially all of our industrial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. Total rental expenses increased by $1.3 million for the three months ended June 30, 2024, as compared to the previous quarter. Total rental expenses increased by $6.2 million for the six months ended June 30, 2024, as compared to the same period in 2023, due to the increase in non-same store expenses resulting from the acquisition and development completion activity since January 1, 2023, as well as the increase in recoverable property and franchise taxes related to the same store portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $2.6 million for the three months ended June 30, 2024, as compared to the previous quarter, and $10.6 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the additions of debt-related securities and debt-related investments to our portfolio during the six months ended June 30, 2024.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense decreased by $14,000 for the three months ended June 30, 2024, as compared to the previous quarter. Real estate-related depreciation and amortization expense increased by $0.1 million for the six months ended June 30, 2024, as compared to the same period in 2023.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $0.2 million for the three months ended June 30, 2024, as compared to the previous quarter. In aggregate, the remaining operating expenses decreased by $11.1 million for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the following:

●	a $7.5 million decrease in acquisition costs and reimbursements due to a deposit in the amount of $7.7 million that was forfeited in the first quarter of 2023 when the associated real estate acquisition did not close, partially offset by increased deployment during the six months ended June 30, 2024, as compared to the same period of the previous year; and
●	a $4.7 million decrease in the fixed component of the advisory fee due to the change in value of our properties during the six months ended June 30, 2024, as compared to the same period of the previous year.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(43.0) million impact on our net income (loss) for the three months ended June 30, 2024, as compared to the previous quarter, primarily due to the following:

●	a $31.2 million decrease in net gain on sale of real estate properties during the three months ended June 30, 2024 as compared to the prior quarter, driven primarily by the size of one disposition transaction during the three months ended March 31, 2024 that resulted in a net gain of $30.5 million;
●	an increase in interest expense of $7.7 million for the three months ended June 30, 2024 as compared to the previous quarter, primarily due to (i) a $6.7 million decrease in the amortization of the value of our financing obligations for the three months ended June 30, 2024, as compared to the previous quarter and (ii) a $3.9 million increase in consolidated indebtedness interest expense related to the addition of two new mortgage notes and increased average borrowing activity on our line of credit during the period.

In aggregate, the remaining items that comprise our net income (loss) had a $22.5 million impact on our net income (loss) for the six months ended June 30, 2024, as compared to the same period in 2023, primarily due to the following:

●	a $43.5 million net gain on sale of real estate properties related to the disposition of ten industrial properties during the six months ended June 30, 2024, while there were no dispositions in the same period of the previous year; and
●	a $2.1 million unrealized gain on financing obligations for the six months ended June 30, 2024, due to the increase in the fair value of the financing obligations for which we have elected the fair value option;

Partially offset by:

●	an increase in interest expense of $20.7 million for the six months ended June 30, 2024 as compared to the same period of the previous year, primarily due to a $29.8 million increase in the consolidated indebtedness interest expense related to the addition of three new mortgage notes and increased average borrowing activity on our line of credit during the period; partially offset by a $14.1 million decrease in the amortization of the value of our financing obligations for the six months ended June 30, 2024, as compared to the same period of the previous year; and
●	a $2.7 million decrease in gain on derivative instruments for the six months ended June 30, 2024, as compared to the same period of the previous year, primarily related to the change in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes.

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

The same store operating portfolio for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024 presented below included 239 buildings totaling approximately 50.4 million square feet owned as of January 1, 2024, which represented 93.3% of total rentable square feet, 97.7% of total rental revenues, and 97.9% of net operating income for the three months ended June 30, 2024. The same store operating portfolio for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 presented below included 230 buildings totaling approximately 48.2 million square feet owned as of January 1, 2023, which represented 89.1% of total rentable square feet, 91.7% of total rental revenues, and 92.1% of net operating income for the six months ended June 30, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, and the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change	2024	2023	Change	% Change
Net loss attributable to common stockholders	$(43,370)	$(9,678)	$(33,692)	NM	$(53,048)	$(113,069)	$60,021	53.1%
Debt-related income	(7,709)	(5,134)	(2,575)	(50.2)%	(12,843)	(2,214)	(10,629)	NM
Real estate-related depreciation and amortization	72,216	72,230	(14)	(0.0)%	144,446	144,340	106	0.1%
General and administrative expenses	4,749	4,475	274	6.1%	9,224	8,070	1,154	14.3%
Advisory fees	16,495	17,007	(512)	(3.0)%	33,502	38,219	(4,717)	(12.3)%
Acquisition costs and reimbursements	642	554	88	15.9%	1,196	8,731	(7,535)	(86.3)%
Equity in (income) loss from unconsolidated joint venture partnership	(18)	(7)	(11)	NM	(25)	139	(164)	NM
Interest expense	63,448	55,701	7,747	13.9%	119,149	98,435	20,714	21.0%
Unrealized gain on financing obligations	(95)	(2,005)	1,910	95.3%	(2,100)	—	(2,100)	(100.0)%
Unrealized loss on DST Program Loans	245	—	245	100.0%	245	—	245	100.0%
(Gain) loss on derivative instruments	(677)	(2,319)	1,642	70.8%	(2,996)	(5,652)	2,656	47.0%
Net gain on sale of real estate property	(6,187)	(37,342)	31,155	83.4%	(43,529)	—	(43,529)	100.0%
Other income and expenses	(2,227)	(2,571)	344	13.4%	(4,798)	(4,525)	(273)	(6.0)%
Net loss attributable to redeemable noncontrolling interests	(1,304)	(282)	(1,022)	NM	(1,586)	(3,018)	1,432	47.4%
Net (loss) income attributable to noncontrolling interests	(5,270)	(208)	(5,062)	NM	(5,478)	19	(5,497)	NM
Net operating income	$90,938	$90,421	$517	0.6%	$181,359	$169,475	$11,884	7.0%
Less: Non-same store property NOI	1,930	2,044	(114)	(5.6)%	14,401	7,146	7,255	NM
Same store property NOI	$89,008	$88,377	$631	0.7%	$166,958	$162,329	$4,629	2.9%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended June 30, 2024 as compared to the three months ended March 31, 2024, and for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	June 30, 2024	March 31, 2024	Change	% Change	June 30, 2024	June 30, 2023	Change	% Change
Rental revenues:
Same store operating properties	$119,249	$117,511	$1,738	1.5%	$222,243	$214,305	$7,938	3.7%
Other properties	2,828	2,753	75	2.7%	20,098	9,914	10,184	NM
Total rental revenues	122,077	120,264	1,813	1.5%	242,341	224,219	18,122	8.1%
Rental expenses:
Same store operating properties	(30,241)	(29,134)	(1,107)	(3.8)%	(55,285)	(51,976)	(3,309)	(6.4)%
Other properties	(898)	(709)	(189)	(26.7)%	(5,697)	(2,768)	(2,929)	NM
Total rental expenses	(31,139)	(29,843)	(1,296)	(4.3)%	(60,982)	(54,744)	(6,238)	(11.4)%
Net operating income:
Same store operating properties	89,008	88,377	631	0.7%	166,958	162,329	4,629	2.9%
Other properties	1,930	2,044	(114)	(5.6)%	14,401	7,146	7,255	NM
Total property net operating income	$90,938	$90,421	$517	0.6%	$181,359	$169,475	$11,884	7.0%

NM = Not meaningful

Rental Revenues. Non-same store rental revenues increased by $0.1 million for the three months ended June 30, 2024, as compared to the previous quarter.

Same store rental revenues increased by $1.7 million for the three months ended June 30, 2024 as compared to the previous quarter, primarily due to rental rate growth, as well as an increase in recovery revenue, partially offset by a small decrease in average occupancy of same store properties.

Non-same store rental revenues increased by $10.2 million for the six months ended June 30, 2024 as compared to the same period in 2023, due to the addition of eight industrial properties that we have acquired since January 1, 2023, as well as three value-add properties that were acquired in 2022 and stabilized during 2023.

Same store rental revenues increased by $7.9 million for the six months ended June 30, 2024 as compared to the same period in 2023,

primarily due to increases in rental rates of same store properties, partially offset by a small decrease to average occupancy.

Rental Expenses. Non-same store rental expenses increased by $0.2 million for the three months ended June 30, 2024, as compared to the previous quarter.

Same store rental expenses increased $1.1 million for the three months ended June 30, 2024, as compared to the previous quarter, primarily due to an increase in recoverable property and franchise taxes.

Non-same store rental expenses increased by $2.9 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to the growth of our portfolio, as described above. Same store rental expenses increased by $3.3 million for the six months ended June 30, 2024 as compared to the same period in 2023, primarily due to an increase in property and franchise taxes, as well as certain repair and maintenance costs.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP net loss	$(49,944)	$(49,593)	$(60,112)	$(116,068)
Weighted-average shares outstanding—diluted	319,660	318,254	310,209	319,909
GAAP net loss per common share—diluted	$(0.16)	$(0.16)	(0.19)	(0.36)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	72,216	72,009	144,446	144,340
Our share of adjustment above from unconsolidated joint venture partnership	100	—	147	—
Net gain on sale of real estate property	(6,187)	—	(43,529)	—
FFO	$16,185	$22,416	$40,952	$28,272
FFO per common share—diluted	$0.05	$0.07	$0.13	$0.09
Adjustments to arrive at AFFO:
Unrealized loss (gain) on financial instruments (1)	4,617	(2,610)	5,441	2,870
Increase (decrease) in financing obligation liability appreciation	—	2,680	(6,664)	7,414
Forfeited investment deposit	—	—	—	7,689
AFFO	$20,802	$22,486	$39,729	$46,245
(1)	Unrealized loss (gain) on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges and mark-to-market changes on our DST Program Loans and financing obligations for which we have elected the fair value option.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our distribution reinvestment plan, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of June 30, 2024, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $3.8 billion, with $534.0 million becoming payable within the next 12 months, though the terms of the associated loan agreements for $496.0 million of these borrowings can be extended pursuant to two one-year extension options, subject to certain conditions. As of June 30, 2024, we had $57.2 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of June 30, 2024, we had $17.0 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the six months ended June 30, 2024, we raised $82.3 million of gross equity capital from our securities offering and redemptions of common stock amounted to $279.2 million. As of June 30, 2024, we had cash and cash equivalents of $31.4 million and leverage of 43.4%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2024. As of June 30, 2024, we owned and managed a real estate portfolio that included 250 industrial buildings totaling approximately 54.1 million square feet, with a diverse roster of 419 customers, large and small, spanning a multitude of industries and sectors across 30 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 92.5%

occupied (94.9% leased) with a weighted-average remaining lease term (based on square feet) of 3.8 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2024	2023	Change
Total cash provided by (used in):
Operating activities	$26,970	$(37,044)	$64,014
Investing activities	(178,644)	(156,676)	(21,968)
Financing activities	171,254	166,710	4,544
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,580	$(27,010)	$46,590

Cash flows from operating activities during the six months ended June 30, 2024 increased by approximately $64.0 million as compared to the same period in 2023, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million during the first quarter of 2023, while there was no 2023 performance participation allocation owed or settled during the first quarter of 2024; and (ii) a $9.9 million increase in our debt-related income, excluding origination fees, for the six months ended June 30, 2023, as compared to the same period of the previous year; partially offset by an increase in interest expense related to our consolidated indebtedness as a result of increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash used by investing activities during the six months ended June 30, 2024 increased by approximately $22.0 million as compared to the same period in 2023, primarily due to (i) a net increase in acquisition activity of $109.0 million, which was driven by the acquisitions of four industrial buildings during the six months ended June 30, 2024 for an aggregate net purchase price of $148.8 million, as compared to the acquisition of one industrial building during the six months ended June 30, 2023 for a net purchase price of $40.0 million; (ii) the purchase of $94.4 million of available-for-sale debt securities during the six months ended June 30, 2024; and (iii) the purchase of $76.5 million of debt-related investments during the six months ended June 30, 2024; partially offset by (a) the $207.8 million of net proceeds from the sale of 10 industrial properties during the six months ended June 30, 2024; and (b) a net decrease in capital expenditure activity of $47.3 million related to decreased development activity during the six months ended June 30, 2024.

Cash provided by financing activities during the six months ended June 30, 2024 increased by approximately $4.5 million as compared to the same period in 2023, primarily driven by (i) $799.5 million of borrowings under two new mortgage notes during the six months ended June 30, 2024; and (ii) $64.5 million of borrowings under our secured funding agreement; partially offset by (a) an increase in net repayments of borrowings under our line of credit of $672.0 million; (b) a $99.3 million decrease in capital raised through our public offering, net of offering costs paid; (c) a decrease in net proceeds from financing obligations associated with the DST Program of $75.7 million.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2024, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $88.0 million outstanding under our line of credit with an effective interest rate of 3.67%, which includes the effect of interest rate cap agreements. Additionally, as of June 30, 2024, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.50%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused portion under our line of credit was $912.0 million, of which $484.3 million was available, as of June 30, 2024. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2024, we had property-level borrowings of approximately $2.5 billion of principal outstanding with a weighted-average remaining term of 2.1 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.81%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 43.4% as of June 30, 2024. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of June 30, 2024, we had $1.08 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the six months ended June 30, 2024, aggregate gross proceeds raised from our third public offering, including proceeds raised through our distribution reinvestment plan, were $82.3 million ($79.2 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2024, 29.0% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 71.0% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.9% were funded with proceeds from shares issued pursuant to our distribution reinvestment plan and 23.1% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2024, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month of the third quarter of 2024, or July 31, 2024, August 30, 2024 and September 30, 2024 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of (i) $0.15 per Class I share of common stock and (ii) $0.15 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable monthly with respect to such Class T shares and Class D shares. This quarterly rate is equal to a monthly rate of (i) $0.05 per Class I share of common stock and (ii) $0.05 per Class T share and per Class D share of common stock, less the respective annual distribution fees that are payable with respect to such Class T shares and Class D shares. Distributions for each month of the third quarter of 2024 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our distribution reinvestment plan following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from DRIP or borrowings.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the quarters ended as of the dates indicated below:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$48,494	52.1%	$46,208	53.0%
Reinvested in shares	44,598	47.9	41,010	47.0
Total	$93,092	100.0%	$87,218	100.0%
Sources of Distributions
Cash flows from operating activities	$26,970	29.0%	$—	—%
Borrowings	21,524	23.1	46,208	53.0
DRIP (2)	44,598	47.9	41,010	47.0
Total	$93,092	100.0%	$87,218	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees relating to Class T shares, Class D shares, and OP Units. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan.

For the three months ended June 30, 2024 and 2023, our FFO was $16.2 million and $22.4 million, respectively, compared to total gross distributions of $48.0 million and $43.4 million, respectively. For the six months ended June 30, 2024 and 2023, our FFO was $41.0 million and $28.3 million, respectively, compared to total gross distributions of $93.1 million and $87.2 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	21,753	18,609
Aggregate dollar amount of shares redeemed	$279,172	$280,939
Average redemption price per share	$12.83	$15.10

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

SUBSEQUENT EVENTS

See “Note 15 to the Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions, and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of June 30, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of June 30, 2024, our fixed interest rate debt consisted of $200.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $1.20 billion of principal borrowings under six of our mortgage notes. In total, our fixed rate debt represented approximately 51.2% of our total consolidated debt as of June 30, 2024. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.82 billion and $1.93 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2024. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2024, our consolidated variable interest rate debt consisted of $88.0 million under our line of credit, $350.0 million under our $550.0 million term loan, $75.0 million under our $600.0 million term loan, and $1.32 billion under four of our mortgage notes, which represented 48.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $1.84 billion of consolidated borrowings; however, all of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2024, would increase our annual interest expense by approximately $0.2 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate commitments of $249.5 million and aggregate outstanding principal of $208.1 million as of June 30, 2024, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of June 30, 2024, we had 23 outstanding derivative instruments with a total notional amount of $3.0 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our 2023 Form 10-K, there have been no material changes to the risk factors disclosed in our 2023 Form 10-K.

Our private offering is being conducted in reliance on a private offering exemption from registration under the Securities Act, and if the Company fails to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of Shares of our common stock if they so desired.

Shares of our common stock are being offered and sold in reliance on a private offering exemption from registration provided in the Securities Act. If we should fail to comply with the requirements of such exemption, our stockholders would have the right to rescind their purchase of the shares of our common stock if they so desired. It is possible that one or more stockholders seeking rescission would succeed. This might also occur under applicable state securities laws and regulations in states where the shares will be offered without registration or qualification pursuant to a private offering or other exemption. If a number of our stockholders were successful in seeking rescission, we could face severe financial demands that would adversely affect the Company as a whole and, thus, the investment in the Company by our remaining stockholders.

Contributions of Properties to a Subsidiary REIT could result in our recognizing additional taxable income.

We may choose to transfer certain properties held by the Operating Partnership to a Subsidiary REIT. Such transfer would generally be structured in a manner to qualify as a tax-free contribution under Section 351 of the Code and would allow such properties to be sold at a later date without triggering the recognition of “built-in gain” by the original contributor of such properties to the Operating Partnership. Upon such transfer, the Subsidiary REIT, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the Subsidiary REIT.

Certain foreign investors may be subject to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-public REITs, non-public regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).

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

The table below summarizes the redemption activity for the three months ended June 30, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
April 30, 2024	3,843	$12.78	3,843	—
May 31, 2024	4,684	12.56	4,684	—
June 30, 2024 (3)	5,432	12.59	5,432	—
Total	13,959	$12.63	13,959	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in June 2024 are considered redeemed on July 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $158.7 million of shares of common stock for the three months ended June 30, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Third Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

10.1

Amended and Restated Advisory Agreement (2024), dated as of April 30, 2024, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 3, 2024.

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

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, filed on August 12, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

August 12, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 12, 2024	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)