Form 10-Q
period 2024-09-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2024-11-12
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, there were 96,797,156 shares of the registrant’s Class T-R common stock, 18,879,356 shares of the registrant’s Class D-R common stock, 151,599,157 shares of the registrant’s Class I-R common stock, 2,396,376 shares of the registrant’s Class S-PR common stock and 990,169 shares of the registrant’s Class I-PR common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30,	December 31,
(in thousands, except per share data)	2024	2023
	(unaudited)
ASSETS
Net investment in real estate properties	$6,575,826	$6,753,978
Investment in unconsolidated joint venture partnership	23,088	20,511
Investments in real estate debt and securities, at fair value	507,856	184,755
Cash and cash equivalents	29,023	14,322
Restricted cash	3,105	620
Derivative instruments	43,991	83,531
DST Program Loans (includes $13,482 and $2,439 at fair value as of September 30, 2024 and December 31, 2023, respectively)	125,923	202,715
Other assets	92,374	69,072
Total assets	$7,401,186	$7,329,504
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$89,168	$101,013
Debt, net	3,924,511	3,421,181
Secured financings on investments in real estate debt securities	106,033	42,298
Intangible lease liabilities, net	64,076	75,141
Financing obligations, net (includes $225,622 and $87,145 at fair value as of September 30, 2024 and December 31, 2023, respectively)	1,150,078	1,658,634
Distribution fees payable to affiliates	90,267	64,517
Other liabilities	57,940	57,176
Total liabilities	5,482,073	5,419,960
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	105,968	114,310
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	2,696	2,886
Additional paid-in capital	2,846,029	2,850,329
Accumulated deficit and distributions	(1,289,785)	(1,094,009)
Accumulated other comprehensive income	8,973	35,716
Total stockholders’ equity	1,567,913	1,794,922
Noncontrolling interests	245,232	312
Total equity	1,813,145	1,795,234
Total liabilities and equity	$7,401,186	$7,329,504

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Revenues:
Rental revenues	$121,589	$117,386	$363,930	$341,605
Debt-related income	11,363	3,948	24,206	6,162
Total revenues	132,952	121,334	388,136	347,767
Operating expenses:
Rental expenses	30,658	29,216	91,640	83,960
Real estate-related depreciation and amortization	73,289	72,846	217,735	217,186
General and administrative expenses	4,192	3,501	13,416	11,571
Advisory fees	16,265	18,217	49,767	56,436
Acquisition costs and reimbursements	980	754	2,176	9,485
Total operating expenses	125,384	124,534	374,734	378,638
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	2,520	(35)	2,545	(174)
Interest expense	(69,080)	(43,168)	(188,229)	(141,603)
Unrealized (loss) gain on financing obligations	(853)	—	1,247	—
Unrealized gain (loss) on DST Program Loans	209	—	(36)	—
Gain on extinguishment of financing obligations	12,750	—	12,750	—
(Loss) gain on derivative instruments	(608)	1,831	2,388	7,483
Net gain on sale of real estate property	13,394	—	56,923	—
Other income and expenses	2,048	2,720	6,846	7,245
Total other income (expenses)	(39,620)	(38,652)	(105,566)	(127,049)
Net loss	(32,052)	(41,852)	(92,164)	(157,920)
Net loss attributable to redeemable noncontrolling interests	826	1,169	2,412	4,187
Net loss (income) attributable to noncontrolling interests	4,163	(9)	9,641	(28)
Net loss attributable to common stockholders	$(27,063)	$(40,692)	$(80,111)	$(153,761)
Weighted-average shares outstanding—basic	270,867	300,691	278,099	307,886
Weighted-average shares outstanding—diluted	320,913	309,329	313,803	316,344
Net loss attributable to common stockholders per common share—basic and diluted	$(0.10)	$(0.14)	$(0.29)	$(0.50)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(32,052)	$(41,852)	$(92,164)	$(157,920)
Change from cash flow hedging activities	(42,352)	5,578	(24,837)	5,841
Change from activities related to available-for-sale debt securities	549	130	507	517
Comprehensive loss	(73,855)	(36,144)	(116,494)	(151,562)
Comprehensive loss attributable to redeemable noncontrolling interests	1,903	1,010	3,002	3,969
Comprehensive loss attributable to noncontrolling interests	9,605	—	14,826	—
Comprehensive loss attributable to common stockholders	$(62,347)	$(35,134)	$(98,666)	$(147,593)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023	307,805	$3,078	$3,114,553	$(924,350)	$70,846	$312	$2,264,439
Net (loss) income (excludes $1,169 attributable to redeemable noncontrolling interests)	—	—	—	(40,692)	—	9	(40,683)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $159 attributable to redeemable noncontrolling interests)	—	—	—	—	5,549	—	5,549
Issuance of common stock	4,144	41	59,875	—	—	—	59,916
Share-based compensation, net of cancellations	—	—	648	—	—	—	648
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,852)	—	—	—	(1,852)
Trailing distribution fees	—	—	2,416	5,721	—	—	8,137
Redemptions of common stock	(15,368)	(154)	(220,155)	—	—	—	(220,309)
Distributions declared (excludes $1,296 attributable to redeemable noncontrolling interests)	—	—	—	(45,096)	—	(9)	(45,105)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,307	—	—	—	2,307
Balance as of September 30, 2023	296,581	$2,965	$2,957,792	$(1,004,417)	$76,395	$312	$2,033,047
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024	273,275	$2,733	$2,848,494	$(1,224,905)	$46,147	$207,166	$1,879,635
Net loss (excludes $826 attributable to redeemable noncontrolling interests)	—	—	—	(27,063)	—	(4,163)	(31,226)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $1,077 attributable to redeemable noncontrolling interests)	—	—	—	—	(35,284)	(5,442)	(40,726)
Issuance of common stock	2,899	29	36,361	—	—	—	36,390
Share-based compensation, net of cancellations	—	—	596	—	—	—	596
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,369)	—	—	—	(1,369)
Trailing distribution fees	—	—	2,605	2,810	—	(8,816)	(3,401)
Redemptions of common stock	(6,581)	(66)	(82,858)	—	—	—	(82,924)
Issuances of OP Units for DST Interests	—	—	—	—	—	104,741	104,741
Distributions declared (excludes $1,239 attributable to redeemable noncontrolling interests)	—	—	—	(40,627)	—	(6,326)	(46,953)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,618)	—	—	—	(1,618)
Reallocation of stockholders' equity and noncontrolling interests	—	—	43,818	—	(1,890)	(41,928)	—
Balance as of September 30, 2024	269,593	$2,696	$2,846,029	$(1,289,785)	$8,973	$245,232	$1,813,145

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $4,187 attributable to redeemable noncontrolling interests)	—	—	—	(153,761)	—	28	(153,733)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $218 attributable to redeemable noncontrolling interests)	—	—	—	—	6,140	—	6,140
Issuance of common stock	16,063	160	240,237	—	—	—	240,397
Share-based compensation, net of cancellations	(49)	—	1,979	—	—	—	1,979
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(6,957)	—	—	—	(6,957)
Trailing distribution fees	—	—	1,091	18,871	—	—	19,962
Redemptions of common stock	(33,977)	(340)	(500,908)	—	—	—	(501,248)
Distributions declared (excludes $3,580 attributable to redeemable noncontrolling interests)	—	—	—	(130,030)	—	(28)	(130,058)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	3,218	—	—	—	3,218
Balance as of September 30, 2023	296,581	$2,965	$2,957,792	$(1,004,417)	$76,395	$312	$2,033,047
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net loss (excludes $2,412 attributable to redeemable noncontrolling interests)	—	—	—	(80,111)	—	(9,641)	(89,752)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $590 attributable to redeemable noncontrolling interests)	—	—	—	—	(18,555)	(5,185)	(23,740)
Issuance of common stock	9,399	94	118,575	—	—	—	118,669
Share-based compensation, net of cancellations	(78)	(1)	1,546	—	—	—	1,545
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,436)	—	—	—	(4,436)
Trailing distribution fees	—	—	5,968	9,488	—	(41,206)	(25,750)
Redemptions of common stock	(28,334)	(283)	(361,813)	—	—	—	(362,096)
Issuances of OP Units for DST Interests	—	—	—	—	—	540,915	540,915
Distributions declared (excludes $3,743 attributable to redeemable noncontrolling interests)	—	—	—	(125,153)	—	(12,388)	(137,541)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	97	—	—	—	97
Reallocation of stockholders' equity and noncontrolling interests	—	—	235,763	—	(8,188)	(227,575)	—
Balance as of September 30, 2024	269,593	$2,696	$2,846,029	$(1,289,785)	$8,973	$245,232	$1,813,145

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net loss	$(92,164)	$(157,920)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Real estate-related depreciation and amortization	217,735	217,186
Amortization of deferred financing costs	9,949	7,568
Decrease in financing obligation liability appreciation	(6,664)	(1,859)
Equity in (income) loss from unconsolidated joint venture partnership	(2,545)	174
Loss on changes in fair value of interest rate caps	12,135	6,123
Amortization of interest rate cap premiums	8,644	1,300
Unrealized gain on financing obligations	(1,247)	—
Unrealized loss on DST Program Loans	36	—
Straight-line rent and amortization of above- and below-market leases	(24,926)	(26,839)
Gain on extinguishment of financing obligations	(12,750)	—
Net gain on sale of real estate property	(56,923)	—
Forfeited investment deposit	—	7,689
Other	(1,901)	390
Changes in operating assets and liabilities
Other assets, accounts payable and accrued expenses and other liabilities	3,937	15,321
Cash settlement of accrued performance participation allocation	—	(77,838)
Net cash provided by (used in) operating activities	53,316	(8,705)
Investing activities:
Real estate acquisitions	(152,271)	(109,818)
Proceeds from disposition of real estate properties	238,698	—
Capital expenditures	(93,899)	(186,170)
Investments in debt-related investments	(226,722)	(103,528)
Investment in unconsolidated joint venture partnership	(27)	(811)
Purchases of available-for-sale debt securities	(94,437)	—
Collection of principal on available-for-sale debt securities	2,442	2,866
Other	3,190	1,858
Net cash used in investing activities	(323,026)	(395,603)
Financing activities:
Proceeds from line of credit	800,000	615,000
Repayments of line of credit	(1,052,000)	(265,000)
Net proceeds from (repayments of) secured funding agreement	63,735	44,004
Proceeds from mortgage note	799,636	92,217
Repayments of mortgage note	(38,000)	—
Debt issuance costs paid	(17,996)	(2,752)
Interest rate cap premiums	(6,987)	(8,563)
Proceeds from issuance of common stock, net	51,279	173,470
Proceeds from financing obligations, net	128,647	268,653
Offering costs paid in connection with issuance of common stock and private placements	(3,742)	(4,564)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(61,764)	(50,391)
Distribution fees paid to affiliates	(11,816)	(19,559)
Redemptions of common stock	(362,096)	(501,248)
Redemptions of redeemable noncontrolling interests	(2,000)	—
Net cash provided by financing activities	286,896	341,267
Net increase (decrease) in cash, cash equivalents and restricted cash	17,186	(63,041)
Cash, cash equivalents and restricted cash, at beginning of period	14,942	80,023
Cash, cash equivalents and restricted cash, at end of period	$32,128	$16,982

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated balance sheets as of December 31, 2023 have been reclassified to conform to the 2024 presentation. Additionally, certain items in our condensed consolidated statements of cash flows for the nine months ended September 30, 2023 have been reclassified to conform to the 2024 presentation.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which intends to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statements of operations. ASU No. 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing this guidance and determining the impact on our condensed consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of September 30, 2024 and December 31, 2023, our consolidated investment in real estate properties consisted of 248 and 256 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction and one building in the pre-construction phase as of both September 30, 2024 and December 31, 2023.

	As of
(in thousands)	September 30, 2024	December 31, 2023
Land	$1,294,490	$1,300,059
Building and improvements (1)	5,635,037	5,486,636
Intangible lease assets	511,557	498,053
Construction in progress	80,963	219,659
Investment in real estate properties	7,522,047	7,504,407
Less accumulated depreciation and amortization	(946,221)	(750,429)
Net investment in real estate properties	$6,575,826	$6,753,978

(1) Includes site improvements.

Acquisitions

During the nine months ended September 30, 2024, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2024 Acquisitions:
Plainfield Distribution Center I&II	4/8/2024	2	$78,087
Baymeadow Commerce Center	5/9/2024	1	18,051
Nashville Logistics Center	6/27/2024	1	52,811
Total Acquisitions		4	$148,949
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

During the nine months ended September 30, 2024, we allocated the purchase price of our acquisitions to land, building and improvements, construction in progress, and intangible lease assets and liabilities as follows:

For the Nine Months Ended
(in thousands)	September 30, 2024
Land	$24,212
Building and improvements (1)	115,403
Intangible lease assets	13,007
Below-market lease liabilities	(3,673)
Total purchase price (2)	$148,949
(1)	Includes site improvements.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2024, as of the respective date of each acquisition, was 2.7 years.

Dispositions

During the nine months ended September 30, 2024, we sold 12 industrial buildings for aggregate net proceeds of approximately $238.7 million. We recorded a net gain on sale of approximately $56.9 million. During the nine months ended September 30, 2023, we did not sell any properties.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of September 30, 2024 and December 31, 2023 included the following:

	As of September 30, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$499,228	$(290,647)	$208,581	$485,184	$(243,878)	$241,306
Above-market lease assets (1)	12,329	(6,946)	5,383	12,869	(5,916)	6,953
Below-market lease liabilities	(132,431)	68,355	(64,076)	(129,823)	54,682	(75,141)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$3,785	$4,058	$12,009	$11,273
Above-market lease amortization	(413)	(493)	(1,269)	(1,576)
Below-market lease amortization	5,256	5,525	14,186	17,142
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$55,755	$52,014	$164,271	$153,921
Intangible lease asset amortization	17,534	20,832	53,464	63,265

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

Our debt-related investments consist of floating-rate senior loans secured by real estate, which we acquire for investment purposes.

The following table summarizes our debt-related investments as of September 30, 2024:

($ in thousands)				As of September 30, 2024
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	Jul 2023	$60,860	$59,378	$59,378	8.70%	Aug 2025
Senior	Industrial	NY	Aug 2023	113,910	102,435	102,435	8.35	Sep 2026
Senior	Industrial	TX	Jan 2024	36,404	24,732	24,732	9.60	Feb 2027
Senior	Industrial	NC	Apr 2024	38,350	37,000	37,000	7.50	Apr 2027
Senior	Industrial	VA	Aug 2024	136,402	65,000	65,000	10.35	Sep 2028
Senior	Industrial	TX	Sep 2024	115,100	70,700	70,700	8.65	Oct 2026
			Total / weighted-average	$501,026	$359,245	$359,245	8.82%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.2 years as of September 30, 2024.

The following table summarizes our debt-related investments as of December 31, 2023:

($ in thousands)				As of December 31, 2023
Loan Type	Property Type	Location	Origination Date	Total Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	Jul 2023	$60,860	$29,700	$29,700	9.21%	Aug 2025
Senior	Industrial	NY	Aug 2023	113,910	99,423	99,423	8.86	Sep 2026
			Total / weighted-average	$174,770	$129,123	$129,123	8.94%

(1) The weighted-average remaining term of our debt-related investments was approximately 2.5 years as of December 31, 2023.

Available-for-Sale Debt Securities

As of September 30, 2024 and December 31, 2023, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.7 years and 3.2 years as of September 30, 2024 and December 31, 2023, respectively. There were no credit losses associated with our available-for-sale debt securities as of September 30, 2024 or December 31, 2023. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2024 and December 31, 2023:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of September 30, 2024	$149,558	$147,658	$1,900	$953	$148,611
As of December 31, 2023	$57,326	$55,186	$2,140	$446	$55,632
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	September 30,	December 31,		September 30,	December 31,
($ in thousands)	2024	2023	Maturity Date	2024	2023
Line of credit (1)	5.11%	6.20%	March 2025	$318,000	$570,000
Term loan (2)	3.75	3.35	March 2027	550,000	550,000
Term loan (3)	3.47	3.42	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	4.02	3.58	July 2025 - January 2029	1,162,720	996,720
Floating-rate mortgage notes (5)	5.48	4.48	January 2025 - October 2026	1,325,129	725,605
Total principal amount / weighted-average (6)	4.48%	4.17%		$3,955,849	$3,442,325
Less unamortized debt issuance costs				(31,423)	(21,359)
Add unamortized mark-to-market adjustment on assumed debt				85	215
Total debt, net				$3,924,511	$3,421,181
Gross book value of properties encumbered by debt				$3,745,025	$2,596,052
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of September 30, 2024, total commitments for the line of credit were $1.0 billion and the unused portion under the line of credit was $682.0 million, of which $411.9 million was available.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of September 30, 2024, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of September 30, 2024, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.

(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note, a $129.1 million mortgage note and a $590.0 million mortgage note. As of September 30, 2024, borrowings under the $129.1 million mortgage note amounted to $117.9 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of interest rate cap agreements. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%, including the effects of interest rate cap agreements. The effective interest rate of the $590.0 million mortgage note is calculated based on Term SOFR plus a margin of 2.33%, including the effects of an interest rate cap agreement.
(6)	The weighted-average remaining term of our consolidated debt was approximately 1.8 years as of September 30, 2024, excluding any extension options on the line of credit and certain of our mortgage notes.

For the three months ended September 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $52.7 million and $37.6 million, respectively, including $3.7 million and $0.7 million, respectively, related to the amortization of our interest rate cap premiums. For the nine months ended September 30, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $147.0 million and $102.0 million, respectively, including $9.6 million and $1.3 million, respectively, related to the amortization of our interest rate cap premiums. For the three and nine months ended September 30, 2024, the amount of interest capitalized was $2.3 million and $11.3 million, respectively, and for the three and nine months ended September 30, 2023, the amount of interest capitalized was $5.4 million and $14.8 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).

As of September 30, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
Remainder of 2024	$—	$—	$—	$—
2025	318,000	—	985,080	1,303,080
2026	—	600,000	707,879	1,307,879
2027	—	550,000	333,750	883,750
2028	—	—	—	—
Thereafter	—	—	461,140	461,140
Total principal payments	$318,000	$1,150,000	$2,487,849	$3,955,849
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	With respect to our mortgage notes, the term of our $209.3 million mortgage note that matures in July 2025 may be extended pursuant to a one-year extension option, subject to certain conditions. Our $408.0 million mortgage note that matures in January 2025, our $367.8 million mortgage note that matures in July 2025, and our $129.1 million mortgage note that matures in October 2026, all may be extended pursuant to two one-year extension options, subject to certain conditions. Our $590.0 million mortgage note that matures in July 2026 may be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of September 30, 2024.

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

We have $106.0 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which are fair valued at $148.6 million as of September 30, 2024. Advances under the Morgan Stanley MRA for the nine months ended September 30, 2024 accrued interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.75% to 1.15%. For the three and nine months ended September 30, 2024, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $1.7 million and $3.4 million, respectively, and for each of the three and nine months ended September 30, 2023, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $0.7 million. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.

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

During the next 12 months, we estimate that approximately $11.8 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

	Number of	Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of September 30, 2024
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$22,484
Interest rate caps not designated as cash flow hedges	3	537,110	Derivative instruments	3,091
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	18,416
Total derivative instruments	25	$3,004,190		$43,991
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	11	$1,142,830	Derivative instruments	$41,091
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	14,887
Interest rate caps designated as cash flow hedges	8	475,000	Derivative instruments	27,553
Total derivative instruments	23	$2,324,940		$83,531

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(31,823)	$18,156	$5,894	$38,478
Amount reclassified from AOCI as a decrease into interest expense	(10,529)	(12,578)	(30,731)	(32,637)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(69,080)	(43,168)	(188,229)	(141,603)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$(4,839)	$(3,253)	$(12,135)	$(6,123)
Realized gain on derivative instruments recognized in other income (expenses) (2)	4,231	5,084	14,523	13,606

(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

The following table summarizes our DST Program Loans as of September 30, 2024 and December 31, 2023:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of September 30, 2024
DST Program Loans, carried at cost	$112,441	$	N/A	$112,441	5.67%	8.28
DST Program Loans, carried at fair value	13,518		(36)	13,482	6.72	9.51
Total	$125,959		$(36)	$125,923	5.79%	8.41
As of December 31, 2023
DST Program Loans, carried at cost	$200,276	$	N/A	$200,276	4.98%	7.42
DST Program Loans, carried at fair value	2,439		—	2,439	6.27	10.00
Total	$202,715	$	N/A	$202,715	5.00%	7.45
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of September 30, 2024 and December 31, 2023:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Book Value
As of September 30, 2024
Financing obligations, carried at cost	$925,300	$(844)	$—	$	N/A	$924,456
Financing obligations, carried at fair value	227,048	N/A	N/A		(1,426)	225,622
Total	$1,152,348	$(844)	$—		$(1,426)	$1,150,078
As of December 31, 2023
Financing obligations, carried at cost	$1,559,200	$(1,975)	$14,264	$	N/A	$1,571,489
Financing obligations, carried at fair value	87,324	N/A	N/A		(179)	87,145
Total	$1,646,524	$(1,975)	$14,264		$(179)	$1,658,634
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
DST Interests sold	$27,825	$104,812	$142,742	$322,444
DST Interests financed by DST Program Loans	2,807	13,836	11,079	46,447
Unrealized gain (loss) on DST Program Loans	209	—	(36)	—
Unrealized (loss) gain on financing obligations	(853)	—	1,247	—
Income earned from DST Program Loans (1)	1,834	2,411	6,150	6,331
Gain on extinguishment of financing obligations	12,750	—	12,750	—
Decrease in financing obligation liability appreciation (2)	—	(9,273)	(6,664)	(1,859)
Rent obligation incurred under master lease agreements (2)	12,931	17,569	45,241	48,680
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by issuing partnership units in the Operating Partnership (“OP Units”) in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the issuance of the OP Units as an issuance of equity. During the nine months ended September 30, 2024, 42.1 million OP Units were issued in exchange for DST Interests for a net investment of $540.9 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. There were no OP Units issued in exchange for DST Interests during the nine months ended September 30, 2023.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of September 30, 2024
Assets
Derivative instruments	$—	$43,991	$—	$43,991
Available-for-sale debt securities	—	148,611	—	148,611
Debt-related investments	—	—	359,245	359,245
DST Program Loans	—	—	13,482	13,482
Total assets measured at fair value	$—	$192,602	$372,727	$565,329
Liabilities
Financing obligations	$—	$—	$225,622	$225,622
Total liabilities measured at fair value	$—	$—	$225,622	$225,622
As of December 31, 2023
Assets
Derivative instruments	$—	$83,531	$—	$83,531
Available-for-sale debt securities	—	55,632	—	55,632
Debt-related investments	—	—	129,123	129,123
DST Program Loans	—	—	2,439	2,439
Total assets measured at fair value	$—	$139,163	$131,562	$270,725
Liabilities
Financing obligations	$—	$—	$87,145	$87,145
Total liabilities measured at fair value	$—	$—	$87,145	$87,145

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	11,079	226,722	237,801
Unrealized loss on financial assets	(36)	—	(36)
Paid-in-kind interest	—	3,400	3,400
Balance as of September 30, 2024	$13,482	$359,245	$372,727

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	139,724
Unrealized gain on financing obligations	(1,247)
Balance as of September 30, 2024	$225,622

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$359,245	Yield Method	Market Yield	Decrease
DST Program Loans	13,482	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$225,622	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

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

Financial Assets and Liabilities Not Measured At Fair Value

As of September 30, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2024		As of December 31, 2023
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$112,441	$111,733	$200,276	$196,715
Liabilities:
Line of credit	3	$318,000	$318,000	$570,000	$570,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,487,849	2,416,656	1,722,325	1,647,660
Secured financings on investments in real estate debt securities	3	106,033	106,033	42,298	42,298
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

8. EQUITY

Securities Offerings

We may conduct securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T-R shares, Class D-R shares, and Class I-R shares, and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024. On August 22, 2024, we amended our registration statement on Form S-11 with respect to our third public offering to make it a distribution reinvestment plan (“DRIP”) only registration statement on Form S-3 pursuant to Rule 415(a)(1)(ii) under the Securities Act of 1933, as amended (the “Securities Act”). On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act (the “Private Offering”), which offers Class S-PR shares, Class D-PR shares and Class I-PR shares.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the nine months ended September 30, 2024, we raised gross proceeds of approximately $118.7 million from the sale of approximately 9.2 million shares of our common stock in our securities offerings, including proceeds from our DRIP of approximately $66.6 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	101,658	1,200,000	162,838
Class D-R, $0.01 par value per share	75,000	19,049	75,000	20,410
Class I-R, $0.01 par value per share	200,000	148,478	225,000	105,358
Class S-PR, $0.01 par value per share	425,000	200	—	—
Class D-PR, $0.01 par value per share	175,000	—	—	—
Class I-PR, $0.01 par value per share	425,000	208	—	—

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of June 30, 2023 (1)	201,793	20,968	85,044	—	—	—	307,805
Issuance of common stock:
Primary shares	1,675	332	594	—	—	—	2,601
DRIP	942	116	462	—	—	—	1,520
Stock grants, net of cancellations	—	—	31	—	—	—	31
Redemptions	(9,127)	(582)	(5,659)	—	—	—	(15,368)
Conversions	(6,749)	—	6,749	—	—	—	—
Forfeitures	—	—	(8)	—	—	—	(8)
Balance as of September 30, 2023 (1)	188,534	20,834	87,213	—	—	—	296,581
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of June 30, 2024 (1)	113,066	19,371	140,838	—	—	—	273,275
Issuance of common stock:
Primary shares	347	81	302	200	—	208	1,138
DRIP	659	122	955	—	—	—	1,736
Stock grants, net of cancellations	—	—	36	—	—	—	36
Redemptions	(2,929)	(513)	(3,139)	—	—	—	(6,581)
Conversions	(9,485)	(12)	9,497	—	—	—	—
Forfeitures	—	—	(11)	—	—	—	(11)
Balance as of September 30, 2024 (2)	101,658	19,049	148,478	200	—	208	269,593
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Balance as of December 31, 2022 (1)	227,265	20,577	66,702	—	—	—	314,544
Issuance of common stock:
Primary shares	7,074	1,615	2,906	—	—	—	11,595
DRIP	2,751	321	1,168	—	—	—	4,240
Stock grants, net of cancellations	—	—	196	—	—	—	196
Redemptions	(21,879)	(1,679)	(10,419)	—	—	—	(33,977)
Conversions	(26,677)	—	26,677	—	—	—	—
Forfeitures	—	—	(17)	—	—	—	(17)
Balance as of September 30, 2023 (1)	188,534	20,834	87,213	—	—	—	296,581
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Balance as of December 31, 2023 (1)	162,838	20,410	105,358	—	—	—	288,606
Issuance of common stock:
Primary shares	1,791	509	1,281	200	—	208	3,989
DRIP	2,181	370	2,639	—	—	—	5,190
Stock grants, net of cancellations	—	—	166	—	—	—	166
Redemptions	(13,690)	(1,989)	(12,655)	—	—	—	(28,334)
Conversions	(51,462)	(251)	51,713	—	—	—	—
Forfeitures	—	—	(24)	—	—	—	(24)
Balance as of September 30, 2024 (2)	101,658	19,049	148,478	200	—	208	269,593
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2024
September 30	$0.15000	$16,045	$7,565	$21,772	$2,810	$48,192
June 30	0.15000	16,430	6,331	22,114	3,082	47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.45000	$49,295	$16,131	$66,370	$9,488	$141,284
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T-R share, per Class D-R share, per Class I-R share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in the primary portion of our securities offerings only. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 11” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in the primary portion of our securities offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	28,334	33,977
Aggregate dollar amount of shares redeemed	$362,096	$501,248
Average redemption price per share	$12.78	$14.75

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

The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$114,310	8,346	$69,553	4,532
Settlement of prior year performance participation allocation (1)	—	—	62,667	4,106
Distributions to redeemable noncontrolling interests	(3,743)	—	(3,580)	—
Redemptions of redeemable noncontrolling interests	(1,500)	(118)	—	—
Net loss attributable to redeemable noncontrolling interests	(2,412)	—	(4,187)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	(590)	—	218	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	(97)	—	(3,218)	—
Ending balance	$105,968	8,228	$121,453	8,638
(1)	The performance hurdle was not met for the year ended December 31, 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in 4.1 million Class I-R OP Units in January 2023 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”).
(2)	Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value, as of September 30, 2024 and 2023.

10. NONCONTROLLING INTERESTS

OP Units

The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Balance at beginning of the period	—	—
Issuance of units	42,103	—
Balance at end of the period	42,103	—

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of September 30, 2024 was $531.0 million. There were no OP Unit redemptions during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, no OP Units were issued to third-party investors.

11. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Receivable (Payable) as of
(in thousands)	2024	2023	2024	2023	September 30, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$161	$831	$839	$4,014	$—	$—
Ongoing distribution fees (1)(2)	3,854	5,721	11,496	18,871	(1,229)	(1,549)
Advisory fee—fixed component	16,265	18,217	49,767	56,436	(5,416)	(5,813)
Other expense reimbursements (3)(4)	3,428	3,168	10,085	9,108	(4,321)	(2,799)
Property accounting fee (5)	868	872	2,610	2,552	(303)	129
DST Program selling commissions, dealer manager fees and distribution fees (1)	814	1,556	3,363	4,558	(577)	(852)
Other DST Program related costs (4)	491	1,390	2,276	4,306	(145)	(215)
Development fees (6)	452	280	955	1,147	(331)	(588)
Total	$26,333	$32,035	$81,391	$100,992	$(12,322)	$(11,687)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $90.3 million and $64.5 million as of September 30, 2024 and December 31, 2023, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition, and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include our proportionate share of development acquisition fees relating to our joint venture partnership, which are included in investment in unconsolidated joint venture partnership on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.1 million and $2.9 million for the three months ended September 30, 2024 and 2023, respectively, and $9.4 million and $8.5 million for the nine months ended September 30, 2024 and 2023, respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I-R OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of September 30, 2024 and 2023; therefore no performance participation allocation expense was recognized in our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023.

Joint Venture Partnerships

For the three and nine months ended September 30, 2024, our joint venture partnership incurred approximately $0.4 million and $1.1 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to their respective service agreements. For the three and nine months ended September 30, 2023, our joint venture partnership incurred approximately $0.4 million and $1.6 million, respectively, in acquisition and asset management fees, and fees related to development, which were paid to affiliates of the Advisor pursuant to their respective service agreements.

12. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net loss attributable to common stockholders—basic	$(27,063)	$(40,692)	$(80,111)	$(153,761)
Net loss attributable to redeemable noncontrolling interests	(826)	(1,169)	(2,412)	(4,187)
Net (loss) income attributable to noncontrolling interests	(4,163)	9	(9,641)	28
Net loss attributable to common stockholders—diluted	$(32,052)	$(41,852)	$(92,164)	$(157,920)
Weighted-average shares outstanding—basic	270,867	300,691	278,099	307,886
Incremental weighted-average shares outstanding—diluted	50,046	8,638	35,704	8,458
Weighted-average shares outstanding—diluted	320,913	309,329	313,803	316,344
Net loss per share attributable to common stockholders:
Basic	$(0.10)	$(0.14)	$(0.29)	$(0.50)
Diluted	$(0.10)	$(0.14)	$(0.29)	$(0.50)

13. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	66,551	62,913
Increase in DST Program Loans receivable through DST Program capital raising	11,079	46,447
Issuances of OP Units for DST Interests	540,915	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	62,667
Increase (decrease) in accrued future ongoing distribution fees	25,750	(19,962)
Decrease in accrued capital expenditures	(25,088)	(28,825)
Non-cash selling commissions and dealer manager fees	839	4,014

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023
Beginning of period:
Cash and cash equivalents	$14,322	$79,524
Restricted cash	620	499
Cash, cash equivalents and restricted cash	$14,942	$80,023
End of period:
Cash and cash equivalents	$29,023	$16,384
Restricted cash	3,105	598
Cash, cash equivalents and restricted cash	$32,128	$16,982

14. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2024.

15. SUBSEQUENT EVENTS

Issuance of OP Units

On November 1, 2024, 19.6 million OP Units were issued in exchange for DST Interests for a net investment of $247.1 million in accordance with our UPREIT structure. The net carrying value of the related financing obligation liability and DST Program Loans was $265.6 million as of the date the OP Units were issued.

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

We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T shares, Class D shares and Class I shares (which have since been renamed as Class T-R shares, Class D-R shares, and Class I-R shares, respectively), and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024, but we are continuing to offer shares in our third public offering to existing investors pursuant to our DRIP. On August 2, 2024, we initiated the Private Offering.

Pursuant to our securities offerings, we have offered shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See “Net Asset Value” below for further detail.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the nine months ended September 30, 2024, we sold $142.7 million of gross interests related to the DST Program, $11.1 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the nine months ended September 30, 2024, we raised gross proceeds of approximately $118.7 million from the sale of approximately 9.2 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.

As of September 30, 2024, we directly owned and managed a real estate portfolio that included 248 industrial buildings totaling approximately 53.8 million square feet located in 30 markets throughout the U.S., with 417 customers, and was 93.7% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the three months ended September 30, 2024, we transacted approximately 1.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 35.5%, calculated using cash basis rental rates (47.3% when calculated using GAAP basis rental rates). During the nine months ended September 30, 2024, we transacted approximately 5.9 million square feet of new and renewal leases, and rent growth on comparable leases averaged 64.4%, calculated using cash basis rental rates (83.9% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of September 30, 2024, our real estate portfolio included:

●	247 industrial buildings totaling approximately 53.6 million square feet comprised our operating portfolio, which includes stabilized properties, and was 94.1% occupied (95.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years; and
●	One industrial building totaling approximately 0.2 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of September 30, 2024, we owned and managed two industrial buildings either under construction or in the pre-construction phase totaling approximately 0.2 million square feet. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of September 30, 2024, we owned and managed two industrial buildings totaling approximately 0.8 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in our joint venture partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of September 30, 2024, we had debt security investments designated as available-for-sale debt securities with a fair value of $148.6 million and a cumulative unrealized gain of $1.0 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.7 years as of September 30, 2024.

As of September 30, 2024, we had six debt-related investments comprised of floating-rate senior loans with an aggregate commitment of up to $501.0 million, with a weighted-average remaining term of 2.2 years and a weighted-average interest rate of 8.82%, calculated based on Term SOFR plus a weighted-average margin of 4.04%. As of September 30, 2024, the outstanding principal amount and fair value were both $359.2 million.

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

Net Asset Value

Our board of directors, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. With the approval of our board of directors, including a majority of our independent directors, we have engaged Altus Group U.S. Inc., a third-party valuation firm, to serve as our independent valuation advisor (“Altus Group” or the “Independent Valuation Advisor”) with respect to helping us administer the valuation and review process for the real properties in our portfolio, providing monthly real property appraisals and valuations for certain of our debt-related assets, reviewing annual third-party real property appraisals, reviewing the internal valuations of DST Program Loans and debt-related liabilities performed by our Advisor, providing quarterly valuations of our properties subject to master lease obligations associated with the DST Program, and assisting in the development and review of our valuation procedures. See Exhibit 4.4 of this Quarterly Report on Form 10-Q for a more detailed description of our valuation procedures, including important disclosure regarding real property valuations provided by the Independent Valuation Advisor.

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.52 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.39 billion, representing a difference of approximately $1.13 billion, or 15.3%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of September 30, 2024 and December 31, 2023:

	As of
(in thousands)	September 30, 2024	December 31, 2023
Investments in industrial properties	$8,517,400	$8,632,800
Investment in unconsolidated joint venture partnership	17,760	19,277
Investments in real estate debt and securities	507,856	184,755
DST Program Loans	125,215	199,154
Cash and cash equivalents	29,023	14,322
Restricted cash	3,105	620
Other assets	95,669	75,208
Line of credit, term loans and mortgage notes	(3,955,934)	(3,442,540)
Secured financings on investments in real estate-related securities	(106,033)	(42,298)
Financing obligations associated with our DST Program	(1,062,522)	(1,569,545)
Other liabilities	(132,625)	(144,286)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,416)	(5,813)
Aggregate Fund NAV	$4,033,498	$3,921,654
Total Fund Interests outstanding	319,527	296,513

The following table sets forth the NAV per Fund Interest as of September 30, 2024:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class D-R Shares	Class I-R Shares (1)	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$4,033,498	$1,283,269	$240,457	$1,869,274	$2,533	$—	$2,624	$635,341
Fund Interests outstanding	319,527	101,658	19,049	148,081	200	—	208	50,331
NAV Per Fund Interest	$12.6234	$12.6234	$12.6234	$12.6234	$12.6234	$—	$12.6234	$12.6234

(1) Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that (i) we currently owe the Dealer Manager under the terms of the dealer manager agreement and (ii) we estimate we may pay to the Dealer Manager in future periods for the Fund Interests. As of September 30, 2024, we estimated approximately $91.5 million of ongoing distribution fees were potentially payable to the Dealer Manager. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of September 30, 2024, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-Average Basis
Exit capitalization rate	5.8%
Discount rate / internal rate of return	7.4%
Average holding period (years)	10.1

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

Prior to January 31, 2020, we valued our debt-related investments and real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above or below market. As of September 30, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2024 was $84.9 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $84.9 million, or $0.27 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2024:

(in thousands)	As of September 30, 2024
Total stockholders' equity	$1,567,913
Noncontrolling interests	245,232
Total equity under GAAP	1,813,145

Adjustments:
Accrued distribution fee (1)	90,267
Redeemable noncontrolling interests (2)	105,968
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,214,632
Unrealized gain (loss) on investments in unconsolidated joint venture partnership (4)	(5,328)
Accumulated depreciation and amortization (5)	877,866
Other adjustments (6)	(63,052)
Aggregate Fund NAV	$4,033,498
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Our investment in our unconsolidated joint venture partnership is presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investment in our unconsolidated joint venture partnership are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $13.23 per share as of December 31, 2023 to $12.62 per share as of September 30, 2024. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of interest rate increases.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of September 30, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(3.40)%	(6.14)%	(8.73)%	4.92%	7.66%	6.88%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(5.56)%	(7.96)%	(11.77)%	5.07%	7.71%	6.91%
Difference	2.16%	1.82%	3.04%	(0.15)%	(0.05)%	(0.03)%

Class T-R Share Total Return (without Sales Charge) (3)	1.15%	(1.72)%	(4.43)%	6.54%	8.66%	7.60%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(1.10)%	(3.62)%	(7.61)%	6.69%	8.70%	7.63%
Difference	2.25%	1.90%	3.18%	(0.15)%	(0.04)%	(0.03)%

Class D-R Share Total Return (3)	1.30%	(1.30)%	(3.88)%	7.13%	9.21%	8.45%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.96)%	(3.21)%	(7.09)%	7.28%	9.25%	8.49%
Difference	2.26%	1.91%	3.21%	(0.15)%	(0.04)%	(0.04)%

Class I-R Share Total Return (3)	1.36%	(1.13)%	(3.66)%	7.41%	9.59%	8.56%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(0.91)%	(3.04)%	(6.87)%	7.56%	9.64%	8.59%
Difference	2.27%	1.91%	3.21%	(0.15)%	(0.05)%	(0.03)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of September 30, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (with Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	(4.10)%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	(4.51)%
Difference	n/a	n/a	n/a	n/a	n/a	0.41%

Class S-PR Share Total Return (without Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	0.42%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	(0.01)%
Difference	n/a	n/a	n/a	n/a	n/a	0.43%

Class D-PR Share Total Return (with Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a

Class D-PR Share Total Return (without Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a

Class I-PR Share Total Return (3)	n/a	n/a	n/a	n/a	n/a	0.49%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	0.06%
Difference	n/a	n/a	n/a	n/a	n/a	0.43%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I-R shares and Class T-R shares (formerly designated as Class I shares and Class T shares, respectively) was November 1, 2017, which is when Class I-R and Class T-R shares of our common stock were first issued to third-party investors. The inception date for Class D-R shares (formerly designated as Class D shares) was July 2, 2018, which is when Class D-R shares of our common stock were first issued to third-party investors. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when Class I-PR shares and Class S-PR shares of our common stock were first issued to third-party investors. Since inception Total Return for Class I-PR shares and Class S-PR shares as presented are cumulative, as the period since each class’s inception date is less than one year. As of September 30, 2024, no Class D-PR shares have been issued.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T-R Share Total Return (with Sales Charge)”, “Class S-PR Share Total Return (with Sales Charge),” and “Class D-PR Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T-R Share Total Return (without Sales Charge)”, “Class S-PR Share Total Return (without Sales Charge),” and “Class D-PR Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
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

The U.S. macroeconomic environment continues to be steady, underpinned by GDP growth of 3% in the second quarter of 2024, while exhibiting moderating inflation, cooling growth in the labor market and year-over-year increases in the unemployment rate. With easing inflationary pressures, the Federal Reserve has shifted its monetary policies in support of its goal to maximize employment and lowered the federal funds rate by 50 basis points in September 2024 and by an additional 25 basis points in November 2024. The publicly traded equity and credit markets delivered positive returns for most asset classes in the third quarter of 2024, as expectation of lower future market rates and overall stability in the economy supported healthy investor demand and generally reduced risk premiums in the quarter, especially for liquid commercial real estate transactions.

While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Although the Federal Reserve has signaled further decreases in interest rates in 2024 and 2025, there is no certainty that there will be a decrease in interest rates or the magnitude or pace of potential decreases or even if such decreases will occur, especially if inflation accelerates.

Offsetting some of these challenges is the significant decline in new industrial real estate development that unfolded throughout 2023 and has continued into 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come. Alongside this trend there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates are continuing to show signs of stabilization and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the nine months ended September 30, 2024, we completed the following activities:

●	Our NAV decreased to $12.62 per share as of September 30, 2024 from $13.23 per share as of December 31, 2023. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this decrease.
●	We raised $118.7 million of gross equity capital from our securities offerings. Additionally, we raised $142.7 million of gross capital through private placement offerings by selling DST Interests, $11.1 million of which were financed by DST Program Loans. We redeemed 28.3 million shares for an aggregate dollar amount of $362.1 million.
●	We leased approximately 5.9 million square feet, which included 2.8 million square feet of new and future leases and 3.1 million square feet of renewals through 49 separate transactions with an average annual base rent of $7.61 per square foot, representing rent growth of 64.4% on comparable leases, calculated using cash basis rental rates (83.9% when calculated on a GAAP basis).
●	We originated four debt-related investments consisting of floating-rate senior loans with an aggregate commitment of up to $326.3 million, with a weighted-average remaining term of 3.0 years at the date of origination and interest rates calculated based on Term SOFR plus a weighted-average margin of 4.38%.
●	We acquired debt security investments with an aggregate face amount of $94.7 million with a weighted-average remaining term (based on the fully extended maturity date of the instruments) of 5.0 years at the date of acquisition.
●	We acquired four industrial buildings comprised of approximately 1.5 million square feet for an aggregate purchase price of $148.9 million.
●	We issued 42.1 million OP Units in exchange for DST Interests for a net investment of $540.9 million.
●	We disposed of 12 industrial buildings comprised of approximately 1.7 million square feet for net proceeds of approximately $238.7 million and recorded a net gain on sale of $56.9 million related to the sale of these buildings.

Portfolio Information

As of September 30, 2024 and December 31, 2023, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2024	December 31, 2023
Portfolio data:
Total buildings	248	256
Total rentable square feet	53,827	54,028
Total number of customers	417	429
Percent occupied of operating portfolio (1)	94.1%	97.3%
Percent occupied of total portfolio (1)	93.7%	93.5%
Percent leased of operating portfolio (1)	95.9%	97.7%
Percent leased of total portfolio (1)	95.6%	93.9%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2024 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, and for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	For the Three Months Ended				For the Nine Months Ended September 30,
(in thousands, except per share data)	September 30, 2024	June 30, 2024	Change	% Change	2024	2023	Change	% Change
Revenues:
Rental revenues	$121,589	$122,077	$(488)	(0.4)%	$363,930	$341,605	$22,325	6.5%
Debt-related income	11,363	7,709	3,654	47.4%	24,206	6,162	18,044	NM
Total revenues	132,952	129,786	3,166	2.4%	388,136	347,767	40,369	11.6%
Operating expenses:
Rental expenses	30,658	31,139	(481)	(1.5)%	91,640	83,960	7,680	9.1%
Real estate-related depreciation and amortization	73,289	72,216	1,073	1.5%	217,735	217,186	549	0.3%
General and administrative expenses	4,192	4,749	(557)	(11.7)%	13,416	11,571	1,845	15.9%
Advisory fees	16,265	16,495	(230)	(1.4)%	49,767	56,436	(6,669)	(11.8)%
Acquisition costs and reimbursements	980	642	338	52.6%	2,176	9,485	(7,309)	(77.1)%
Total operating expenses	125,384	125,241	143	0.1%	374,734	378,638	(3,904)	(1.0)%
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnership	2,520	18	2,502	NM	2,545	(174)	2,719	NM
Interest expense	(69,080)	(63,448)	(5,632)	(8.9)%	(188,229)	(141,603)	(46,626)	(32.9)%
Unrealized (loss) gain on financing obligations	(853)	95	(948)	NM	1,247	—	1,247	100.0%
Unrealized gain (loss) on DST Program Loans	209	(245)	454	NM	(36)	—	(36)	(100.0)%
Gain on extinguishment of financing obligations	12,750	—	12,750	100.0%	12,750	—	12,750	100.0%
Loss (gain) on derivative instruments	(608)	677	(1,285)	NM	2,388	7,483	(5,095)	(68.1)%
Net gain on sale of real estate property	13,394	6,187	7,207	NM	56,923	—	56,923	100.0%
Other income and (expenses)	2,048	2,227	(179)	(8.0)%	6,846	7,245	(399)	(5.5)%
Total other income (expenses)	(39,620)	(54,489)	14,869	27.3%	(105,566)	(127,049)	21,483	16.9%
Net loss	(32,052)	(49,944)	17,892	35.8%	(92,164)	(157,920)	65,756	41.6%
Net loss attributable to redeemable noncontrolling interests	826	1,304	(478)	(36.7)%	2,412	4,187	(1,775)	(42.4)%
Net loss (income) attributable to noncontrolling interests	4,163	5,270	(1,107)	(21.0)%	9,641	(28)	9,669	NM
Net loss attributable to common stockholders	$(27,063)	$(43,370)	$16,307	37.6%	$(80,111)	$(153,761)	$73,650	47.9%
Weighted-average shares outstanding—basic	270,867	277,521	(6,654)	(2.4)%	278,099	307,886	(29,787)	(9.7)%
Weighted-average shares outstanding—diluted	320,913	319,660	1,253	0.4%	313,803	316,344	(2,541)	(0.8)%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.10)	$(0.16)	$0.06	37.5%	$(0.29)	$(0.50)	$0.21	42.0%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $3.2 million for the three months ended September 30, 2024, as compared to the previous quarter, and by approximately $40.4 million for the nine months ended September 30, 2024, as compared to the same period in 2023, driven by increases in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues remained consistent for the three months ended September 30, 2024, as compared to the previous quarter.

Rental revenues increased by $22.3 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the increase in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio, partially offset by the disposal of twelve buildings during the nine months ended September 30, 2024, as well as decreases in average occupancy driven by the acquisition of value-add properties and development completions since September 30, 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Substantially all of our industrial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. Total rental expenses decreased by $0.5 million for the three months ended September 30, 2024, as compared to the previous quarter. Total rental expenses increased by $7.7 million for the nine months ended September 30, 2024, as compared to the same period in 2023, due to the increase in non-same store expenses resulting from the acquisition and development completion activity since January 1, 2023, as well as the increase in recoverable property and franchise taxes related to the same store portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $3.7 million for the three months ended September 30, 2024, as compared to the previous quarter, and $18.0 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the additions of debt-related securities and debt-related investments to our portfolio during the nine months ended September 30, 2024.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $1.1 million for the three months ended September 30, 2024, as compared to the previous quarter, primarily due to the stabilization of four buildings during the three months ended September 30, 2024. Real estate-related depreciation and amortization expense remained consistent for the nine months ended September 30, 2024, as compared to the same period in 2023.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses remained consistent for the three months ended September 30, 2024, as compared to the previous quarter. In aggregate, the remaining operating expenses decreased by $12.1 million for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the following:

●	a $7.3 million decrease in acquisition costs and reimbursements due to a deposit in the amount of $7.7 million that was forfeited in the first quarter of 2023 when the associated real estate acquisition did not close; and
●	a $6.7 million decrease in the fixed component of the advisory fee due to the change in value of our properties during the nine months ended September 30, 2024, as compared to the same period of the previous year.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $14.9 million impact on our net income (loss) for the three months ended September 30, 2024, as compared to the previous quarter, primarily due to the following:

●	a $12.8 million gain on the extinguishment of financing obligations when we exercised a purchase option for certain properties in our DST Program;
●	a $7.2 million increase in net gain on sale of real estate properties during the three months ended September 30, 2024 as compared to the prior quarter related to the sale of two industrial properties during the three months ended September 30, 2024, resulting in a net gain of $13.4 million; and
●	an increase in equity in income (loss) from our unconsolidated joint venture partnership for the three months ended September 30, 2024, related to $2.5 million of incentive fee income associated with the incentive fee earned from our unconsolidated joint venture partnership.

Partially offset by:

●	an increase in interest expense of $5.6 million for the three months ended September 30, 2024 as compared to the previous quarter, primarily due to (i) an increase in interest expense related to the timing of principal borrowings on the floating-rate mortgage note originated during the three months ended June 30, 2024 and (ii) an increase in consolidated indebtedness interest expense related to increased borrowing activity and interest rates on our line of credit, partially offset by a decrease in master lease interest expense due to the extinguishment of financing obligations during the period; and
●	a $1.3 million decrease in gain on derivative instruments for the three months ended September 30, 2024 as compared to the previous quarter, primarily related to the change in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes.

In aggregate, the remaining items that comprise our net income (loss) had a $21.5 million impact on our net income (loss) for the nine months ended September 30, 2024, as compared to the same period in 2023, primarily due to the following:

●	a $56.9 million net gain on sale of real estate properties related to the disposition of 12 industrial properties during the nine months ended September 30, 2024, while there were no dispositions in the same period of the previous year;
●	the $12.8 million gain on the extinguishment of financing obligations described above; and
●	a $2.7 million increase in equity in income (loss) from our unconsolidated joint venture partnership related to the $2.5 million in incentive fee income described above.

Partially offset by:

●	an increase in interest expense of $46.6 million for the nine months ended September 30, 2024 as compared to the same period of the previous year, primarily due to a $45.5 million increase in the consolidated indebtedness interest expense related to the addition of three new mortgage notes and increased average borrowing activity on our line of credit during the period; and
●	a $5.1 million decrease in gain on derivative instruments for the nine months ended September 30, 2024, as compared to the same period of the previous year, primarily related to the change in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes.

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

The same store operating portfolio for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 presented below included 237 buildings totaling approximately 50.2 million square feet owned as of January 1, 2024, which represented 93.3% of total rentable square feet, 96.8% of total rental revenues, and 97.1% of net operating income for the three months ended September 30, 2024. The same store operating portfolio for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 presented below included 228 buildings totaling approximately 47.9 million square feet owned as of January 1, 2023, which represented 89.1% of total rentable square feet, 91.0% of total rental revenues, and 91.4% of net operating income for the nine months ended September 30, 2024.

The following table reconciles GAAP net income (loss) to same store portfolio property NOI for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, and the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	For the Three Months Ended				For the Nine Months Ended September 30,
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change	2024	2023	Change	% Change
Net loss attributable to common stockholders	$(27,063)	$(43,370)	$16,307	37.6%	$(80,111)	$(153,761)	$73,650	47.9%
Debt-related income	(11,363)	(7,709)	(3,654)	(47.4)%	(24,206)	(6,162)	(18,044)	NM
Real estate-related depreciation and amortization	73,289	72,216	1,073	1.5%	217,735	217,186	549	0.3%
General and administrative expenses	4,192	4,749	(557)	(11.7)%	13,416	11,571	1,845	15.9%
Advisory fees	16,265	16,495	(230)	(1.4)%	49,767	56,436	(6,669)	(11.8)%
Acquisition costs and reimbursements	980	642	338	52.6%	2,176	9,485	(7,309)	(77.1)%
Equity in (income) loss from unconsolidated joint venture partnership	(2,520)	(18)	(2,502)	NM	(2,545)	174	(2,719)	NM
Interest expense	69,080	63,448	5,632	8.9%	188,229	141,603	46,626	32.9%
Unrealized loss (gain) on financing obligations	853	(95)	948	NM	(1,247)	—	(1,247)	(100.0)%
Unrealized (gain) loss on DST Program Loans	(209)	245	(454)	NM	36	—	36	100.0%
Gain on extinguishment of financing obligations	(12,750)	—	(12,750)	(100.0)%	(12,750)	—	(12,750)	(100.0)%
Loss (gain) on derivative instruments	608	(677)	1,285	NM	(2,388)	(7,483)	5,095	68.1%
Net gain on sale of real estate property	(13,394)	(6,187)	(7,207)	NM	(56,923)	—	(56,923)	(100.0)%
Other income and expenses	(2,048)	(2,227)	179	8.0%	(6,846)	(7,245)	399	5.5%
Net loss attributable to redeemable noncontrolling interests	(826)	(1,304)	478	36.7%	(2,412)	(4,187)	1,775	42.4%
Net (loss) income attributable to noncontrolling interests	(4,163)	(5,270)	1,107	21.0%	(9,641)	28	(9,669)	NM
Net operating income	$90,931	$90,938	$(7)	(0.0)%	$272,290	$257,645	$14,645	5.7%
Less: Non-same store property NOI	2,632	2,337	295	12.6%	23,340	13,226	10,114	76.5%
Same store property NOI	$88,299	$88,601	$(302)	(0.3)%	$248,950	$244,419	$4,531	1.9%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024, and for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023:

	For the Three Months Ended				For the Nine Months Ended
(in thousands)	September 30, 2024	June 30, 2024	Change	% Change	September 30, 2024	September 30, 2023	Change	% Change
Rental revenues:
Same store operating properties	$117,710	$118,736	$(1,026)	(0.9)%	$331,243	$322,778	$8,465	2.6%
Other properties	3,879	3,341	538	16.1%	32,687	18,827	13,860	73.6%
Total rental revenues	121,589	122,077	(488)	(0.4)%	363,930	341,605	22,325	6.5%
Rental expenses:
Same store operating properties	(29,411)	(30,135)	724	2.4%	(82,293)	(78,359)	(3,934)	(5.0)%
Other properties	(1,247)	(1,004)	(243)	(24.2)%	(9,347)	(5,601)	(3,746)	(66.9)%
Total rental expenses	(30,658)	(31,139)	481	1.5%	(91,640)	(83,960)	(7,680)	(9.1)%
Net operating income:
Same store operating properties	88,299	88,601	(302)	(0.3)%	248,950	244,419	4,531	1.9%
Other properties	2,632	2,337	295	12.6%	23,340	13,226	10,114	76.5%
Total property net operating income	$90,931	$90,938	$(7)	(0.0)%	$272,290	$257,645	$14,645	5.7%

Rental Revenues. Non-same store rental revenues increased by $0.5 million for the three months ended September 30, 2024, as compared to the previous quarter.

Same store rental revenues decreased by $1.0 million for the three months ended September 30, 2024 as compared to the previous quarter, primarily due to a decrease in recovery revenue and a decrease in average occupancy of same store properties.

Non-same store rental revenues increased by $13.9 million for the nine months ended September 30, 2024 as compared to the same period in 2023, due to the addition of 17 industrial properties that we have acquired or developed since January 1, 2023, as well as three value-add properties that were acquired in 2022 and stabilized during 2023.

Same store rental revenues increased by $8.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to increases in rental rates of same store properties, partially offset by a small decrease to average occupancy.

Rental Expenses. Non-same store rental expenses increased by $0.2 million for the three months ended September 30, 2024, as compared to the previous quarter.

Same store rental expenses decreased by $0.7 million for the three months ended September 30, 2024, as compared to the previous quarter, primarily due to a decrease in property tax and maintenance expenses.

Non-same store rental expenses increased by $3.7 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to the growth of our portfolio, as described above. Same store rental expenses increased by $3.9 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily due to an increase in property and franchise taxes, as well as certain repair and maintenance costs.

ADDITIONAL MEASURES OF PERFORMANCE

Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”)

We believe that FFO and AFFO, in addition to net income (loss) and cash flows from operating activities as defined by GAAP, are useful supplemental performance measures that our management uses to evaluate our consolidated operating performance. However, these supplemental, non-GAAP measures should not be considered as alternatives to net income (loss) or to cash flows from operating activities as indications of our performance and are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. No single measure can provide users of financial information with sufficient information and only our disclosures read as a whole can be relied upon to adequately portray our financial position, liquidity and results of operations. In addition, other REITs may define FFO, AFFO and similar measures differently and choose to treat certain accounting line items in a manner different from us due to specific differences in investment and operating strategy or for other reasons.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
GAAP net loss	$(32,052)	$(41,852)	$(92,164)	$(157,920)
Weighted-average shares outstanding—diluted	320,913	309,329	313,803	316,344
GAAP net loss per common share—diluted	$(0.10)	$(0.14)	(0.29)	(0.50)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	73,289	72,846	217,735	217,186
Our share of adjustment above from unconsolidated joint venture partnership	68	47	215	47
Net gain on sale of real estate property	(13,394)	—	(56,923)	—
FFO	$27,911	$31,041	$68,863	$59,313
FFO per common share—diluted	$0.09	$0.10	$0.22	$0.19
Adjustments to arrive at AFFO:
Performance-based incentive fee income	(2,500)	—	(2,500)	—
Unrealized (gain) loss on financial instruments (1)	(7,267)	3,253	(1,826)	6,123
Decrease in financing obligation liability appreciation	—	(9,273)	(6,664)	(1,859)
Forfeited investment deposit	—	—	—	7,689
AFFO	$18,144	$25,021	$57,873	$71,266
(1)	Unrealized (gain) loss on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges and mark-to-market changes on our DST Program Loans and financing obligations for which we have elected the fair value option and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of September 30, 2024, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.0 billion, with $1.3 billion becoming payable within the next 12 months, though the terms of the associated loan agreements for $209.3 million of these borrowings can be extended pursuant to one one-year extension option, subject to certain conditions, and the terms of the associated loan agreements for the remaining $1.1 billion of these borrowings can be extended pursuant to two one-year extension options, subject to certain conditions. As of September 30, 2024, we had $52.3 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of September 30, 2024, we had $10.5 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the nine months ended September 30, 2024, we raised $118.7 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $362.1 million. As of September 30, 2024, we had cash and cash equivalents of $29.0 million and leverage of 44.6%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2024. As of September 30, 2024, we owned and managed a real estate portfolio that included 248 industrial buildings totaling approximately 53.8 million square feet, with a diverse roster of 417 customers, large and small, spanning a multitude of industries and sectors across 30 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 93.7% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of 3.9 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Total cash provided by (used in):
Operating activities	$53,316	$(8,705)	$62,021
Investing activities	(323,026)	(395,603)	72,577
Financing activities	286,896	341,267	(54,371)
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,186	$(63,041)	$80,227

Cash flows from operating activities during the nine months ended September 30, 2024 increased by approximately $62.0 million as compared to the same period in 2023, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million during the first quarter of 2023, while there was no 2023 performance participation allocation owed or settled during the first quarter of 2024; and (ii) a $16.5 million increase in our debt-related income, excluding origination fees, for the nine months ended September 30, 2024 as compared to the same period of the previous year; partially offset by an increase in interest expense of $46.6 million for the nine months ended September 30, 2024 as compared to the same period in 2023, primarily related to increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash used by investing activities during the nine months ended September 30, 2024 decreased by approximately $72.6 million as compared to the same period in 2023, primarily due to (i) the $238.7 million of net proceeds from the sale of 12 industrial properties during the nine months ended September 30, 2024; and (ii) a net decrease in capital expenditure activity of $92.3 million related to decreased development activity during the nine months ended September 30, 2024 as compared to the same period in 2023; partially offset by (a) a net increase in origination of debt-related investments of $123.2 million; (b) the purchase of $94.4 million of available-for-sale debt securities during the nine months ended September 30, 2024; and (c) a net increase in acquisition activity of $42.5 million for the nine months ended September 30, 2024 as compared to the same period in 2023.

Cash provided by financing activities during the nine months ended September 30, 2024 decreased by approximately $54.4 million as compared to the same period in 2023, primarily driven by (i) an increase in net repayments of borrowings under our line of credit of $602.0 million; (ii) a decrease in net proceeds from financing obligations associated with the DST Program of $140.0 million; and (iii) a $121.4 million net decrease in capital raised through our public offering, net of offering costs paid for the nine months ended September 30, 2024 as compared to the same period in 2023; partially offset by (a) an increase in net mortgage note borrowings of $669.4 million primarily related to two new mortgage notes entered into during the nine months ended September 30, 2024; and (b) a $139.2 million decrease in redemptions of shares of our common stock for the nine months ended September 30, 2024 as compared to the same period in 2023.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of September 30, 2024, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $318.0 million outstanding under our line of credit with an effective interest rate of 5.11%, which includes the effect of interest rate cap agreements. Additionally, as of September 30, 2024, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.60%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused portion under our line of credit was $ $682.0 million, of which $411.9 million was available, as of September 30, 2024. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of September 30, 2024, we had property-level borrowings of approximately $2.5 billion of principal outstanding with a weighted-average remaining term of 1.9 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.80%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investment in our unconsolidated joint venture partnership and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 44.6% as of September 30, 2024. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of September 30, 2024, we had $1.0 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the nine months ended September 30, 2024, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $118.7 million ($114.3 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the nine months ended September 30, 2024, 37.7% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 62.3% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 47.0% were funded with proceeds from shares issued pursuant to our DRIP and 15.3% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the fourth quarter of 2024, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or October 31, 2024, November 29, 2024 and December 31, 2024 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.15 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.05 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the fourth quarter of 2024 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which, if insufficient, could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from DRIP or borrowings.

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)(2)	$74,914	53.0%	$70,050	52.4%
Reinvested in shares	66,370	47.0	63,560	47.6
Total	$141,284	100.0%	$133,610	100.0%
Sources of Distributions
Cash flows from operating activities	$53,316	37.7%	$—	—%
Borrowings	21,598	15.3	70,050	52.4
DRIP (2)	66,370	47.0	63,560	47.6
Total	$141,284	100.0%	$133,610	100.0%
(1)	Includes other cash distributions consisting of: (i) distributions paid to noncontrolling interest holders; and (ii) ongoing distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 11 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the nine months ended September 30, 2024 and 2023, our FFO was $68.9 million and $59.3 million, respectively, compared to total gross distributions of $141.3 million and $133.6 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023
Number of shares redeemed	28,334	33,977
Aggregate dollar amount of shares redeemed	$362,096	$501,248
Average redemption price per share	$12.78	$14.75

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Form 10-K. As of September 30, 2024, our critical accounting estimates have not changed from those described in our 2023 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of September 30, 2024, our fixed interest rate debt consisted of $300.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $1.2 billion of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 50.2% of our total consolidated debt as of September 30, 2024. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.9 billion and $2.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2024. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of September 30, 2024, our consolidated variable interest rate debt consisted of $318.0 million under our line of credit, $250.0 million under our $550.0 million term loan, $75.0 million under our $600.0 million term loan, and $1.3 billion under four of our mortgage notes, which represented 49.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2024, we were exposed to market risks related to fluctuations in interest rates on $2.0 billion of consolidated borrowings; however, $1.8 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2024, would increase our annual interest expense by approximately $0.7 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate commitments of $501.0 million and aggregate outstanding principal of $359.2 million as of September 30, 2024, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of September 30, 2024, we had 25 outstanding derivative instruments with a total notional amount of $3.0 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K and Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (the “Second Quarter 2024 10-Q”), which could materially affect our business, financial condition, and/or future results. The risks described in our 2023 Form 10-K and Second Quarter 2024 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our 2023 Form 10-K and Second Quarter 2024 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On August 2, 2024, we commenced the Private Offering, which is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. Each purchaser of the shares of our common stock sold in the Private Offering is required to represent that it is an "accredited investor" as that term is defined in Rule 501 of Regulation D or a non-U.S. person and is acquiring shares for investment purposes only and not with a view to resale or distribution.

During the three months ended September 30, 2024, we issued and sold approximately 200,000 Class S-PR shares and approximately 208,000 Class I-PR shares and generated gross aggregate proceeds of $5.2 million in connection with the Private Offering. During the three months ended September 30, 2024, aggregate upfront selling commissions and dealer manager fees of $0.2 million were paid in connection with the Private Offering.

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

While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price. The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance; (iii) with respect to shares purchased through our DRIP or received from us as a stock dividend; (iv) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements); or (v) with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. In addition, shares of our common stock acquired through the redemption of OP Units will not be subject to the Early Redemption Deduction. To have your shares redeemed, your redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.

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

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. Thus, for any given calendar quarter, the maximum amount of redemptions during that quarter will be equal to (1) 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter, plus (2) proceeds from sales of new shares in our securities offerings (including purchases pursuant to our DRIP) since the beginning of the current calendar quarter. The same would apply for a given month, except that redemptions in a month would be subject to the 2% limit described above (subject to potential carry-over capacity), and netting would be measured on a monthly basis. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” i.e., without netting against capital inflows, rather than to net redemptions. If redemptions for a given month or quarter are measured on a gross basis rather than on a net basis, the redemption limitations could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter. In order for our board of directors to change the application of the allocations and limitations from net redemptions to gross redemptions or vice versa, we will provide notice to stockholders in a memorandum supplement or special or periodic report filed by us, as well as in a press release or on our website, at least 10 days before the first business day of the quarter for which the new test will apply. The determination to measure redemptions on a gross basis, or vice versa, will only be made for an entire quarter, and not particular months within a quarter.

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

The table below summarizes the redemption activity for the three months ended September 30, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
July 31, 2024	2,416	$12.60	2,416	—
August 31, 2024	1,976	12.60	1,976	—
September 30, 2024 (3)	2,189	12.60	2,189	—
Total	6,581	$12.60	6,581	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in September 2024 are considered redeemed on October 1, 2024 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $70.6 million of shares of common stock for the three months ended September 30, 2024.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Third Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3*	Private Distribution Reinvestment Plan.

4.4	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

10.1*	Dealer Manager Agreement, dated August 2, 2024, by and between Ares Industrial Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC.

10.2*	Form of Selected Dealer Agreement.

10.3*	Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024.

10.4*	Twelfth Amended and Restated Limited Partnership Agreement of AIREIT Operating Partnership LP, dated as of August 2, 2024.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

Exhibit Number	Description
101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, filed on November 12, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

November 12, 2024	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 12, 2024	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)