Form 10-K
period 2024-12-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2025-03-06
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2024 cannot be calculated because no established market exists for the registrant’s common stock.

As of February 27, 2025 there were 87,723,752 shares of the registrant’s Class T-R common stock, 18,663,397 shares of the registrant’s Class D-R common stock, 156,948,382 shares of the registrant’s Class I-R common stock, 4,985,976 shares of the registrant’s Class S-PR common stock, 22,587 shares of the registrant’s Class D-PR common stock, and 2,210,721 shares of the registrant’s Class I-PR common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2025.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our securities offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, changes in interest rates and the conflicts in Ukraine and in the Middle East;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Changes in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

●	There is no assurance that we will be able to achieve our investment objectives. We have experienced net losses, as defined by GAAP.
●	There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
●	A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
●	The purchase and redemption prices for shares of our common stock are generally based on our prior month’s NAV and are not based on any public trading market.
●	The purchase and redemption prices for shares of our common stock may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
●	In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future, we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our operating partnership. We may also amend the terms of existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our securities offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
●	Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results or observed market transactions materially differ from what we originally budgeted. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of the underlying properties correspondingly may change suddenly.
●	Inflation, changing interest rates or deflation may adversely affect our financial condition and results of operations.
●	Some of our executive officers, directors and other key personnel are also officers, directors, managers and/or key personnel of the Advisor, the Dealer Manager, and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.

●	Investing in real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
●	We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this report and in other filings we make with the SEC from time to time.
●	The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders’ overall return.
●	If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
●	Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.

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

We may conduct securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T shares, Class D shares and Class I shares (which have since been renamed as Class T-R shares, Class D-R shares, and Class I-R shares, respectively), and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024. On August 22, 2024, we amended our registration statement on Form S-11 with respect to our third public offering to make it a distribution reinvestment plan (“DRIP”) only registration statement on Form S-3 pursuant to Rule 415(a)(1)(ii) under the Securities Act. On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act (the “Private Offering”), which offers Class S-PR shares, Class D-PR shares and Class I-PR shares.

Pursuant to our securities offerings, we have offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Estimated Net Asset Value Per Share” for further detail.

Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2024, we sold $156.4 million of gross interests related to the DST Program, $11.5 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2024, we raised gross proceeds of approximately $195.5 million from the sale of 15.2 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information concerning our securities offerings.

As of December 31, 2024, we directly owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet located in 30 markets throughout the U.S., with 424 customers, and was 92.6% occupied (94.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2024, we transacted approximately 7.0 million square feet of new and renewal leases, and rent growth on comparable leases averaged 61.4%, calculated using cash basis rental rates (76.9% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2024, our real estate portfolio included:

●	252 industrial buildings totaling approximately 54.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.1% occupied (95.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
●	Three industrial buildings totaling approximately 0.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2024, we owned and managed one industrial building in the pre-construction phase totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of December 31, 2024, we owned and managed one industrial building totaling approximately 0.7 million square feet and three industrial buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in a joint venture partnership (the “BTC II B Partnership”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our acquisition activity for the year ended December 31, 2024.

As of December 31, 2024 we had debt security investments designated as available-for-sale securities with a fair value of $139.4 million and a cumulative unrealized gain of $1.7 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.5 years as of December 31, 2024.

As of December 31, 2024, we had seven debt-related investments comprised of floating-rate senior loans with an aggregate current commitment of $613.5 million, with a weighted-average remaining term of 2.0 years and a weighted-average interest rate of 8.26%, calculated based on Term SOFR plus a weighted-average margin of 3.94%. As of December 31, 2024, the outstanding aggregate principal amount and fair value were both $388.7 million.

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends April 30, 2025, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our securities offerings, proceeds from sales of DST Interests, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

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

The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate debt investments. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate debt investments. As of December 31, 2024, our portfolio was comprised of industrial properties and real estate debt and securities. See Item 2, “Properties,” for further detail.

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

Significant Customers

We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2024, there was one customer that individually represented more than 5.0% of total annualized base rent, and our 10 largest customers represented approximately 21.0% of total annualized base rent of our portfolio. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.

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

Additional Information

Our internet address is www.areswms.com/solutions/aireit. Through a link on our website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and prospectus, along with any amendments to those filings, as soon as reasonably practicable after we file or furnish them to the SEC.

ITEM 1A.       RISK FACTORS

RISKS RELATED TO INVESTING IN OUR SECURITIES

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

In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e., at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e., to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding the foregoing, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of our company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. As of December 31, 2024, we classified all of our debt as intended to be held to maturity, and our liability included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2024 was $103.6 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate, meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV as of December 31, 2024 would have been higher by approximately $103.6 million, or $0.31 per share, not taking into account all of the other items that impact our monthly NAV.

There is no public trading market for the shares of our common stock and we do not anticipate that there will be a public trading market for our shares; therefore, our stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If our stockholders do sell their shares to us, they may receive less than the price they paid.

There is no public market for the shares of our common stock and we currently have no obligation or plans to apply for listing on any public securities market. Therefore, redemption of the shares of our common stock by us will likely be the only way for our stockholders to dispose of their shares. We will redeem shares at a price equal to the transaction price on the last calendar day of the applicable month, and not based on the price at which our stockholders initially purchased their shares. We may redeem our stockholders’ shares if they fail to maintain a minimum balance of $2,000 of shares, even if their failure to meet the minimum balance is caused solely by a decline in our NAV. Since shares of certain classes of our common stock are or were sold at the transaction price plus applicable upfront selling commissions and dealer manager fees, holders of such shares may receive less than the price they paid for their shares upon redemption by us. Subject to limited exceptions, holders of our common stock that have not held their shares for at least one year will be eligible for redemption at 95% of the transaction price on the redemption date, which will inure indirectly to the benefit of our remaining stockholders. As a result of this and the fact that our NAV will fluctuate, holders of our common stock may receive less than the price they paid for their shares upon redemption by us.

Our ability to redeem our stockholders’ shares may be limited. In addition, our board of directors may make exceptions to, modify or suspend our share redemption program at any time.

Our share redemption program contains significant restrictions and limitations. For example, if holders of our common stock do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price on the redemption date.

We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of shares of all classes of our common stock (based on the price at which the shares are redeemed) will be limited for each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and for each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. With respect to the limitations described above, (i) provided that this share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that this share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).

We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” (i.e., without netting against capital inflows), rather than to net redemptions, which could limit the amount of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Our board of directors may make exceptions to, modify or suspend our share redemption program. In addition, limited partners in our Operating Partnership have different redemption rights with respect to partnership interests in the Operating Partnership (“OP Units”) and are treated differently than our stockholders requesting redemption under our share redemption program. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. Further, if redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on stockholders whose shares are not redeemed, or should we otherwise determine that investing our liquid assets in real properties or other investments rather than repurchasing our shares is in the best interests of the Company as a whole, then our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our stockholders. Although our board of directors has the discretion to suspend our share redemption program, our board of directors will not terminate our share redemption program other than in connection with a Liquidity Event (as defined below) which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. Our board of directors may determine that it is in our best interests and the interest of our stockholders to suspend the share redemption program as a result of regulatory changes, changes in law, if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed, a lack of available funds, a determination that redemption requests are having an adverse effect on our operations or other factors. Upon suspension of our share redemption program, our share redemption program requires our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we are not required to authorize the recommencement of the share redemption program within any specified period of time and any suspension may be for an indefinite period, which would be tantamount to a termination. As a result, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid.

Our capacity to redeem shares may be further limited if we experience a concentration of investors.

The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition.

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

In order to maintain what we deem to be sufficient liquidity for our share redemption program, we may keep more of our assets in securities, cash, cash equivalents and other short-term investments than we would otherwise like, which would affect returns.

In order to provide liquidity for share redemptions, we intend to, subject to any limitations and requirements relating to our intention to qualify as a REIT, maintain a number of sources of liquidity including (i) cash equivalents (e.g., money market funds), other short-term investments, U.S. government securities, agency securities and liquid real estate-related securities and (ii) one or more borrowing facilities. We may fund redemptions from any available source of funds, including operating cash flows, borrowings, proceeds from our securities offerings and/or sales of our assets. This could adversely affect our results of operations, financial condition, NAV and ability to pay distributions to our stockholders.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. The redemptions of shares of all classes of our common stock are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity). Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

In our annual report and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of our company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we may make changes to our portfolio, our investment focus, or structural aspects of our company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the Dealer Manager and participating broker-dealers (in connection with our securities offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns.

Even if we are able to raise substantial funds in our securities offerings, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

Although we presently intend to operate on a perpetual basis with an ongoing offering and share redemption program, this is not a requirement of our charter. Further, we may in the future consider various liquidity events including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of our company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration (each such event, a “ Liquidity Event”) and, given that our investment strategy is focused on a single asset class, it is possible that an opportunity to execute a Liquidity Event could arise. Even if we are able to raise substantial funds in our offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our offerings or to suspend our share redemption program, in connection with a Liquidity Event or otherwise, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that a Liquidity Event or certain other significant transactions that require stockholder approval are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ from the NAV of a non-traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our securities offerings, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for their investment.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that our stockholders pay particular attention to the specific methodologies and assumptions we will use to calculate our NAV. Other peer REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. See our valuation procedures, filed as Exhibit 99.2 to this Annual Report on Form 10-K, for more details regarding our valuation methodologies, assumptions and procedures.

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

Our NAV and the NAV of our stockholders’ shares may be diluted in connection with future securities offerings.

In connection with our securities offerings, we incur fees and expenses, which decrease the amount of cash we have available for operations and new investments. In addition, because the prices of shares sold in our securities offerings will be based on our monthly NAV per share, our securities offerings may be dilutive if our NAV procedures do not fully capture the value of our shares and/or we do not utilize the proceeds accretively.

In the future, we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in the Operating Partnership. We may also amend the terms of our existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our securities offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.

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

The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special Unit Holder, which is a wholly-owned subsidiary of our Advisor, will receive a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Special Unit Holder will receive a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%. In addition, if the performance component of the advisory fee is earned for any given year, the Advisor and the Special Unit Holder will not be obligated to return any portion of the advisory fees based on our subsequent performance. We completed the 2024 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2024 is approximately $1.38 per Fund Interest, which takes into account a $1.47 per Fund Interest loss carryforward generated in the 2023 calendar year. Realization of the loss carryforward is contingent on future performance. Even after such offset, future performance participation allocations will be subject to the Hurdle Amount.

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

We may have difficulty completely funding our distributions with funds provided by cash flows from operating activities; therefore, we may use cash flows from financing activities, which may include borrowings and net proceeds from shares sold in our securities offerings, proceeds from the issuance of shares under our DRIP, or other sources to fund distributions to our stockholders. The use of these sources to pay distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment by creating future liabilities, reducing the return on their investment or otherwise.

Until the proceeds from our securities offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, net proceeds from shares sold in our securities offerings, and from our sale of DST Interests. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2024, approximately 34.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 65.5% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 45.9% were funded with proceeds from shares issued pursuant to our DRIP and 19.6% were funded with proceeds from financing activities.

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

We bear all expenses incurred in our operations, which are deducted from cash funds generated by operations prior to computing the amount of cash from operations available for distributions to our stockholders. In addition, there are ongoing distribution fees payable on Class S-PR shares, Class D-PR shares, Class T-R shares and Class D-R shares, which will reduce the amount of cash available for distribution to holders of Class S-PR shares, Class D-PR shares, Class T-R shares and Class D-R shares. Distributions could also be negatively impacted by the failure to deploy available cash on an expeditious basis, the inability to find suitable investments that are not dilutive to distributions, potential poor performance of our investments, an increase in expenses for any reason (including expending funds for redemptions in excess of the proceeds from our DRIP) and due to numerous other factors. Any request by the holders of our OP Units to redeem some or all of their OP Units for cash may also impact the amount of cash available for distribution to our stockholders. In addition, our board of directors, in its discretion, may retain any portion of such funds for working capital. There can be no assurance that sufficient cash will be available to make distributions to our stockholders or that the amount of distributions will increase and not decrease over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain), we would not qualify for the favorable tax treatment accorded to REITs.

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

We anticipate that our investments will continue to be concentrated in the industrial real estate sector. Such industry concentration may expose us to the risk of economic downturns in this sector, such as downturns that may result from economic uncertainty with respect to imports and international trade or changes to trade agreements, to a greater extent than if our business activities included investing a more significant portion of the net proceeds of our securities offerings in other sectors of the real estate industry; and such market concentrations may expose us to the risk of economic downturns in these areas. For example, changes to domestic and foreign tariff regimes could have a negative impact on the healthy functioning of global supply chains. This may impact ongoing business operations of customers in our portfolio, leading to reduced leasing demand in certain markets and increasing vacancy. Further, the implementation of tariffs may raise the price level of foreign sourced raw, intermediate, and finished goods, lowering aggregated demand across the economy while triggering a hawkish monetary response by the Federal Reserve. A reduction in aggregate demand could reduce rents and slow industrial leasing velocity. Additionally, elevated interest rates to combat inflation could increase interest expense, impacting performance and our ability to borrow.

We also anticipate that our investments will continue to be concentrated primarily in the largest distribution and logistics markets in the U.S. As a result of this geographic concentration, our business is dependent on the economy in these markets generally, and on the respective markets for industrial property demand in particular, which could expose us to greater economic risks than if we were invested in a more geographically diverse portfolio. In addition, if our customers are concentrated in any particular industry, any adverse economic developments in such industry could expose us to additional risks. These concentration risks could negatively impact our operating results and affect our ability to make distributions to our stockholders.

Inflation, changing interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rate will continue to decrease or that it will not be increased in 2025 and beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

Future periods of increased inflation and high interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our customers. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our customers, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.

In addition, customers and potential customers of our properties may be adversely impacted by inflation and high interest rates, which could negatively impact our customers’ ability to pay rent and demand for our properties. Such adverse impacts on our customers may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending, which could impact our customers’ operations and, in turn, demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

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

As of December 31, 2024, our top five customers represented 15.0% of our total annualized base rent of our portfolio, our top ten customers represented 21.0% of our total annualized base rent of our portfolio and there was one customer that individually represented more than 5.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

A global economic slowdown or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.

Geopolitical instability, including actual and potential shifts in U.S. foreign, trade, economic and other policies (including as a result of the 2024 U.S. presidential and congressional elections), the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. The current macroeconomic environment is characterized by inflation, labor shortages or interruptions, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.

There is significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, or the perception that they could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise further, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, rating agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or tenant improvement expenditures, or reduced rental rates to maintain occupancies. Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders. If the current macroeconomic environment worsens and an economic slowdown or a recession occurs or real estate values continue to decline, our results of operations, financial condition, liquidity and business and our ability to pay dividends to stockholders could be materially and adversely affected.

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

Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. While we have not integrated the use of artificial intelligence in our business currently, we could integrate it in the future and at this time cannot fully determine the impact of such evolving technology to our industry or business.

A major public health crisis, pandemic or epidemic, like the COVID-19 pandemic, could disrupt the U.S. and global economy and industries in which our customers operate and materially and adversely impact us.

A major public health crisis, pandemic or epidemic could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business and operations. Public health crises, pandemics and epidemics have contributed, and could contribute, to adverse impacts on global commercial activity, our properties and our operating results, including through reductions in occupancy and increases in the cost of operation, all of which could disrupt our business and adversely materially impact our financial results.

The impact and effects of any future health crises, pandemics or epidemics will depend on various factors, including how rapidly variants develop, availability, acceptance and effectiveness of vaccines along with related travel advisories, quarantines and restrictions, the recovery time of potentially disrupted supply chains and industries, the impact of labor market interruptions, and the impact of government interventions. Health crises, pandemics or epidemics, and resulting impacts on the financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance and results of operations and ability to pay distributions.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of our securities offerings in properties, debt and other investments, we generally plan to hold those funds in permitted investments. Subject to applicable REIT rules, such investments include money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continuous or unusual declines in the financial markets may result in a loss of some or all of these funds. In particular, during times of economic distress, money market funds have experienced intense redemption pressure and have had difficulty satisfying redemption requests. As such, we may not be able to access the cash in our money market investments. In addition, income from these investments is minimal.

Our business is dependent on bank relationships and strain on the banking system may severely impact us. Similarly, the failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The financial markets have encountered and may in the future encounter volatility associated with concerns about the balance sheets of banks. Our business is dependent on bank relationships and we proactively monitor the financial health of such bank relationships. Strain on the banking system may adversely impact our operations and the economy more broadly, and in turn our cash flow, distributions and NAV.

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

Cybersecurity risks or cyber-attacks could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, all of which could negatively impact our business, financial condition and operating results.

The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or otherwise sensitive information, which are becoming more difficult to detect. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Advisor’s employees, our customers and others, and other sensitive information that our Advisor collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Advisor must comply in the event of a security incident or cyber-attack. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase our cybersecurity risks.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Advisor’s, our customers’, or third-parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers. Ares has implemented processes, procedures and internal controls to help mitigate security incidents and cyber-attacks and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks (see Item 1C. Cybersecurity of this Annual Report on Form 10-K for additional detail regarding such processes, procedures and internal controls), but these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident.

In addition, Ares is dependent on third-party service providers for hosting hardware, software and data processing systems that they do not control. While we rely on the cybersecurity strategy and policies implemented by Ares, which includes the performance of risk assessments on third-party providers, our reliance on Ares and its potential reliance on third-party providers removes certain cybersecurity functions from outside their immediate control, and cyber-attacks on us, our Advisor, Ares or third-party service providers could adversely affect us, our business and our reputation. We cannot guarantee that Ares’ networks and its partners’ networks have not been compromised or that they do not contain exploitable defects or bugs that could result in a breach of or disruption to Ares’ information technology systems or the third-party information technology systems that provide support services. Ares’ ability to monitor these third parties’ information security practices is limited, and they may not have adequate information security measures in place.

Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and may be enhanced by artificial intelligence technologies, and in some cases are designed to not be detected and, in fact, may not be detected. Moreover, our systems, servers and platforms and those of our third party service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our third party service providers will be successful in preventing cyber-attacks or successfully mitigate their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. Recently, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents in Current Reports on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy, and governance in Annual Reports on Form 10-K.

With the SEC particularly focused on cybersecurity, we expect increased scrutiny of our, our Advisor’s and Ares’ policies and systems designed to manage cybersecurity risks and related disclosures. We also expect to face increased costs to comply with the new SEC rules, including increased costs for cybersecurity training and management. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and the protection of personal information, including the California Consumer Privacy Act and the New York SHIELD Act. The SEC has also indicated that one of its examination priorities for the Officer of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

Further, significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of investor or other personal information, proprietary business data or other sensitive information, whether by third parties or as a result of malfeasance or otherwise, non-compliance with legal obligations regarding such data or intellectual property or a violation of Ares’ privacy and security policies with respect to such data could result in significant investigation, remediation and other costs, fines, penalties, litigation or regulatory actions against us and significant reputational harm, any of which could harm our business and results of operations.

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

Our board of directors has delegated to the Combined Industrial Advisors Committee (the “CIAC”) the authority to execute certain transactions and make certain decisions on our behalf. The CIAC has the authority to approve certain transactions, including acquisitions, dispositions and leases, as well as to make decisions with respect to capital expenditures and borrowings, in each case so long as such investments and decisions meet certain board-approved parameters (that include limitations regarding the dollar amount of the transactions, among others) and are consistent with the requirements of our charter. There can be no assurance that the CIAC will be successful in applying any strategy or discretionary approach to our investment activities pursuant to this delegation of authority. Our board of directors will review the investment decisions made pursuant to this delegation of authority periodically. The prior approval of our board of directors or a committee of our independent directors will be required as set forth in our charter (including for transactions with affiliates of the Advisor) or for transactions or decisions that are outside of the board-approved parameters placed on this delegation of authority. Transactions entered into and decisions made by the CIAC on our behalf may be costly, difficult or impossible to unwind if our board of directors later reviews them and determines that they should not have been entered into or made.

Tax protection agreements could limit our ability to sell or otherwise dispose of property contributed to the Operating Partnership.

In connection with contributions of property to the Operating Partnership, our Operating Partnership may enter into a tax protection agreement with the contributor of such property that provides that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to the built in gain that exists with respect to such property interests, and the tax liabilities incurred as a result of such tax protection payment. Therefore, although it may be in our stockholders’ best interests that we sell the contributed property, it may be economically prohibitive for us to do so because of these obligations or similar considerations. While there may be ways to avoid these indemnification requirements (such as by contributing such properties to an acquired subsidiary real estate investment trust (a “Subsidiary REIT”) prior to any such sale), there can be no assurances that such strategies will be implemented or successful.

Tax protection agreements may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under a tax protection agreement, the Operating Partnership may provide the contributor of property the opportunity to guarantee debt or enter into a deficit restoration obligation. If we fail to make such opportunities available, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from our failure to make such opportunities available to that contributor and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.

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

These provisions could discourage third parties from making proposals involving an unsolicited acquisition of us or a change of our control, although some stockholders might consider such proposals, if made, desirable. Our charter and bylaws, the limited partnership agreement of the Operating Partnership and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control of us that might involve a premium price for our common stock or that our stockholders otherwise might believe to be in their best interests.

Our UPREIT structure may result in potential conflicts of interest with limited partners in the Operating Partnership whose interests may not be aligned with those of our stockholders.

Limited partners in the Operating Partnership have the right to vote on certain amendments to the twelfth amended and restated limited operating partnership agreement for the Operating Partnership, or the “Operating Partnership Agreement,” as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. In addition, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other hand. Our directors and officers have duties to our company and our stockholders under Maryland law in connection with their management of our company.

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

We, through the Operating Partnership, have a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of DST Interests in specific DSTs holding DST Properties. These interests may serve as replacement properties for investors seeking to complete Section 1031 Exchanges. All of the properties, the interests in which are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, with such lease fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given a fair market value purchase option (the “FMV Option”) giving it the right, but not the obligation, to acquire the DST Interests from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash. Specifically, if the Operating Partnership exercises the FMV Option with respect to a DST, then the Operating Partnership may grant investors who own the DST Interests the option to (i) accept OP Units in exchange for their DST Interests (the “OP Unit Election”), (ii) sell their DST Interests to the Operating Partnership for cash (the “Cash Election”), or (iii) dispose of their DST Interests using a combination of the OP Unit Election and the Cash Election, in which case the Operating Partnership will make at least 15% of the total consideration payable with respect to the exercise of the FMV Option available in cash to fund payments to holders of DST Interests making the Cash Election with respect to all or a portion of their DST Interests. In the event the Operating Partnership elects not to exercise the FMV Option our leverage ratio could increase based on remaining master lease obligations. This may result in both increased costs to us and a negative impact on our overall debt covenants. In addition, in the event the Operating Partnership elects not to exercise the FMV Option and the DST Property is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the DST to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the DST by the master tenant will be required. Further, investors who acquired DST Interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, U.S. federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of DST Interests under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific DSTs and then sell DST Interests, via its taxable REIT subsidiary (“TRS”), to third-party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by the Operating Partnership, while the third-party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold a FMV Option to reacquire the real estate through a purchase of DST Interests, the purchase price will be based on the then-current fair market value of the third-party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long-term master lease. Under the lease, we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate while it is held by the DST, because of the fixed terms of the long-term master lease guaranteed by the Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV. In addition, if we determine to exercise the FMV Option and the underlying cash flow at the property owned by the DST is or is anticipated to be lower than the master lease rent payments, then the presence of the master lease may cause the property to have a higher fair market value than would otherwise be the case if the property had not been sold subject to the master lease.

We may own DST Interests in DSTs owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with our DST Program, we may own DST Interests in DSTs owning real property that are subject to the terms of the agreements provided by our DST Program. The DST Program agreements may limit our ability to encumber, lease or dispose of our DST Interests. Such agreements could affect our ability to turn our DST Interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements used in connection with the DST Program could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

Properties that are placed into the DST Program (each, a “DST Program Asset”) may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Program Asset in terms of basis and built-in-gain. As a result, if the applicable DST Program Asset is subsequently sold, unless we effectuate a Section 1031 Exchange, then tax will be triggered on the DST Investors’ built-in-gain. Although we are not contractually obligated to do so, we have generally sought to execute Section 1031 Exchanges in such situations rather than trigger gain. Any replacement property acquired in connection with a Section 1031 Exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. There may be ways to avoid triggering the DST Investors’ built-in-gain, such as by contributing such properties to a Subsidiary REIT prior to any such sale. However, there can be no assurances that such strategies will be implemented or successful. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

Investors who use DST Investor Loans to acquire DST Interests as part of the DST Program may default on such loans.

As part of the DST Program, a subsidiary of ours will provide DST Program Loans to certain DST Investors who acquire DST Interests. DST Program Loans will be secured by the DST Investor’s DST Interests acquired using the DST Program Loan, and will be non-recourse to the borrowing DST Investor subject to commercially customary recourse carveouts. We may suffer losses if the fair market value of the asset underlying the DST Interests acquired by the DST Investor declines after the DST Investor’s borrowing with respect to a DST Program Loan, or if there is otherwise a default on a DST Program Loan.

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

We may be limited or restricted in engaging in Section 1031 Exchanges.

We may dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Such Section 1031 Exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a Section 1031 Exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.

Maryland law and our organizational documents limit our stockholders’ rights to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests, and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify and advance expenses to our directors, our officers, the Advisor and its affiliates for losses they may incur by reason of their service in those capacities unless (i) their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, (ii) they actually received an improper personal benefit in money, property or services or, (iii) in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our officers and directors. As a result, we and our stockholders have more limited rights against these persons than might otherwise exist under common law.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 200.0 million classified as Class I-R shares, 200.0 million classified as Class T-R shares, 75.0 million classified as Class D-R shares, 425.0 million classified as Class S-PR shares, 175.0 million classified as Class D-PR shares and 425.0 million classified as Class I-PR shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares or OP Units to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:

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

Increasing scrutiny from stakeholders and regulators with respect to environmental, social and governance activities may impose additional costs and expose us to additional risks.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. If our ESG ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments. In addition, investment in funds that specialize in companies that perform well in such assessments remain popular, and major institutional investors have publicly discussed their consideration of such ESG ratings and measures in making their investment decisions.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to, human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of ESG factors in our investment processes. Adverse incidents with respect to ESG activities could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with a growing number of states, federal agencies, the executive branch and Congress having enacted, proposed or indicated an intent to pursue “anti-ESG” policies, legislation or issued related legal opinions and engaged in related investigations and litigation. If investors subject to “anti-ESG” legislation view our Advisor’s responsible investing or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, such investors may not invest in us and it could negatively impact our ability to raise capital. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some advocacy groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters and several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision. Additionally, in January 2025, President Trump signed a number of Executive Orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including public companies. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both ESG and DEI related practices could expose us and our Advisor to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with ESG commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing ESG policies and procedures to meet ESG commitments to investors.

In addition, in March 2024, the SEC adopted rules aimed at enhancing and standardizing climate-related disclosures; however, these rules are stayed pending the outcome of consolidated legal challenges in the Eighth Circuit Court of Appeals and the acting Chair of the SEC issued a statement in February 2025 explaining that he directed SEC staff to request the Eighth Circuit Court of Appeals not to schedule oral arguments on the challenge to the rules until the SEC decides whether to continue defending it. Compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

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

Investment in properties may also be subject to the Americans with Disabilities Act of 1990, as amended (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” which generally require that buildings and services be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require us to remove access barriers and our failure to comply with the Disabilities Act’s requirements could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Any monies we use to comply with the Disabilities Act will reduce our NAV and the amount of cash available for distribution to our stockholders.

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

Investments made outside of the U.S. will be subject to currency rate exposure and risks associated with the uncertainty of foreign laws and markets, as well as potential trade wars.

We may invest outside of the U.S., most likely in Mexico or Canada, to the extent that opportunities exist that may help us meet our investment objectives. For example, to the extent that we invest in property located outside of the U.S., in addition to risks inherent in an investment in real estate generally discussed herein, we will also be subject to fluctuations in foreign currency exchange rates, changes in U.S. regulations concerning foreign investments, if any, the economic uncertainty that may be caused by the President’s imposition of tariffs on such countries and any retaliatory measures taken by such countries, and the uncertainty of foreign laws and markets including, but not limited to, unexpected changes in regulatory requirements, political and economic instability in certain geographic locations, difficulties in managing international operations, currency exchange controls, potentially adverse tax consequences, additional accounting and control expenses and the administrative burden associated with complying with a wide variety of foreign laws. Changes in foreign currency exchange rates may adversely impact the fair values and earnings streams of our international holdings and therefore the returns on our non-dollar denominated investments. Although we may hedge our foreign currency risk subject to the REIT income qualification tests, we may not be able to do so successfully and may incur losses on these investments as a result of exchange rate fluctuations.

RISKS RELATED TO DEBT FINANCING

We intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.

As of December 31, 2024, we had approximately $4.2 billion of consolidated indebtedness outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.

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

If we were to use repurchase agreements to finance our securities investments, we may be exposed to risks that could result in losses.

We may use repurchase agreements as a form of leverage to finance our securities and loan investments, and the proceeds from repurchase agreements generally are invested in additional securities. There is a risk that the market value of the securities acquired from the proceeds received in connection with a repurchase agreement may decline below the price of the securities underlying the repurchase agreement that we have sold but remain obligated to repurchase. Repurchase agreements also involve the risk that the counterparty liquidates the securities we delivered to it under the repurchase agreements following the occurrence of an event of default under the applicable repurchase agreement by us. In addition, there is a risk that the market value of the securities we retain may decline. If the buyer of securities under a repurchase agreement were to file for bankruptcy or experience insolvency, we may be adversely affected. Furthermore, lenders may require us to provide additional margin in the form of cash, securities or other forms of collateral under the terms of the contract, and if we fail to resolve such margin calls when due, the lenders may exercise remedies, including taking ownership of the assets securing the applicable obligations. Also, in entering into repurchase agreements, we bear the risk of loss to the extent that the proceeds of the repurchase agreement are less than the value of the underlying securities. In addition, the interest costs associated with repurchase agreement transactions may adversely affect our results of operations and financial condition, and, in some cases, we may be worse off than if we had not used such instruments.

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

Although not anticipated to be a large component of our investment strategy, we have the ability to invest in securities that are traded (publicly or through other active markets (including through private transactions)) and are, therefore, subject to the risks inherent in investing in traded securities. When investing in traded securities, we may be unable to obtain financial covenants or other contractual governance rights, including management rights that we might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in traded securities, either when investigating a potential investment or after making the investment, as compared to privately negotiated investments. Furthermore, we may be limited in our ability to make investments, and to sell existing investments, in traded securities because Ares may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies or requirements. The inability to sell traded securities in these circumstances could materially adversely affect the investment results. In addition, securities acquired of a public company may, depending on the circumstances and securities laws of the relevant jurisdiction, be subject to lock-up periods.

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

For example, under certain circumstances, a lender who has inappropriately exercised control over the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions. In any reorganization or liquidation proceeding relating to our investments, we may lose our entire investment, may be required to accept cash or securities with a value less than our original investment and/or may be required to accept different terms, including payment over an extended period of time. In addition, payments to us may be reclaimed under certain circumstances if any such payment or distribution is later determined to have been a fraudulent conveyance, preferential payment, or similar transactions under applicable bankruptcy and insolvency laws. Furthermore, bankruptcy laws and similar laws applicable to administrative proceedings may delay our ability to realize on collateral for loan positions we held, or may adversely affect the economic terms and priority of such loans through doctrines such as equitable subordination or may result in a restructure of the debt through principles such as the “cramdown” provisions of the bankruptcy laws.

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

Our CMBS investments may be subject to interest shortfalls due to interest collected from the underlying loans not being sufficient to pay accrued interest to all of the CMBS interest holders. Interest shortfalls to the CMBS trust will occur when the servicer does not advance full interest payments on defaulted loans. The servicer in a CMBS trust is required to advance monthly principal and interest payments due on a delinquent loan. Once a loan is delinquent for a period of time (generally 60 days), the servicer is required to obtain a new appraisal to determine the value of the property securing the loan. The servicer is only required to advance interest based on the lesser of the loan amount or 90%, generally, of the appraised value. Interest shortfalls occur when 90%, generally, of the appraised value is less than the loan amount and the servicer does not advance interest on the full loan amount. The resulting interest shortfalls impact interest payments on the most junior class in the trust first. As interest shortfalls increase, more senior classes may be impacted. Over time, senior classes may be reimbursed for accumulated shortfalls if the delinquent loans are resolved, but there is no guarantee that shortfalls will be collected. Interest shortfalls to the CMBS trust may also occur as a result of accumulated advances and expenses on defaulted loans. When a defaulted loan or foreclosed property is liquidated, the servicer will be reimbursed for accumulated advances and expenses prior to payments to CMBS bond holders. If proceeds are insufficient to reimburse the servicer or if a defaulted loan is modified and not foreclosed, the servicer is able to make a claim on interest payments that is senior to the bond holders to cover accumulated advances and expenses. If the claim is greater than interest collected on the loans, interest shortfalls could impact one or more bond classes in a CMBS trust until the servicer’s claim is satisfied.

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

For reasons not necessarily attributable to any of the risks set forth herein (for example, supply/demand imbalances or other market forces), the market spreads of the securities in which we invest may increase substantially causing the securities prices to fall. It may not be possible to predict, or to hedge against, such “spread widening” risk. The perceived discount in pricing described under “—Some of our securities investments may become distressed, which securities would have a high risk of default and may be illiquid.” may still not reflect the true value of the real estate assets underlying such real estate debt in which we may invest, and therefore further deterioration in value with respect thereto may occur following our investment therein. In addition, mark-to-market accounting of our investments will have an interim effect on the reported value prior to realization of an investment.

Absent our ability to rely upon available guidance from the CFTC that we are not a commodity pool, we, our board of directors or the Advisor, would be subject to additional regulation and required to comply with applicable CFTC disclosure, reporting, and record-keeping requirements.

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

Certain of our service providers may also provide services to or have business, personal, political, financial or other relationships with the Sponsor or other Sponsor affiliated entities and related parties. These relationships have the potential to include us and the Advisor in deciding whether to select or recommend such a service provider to perform services for us, whether to cause us to invest in investment opportunities sourced by such a service provider or whether to select such a service provider as a co-investor or counterparty in a transaction. Considerations relating to compensation to our Advisor and its affiliates from us and other entities sponsored or advised by affiliates of our Sponsor could result in decisions that are not in our stockholders’ best interests, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment. Conflicts of interest such as those described above have contributed to stockholder litigation against certain other externally managed REITs that are not affiliated with our Advisor or the Sponsor.

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

Sponsor affiliated entities and related parties are not prohibited from raising money for another investment entity that makes the same types of investments as those we target. As a result, the time and resources they could devote to us may be diverted. For example, the Dealer Manager is currently involved in other offerings for one other entity sponsored by the Sponsor. In addition, we may compete with other entities sponsored or advised by the Sponsor or affiliates of the Sponsor for the same investors and investment opportunities.

We may co-invest or joint venture an investment with a Sponsor affiliated entity or related party.

We have entered into and in the future may enter into additional joint ventures, co-investment or other arrangements with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor to acquire, develop and/or manage property, debt and other investments. Such investments may raise potential conflicts of interest between us and such other investment vehicles managed by our Advisor or its affiliates, including determining which of such entities should enter into any particular joint venture, co-investment or other arrangement agreement. Joint venture, co-investment or other arrangement partners affiliated with the Advisor or sponsored or advised by affiliates of the Sponsor may have economic or business interests or goals which are or may become inconsistent with our business interests or goals. In addition, should any such joint venture, co-investment or other arrangement be consummated, the Advisor and its affiliates may face a conflict in structuring the terms of the relationship between our interests and the interests of other parties, in managing the joint venture, co-investment or other arrangement, and in resolving any conflicts or exercising any rights in connection with the joint venture, co-investment or other arrangement. Since the Advisor will make various decisions on our behalf, agreements and transactions between us and the Advisor’s affiliates or entities sponsored or advised by affiliates of the Sponsor will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties. Furthermore, when such other investment vehicles managed by our Advisor or its affiliates have interests or requirements that do not align with our interests, including differing liquidity needs or desired investment horizons, conflicts may arise in the manner in which any voting or control rights are exercised with respect to the relevant investment, potentially resulting in an adverse impact on us. Ares has adopted a co-investment policy designed to ensure the fair allocation of co-investment opportunities, including compliance with applicable regulatory requirements as well as contractual obligations under the applicable governing documents of other entities sponsored or advised by affiliates of Ares. In exercising their discretion to allocate co-investment opportunities with respect to a particular investment to and among potential co-investors and the terms thereof, Ares, the Advisor and their respective affiliates, in a manner consistent with the co-investment policy, are permitted to consider some or all of a wide range of factors, including, but not limited to, strategic advantages that may result from a potential co-investor’s participation in a co-investment opportunity, whether a potential co-investor has the requisite resources to evaluate and make the investment, and the tax and legal characteristics of a potential investment or a potential co-investor.

In addition to the limitations described above, we may enter into joint ventures with affiliates of the Sponsor or entities sponsored or advised by affiliates of the Sponsor for the acquisition of investments only if (i) a majority of our directors not otherwise interested in the transaction, including a majority of the independent directors, approve the transaction as being fair and reasonable to us and (ii) the investment by us and such affiliate are on terms and conditions that are no less favorable than those that would be available to unaffiliated parties.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, William S. Benjamin, Marty A. Edmondson, David M. Fazekas, Jay W. Glaubach, Andrew E. Holm, Andrea L. Karp, Brian R. Lange, Taylor M. Paul, Scott W. Recknor, David A. Roth, Scott A. Seager, Julie B. Solomon, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer. In addition, our operating results could suffer as a result of any misconduct by any of these individuals.

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

The ability of the Advisor to effect or recommend transactions is in certain cases restricted by applicable laws or regulatory requirements in or of the United States (including without limitation under the Investment Company Act) or elsewhere that are applicable to the Advisor, the Sponsor, and other investment vehicles sponsored or advised by the Advisor, the Sponsor or affiliates of the Advisor or the Sponsor. In addition, the Advisor, the Sponsor or their affiliates have adopted or are expected to adopt policies designed to comply with such laws or requirements and may vary or supplement such policies in the future. Accordingly, we may be subject to restrictions applicable to any potential co-investments alongside, or investments in portfolio companies or prospective portfolio companies of other vehicles sponsored or advised by the Advisor, the Sponsor or affiliates of the Advisor and the Sponsor, including regulated funds.

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

In addition, entities sponsored or advised by affiliates of the Advisor or the Sponsor are permitted to hold positions in securities or other assets or be subject to contractual or legal restraints that could prevent us from being able to initiate a transaction that we otherwise might have initiated or to sell an investment that we otherwise might have sold or, in our judgment, such position(s) or restraint(s) may make such a transaction inadvisable. The investment activities of one or more entities sponsored or advised by affiliates of the Advisor or the Sponsor have the potential to be inconsistent with our investment activities.

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

If we were to fail to qualify as a REIT for any taxable year, we would be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because distributions to stockholders would no longer be deductible in computing our taxable income, resulting in additional tax liability. In addition, we would no longer be required to make distributions. However, any distributions made would be subject to the favorable tax rate applied to “qualified dividend income.” To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments in order to pay the applicable corporate income tax. In addition, although we intend to operate in such a manner as to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to determine that it is no longer in our best interest to continue to be qualified as a REIT and recommend that we revoke our REIT election.

We believe that the Operating Partnership will be treated for U.S. federal income tax purposes as a partnership and not as an association or as a publicly traded partnership taxable as a corporation. If the Internal Revenue Service (the “IRS”) successfully determines that the Operating Partnership should be treated as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute distributions that would not be deductible in computing the Operating Partnership’s taxable income. In addition, if the Operating Partnership were treated as a corporation, we could fail to qualify as a REIT, with the resulting consequences described above.

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

From time to time, we may generate taxable income greater than our cash flow due to differences in timing between the recognition of taxable income and the actual receipt of cash. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect our value.

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

Contributions of properties to a Subsidiary REIT or TRS could result in our recognizing additional taxable income.

We may choose to transfer certain properties held by the Operating Partnership to a Subsidiary REIT or TRS. Such transfer would generally be structured to be in a manner to qualify as a tax-free contribution under Section 351 of the Code and would allow such properties to be sold at a later date without triggering the recognition of “built-in gain” by the original contributor of such properties to the Operating Partnership. Upon such transfer, the Subsidiary REIT or TRS, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the Subsidiary REIT or TRS.

Our stockholders may have current tax liability on distributions if they elect to reinvest in shares of our common stock.

Participation in the DRIP does not defer the recognition of any taxable income that results from the distributions. Stockholders who elect to participate in the DRIP, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair market value on the relevant distribution date of the shares of our common stock purchased with reinvested distributions, to the extent such distribution is properly treated as being paid out of “earnings and profits,” even though such stockholders have elected not to receive the distributions used to purchase those shares of common stock in cash. As a result, each of our stockholders that is not a tax-exempt entity may have to use funds from other sources to pay such tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate and are also subject to the 3.8% Medicare tax; provided however, that all such distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by an individual, directly or indirectly, through a pass-through entity are eligible for a deduction equal to 20% of such ordinary income dividend under the current tax laws that will expire at the end of 2025 (if not extended). The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.

In certain circumstances, we may be subject to U.S. federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

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

Neither ordinary nor capital gain distributions with respect to our common stock, or gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
●	Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and
●	Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

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

A REIT may own up to 100% of the stock of one or more taxable REIT subsidiaries. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more taxable REIT subsidiaries. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, certain tax laws may limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT 75% asset test, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT.

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

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Prospective investors are urged to consult their tax advisors regarding the effect of potential future changes to the U.S. federal tax laws on an investment in our shares.

Certain foreign investors may be subject to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we are unable to qualify as a “domestically controlled qualified investment entity.”

A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code). A domestically controlled qualified investment entity includes a REIT in which, at all times during a specified testing period, 50% or more (based on the value of its shares) is held directly or indirectly by U.S. holders. Final Treasury regulations effective April 25, 2024 (the “Final Regulations”) modify the existing prior tax guidance relating to the manner in which we determine whether we are a domestically controlled REIT. These regulations provide a look-through rule for our stockholders that are non-publicly traded partnerships, non-publicly traded REITs, non-publicly traded regulated investment companies, or domestic “C” corporations owned 50% or more directly or indirectly by foreign persons (“foreign-controlled domestic corporations”) and treat “qualified foreign pension funds” and “international organizations” as foreign persons for this purpose. The look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will not apply to a REIT for a period of up to ten years if the REIT is able to satisfy certain requirements during that time, including not undergoing a significant change in its ownership and not acquiring a significant amount of new U.S. real property interests, in each case since April 24, 2024, the date the Final Regulations were issued. If a REIT fails to satisfy such requirements during the ten-year period, the look-through rule in the Final Regulations applicable to foreign-controlled domestic corporations will apply to such REIT beginning on the day immediately following the date of such failure. We cannot predict when we will commence being subject to such look-through rule in the Final Regulations and we may not be able to satisfy the applicable requirements for the duration of the ten-year period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. There can be no assurance that we are or will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).

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

ERISA RISKS

If our assets are deemed to be ERISA plan assets, we and the Advisor may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.       CYBERSECURITY

Assessment, Identification and Management of Material Risks from Cybersecurity Threats

We rely on the cybersecurity strategy and policies implemented by Ares, the parent company of our Advisor. Ares’ cybersecurity strategy prioritizes the detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Ares’ enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Ares’ cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Ares has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors, and other third parties who entrust us with their sensitive information.

Ares’ cybersecurity program includes physical, administrative and technical safeguards, as well as plans and procedures designed to help Ares prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, our Advisor or Ares. Ares’ cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity threats, including those which may impact us, our Advisor or Ares, is integrated into Ares’ Enterprise Risk Management program, which is overseen by the Ares Enterprise Risk Committee (the “Ares ERC”), as discussed below. In addition, Ares periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing, and monitoring its cybersecurity risk management programs and responding to incidents.

The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including the Information Security and Electronic Communications policy, Data Protection policy and Privacy Policy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party service providers and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.

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

Material Impact of Risks from Cybersecurity Threats

In the last three fiscal years, we have not experienced a material information security breach incident that has materially affected our business strategy, results of operations or financial conditions. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—General Risk Factors—Security incidents or cyber-attacks could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations… which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks

Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO, who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO reports cybersecurity updates to the Ares ERC. The Ares ERC is a committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes members of Ares’ senior executive management, including its CEO, Co-Presidents, CFO, General Counsel, Global Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.

Our audit committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Periodically, reports are provided to our audit committee as well as our full board of directors, as appropriate, on cybersecurity matters, primarily through presentations by the CISO and the Ares Head of Enterprise Risk. Such reporting includes updates on Ares’ cybersecurity program as it impacts us, the external threat environment, and Ares’ programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on our and Ares’ preparedness, prevention, detection, responsiveness, and recovery with respect to cyber incidents.

ITEM 2.        PROPERTIES

As of December 31, 2024, we directly owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet located in 30 markets throughout the U.S., with 424 customers, and was 92.6% occupied (94.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2024, we transacted approximately 7.0 million square feet of new and renewal leases, and rent growth on comparable leases averaged 61.4%, calculated using cash basis rental rates (76.9% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2024, our real estate portfolio included:

●	252 industrial buildings totaling approximately 54.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.1% occupied (95.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
●	Three industrial buildings totaling approximately 0.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2024, we owned and managed one industrial building in the pre-construction phase totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of December 31, 2024, we owned and managed one industrial building totaling approximately 0.7 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

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

Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2024:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	81.4%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	18.5
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.1
		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2024, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $7.17 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2024:

	Number of	Rentable	Occupied	Leased
($ and square feet in thousands)	Buildings	Square Feet	Rate (1)	Rate (1)	Annualized Base Rent (2)
Operating Properties:
Atlanta	21	4,468	89.6%	91.3%	$26,368	7.2%
Austin	6	562	100.0	100.0	5,461	1.5
Bay Area	3	845	100.0	100.0	10,387	2.9
Boston	4	606	100.0	100.0	5,687	1.6
Central Florida	11	2,195	76.6	81.5	11,029	3.0
Central Valley	9	2,280	100.0	100.0	16,467	4.5
Charlotte	1	210	100.0	100.0	1,121	0.3
Chicago	26	5,373	100.0	100.0	30,070	8.3
Cincinnati	2	705	100.0	100.0	3,168	0.9
Columbus	2	488	100.0	100.0	2,799	0.8
Dallas	17	5,196	100.0	100.0	28,264	7.8
D.C. / Baltimore	10	1,143	89.5	89.5	9,082	2.5
Denver	2	252	100.0	100.0	1,528	0.4
Houston	8	1,815	100.0	100.0	10,903	3.0
Indianapolis	5	2,591	100.0	100.0	11,545	3.2
Las Vegas	7	1,118	59.9	59.9	8,629	2.4
Louisville	5	1,579	100.0	100.0	6,760	1.9
Memphis	10	3,598	100.0	100.0	15,393	4.2
Nashville	3	1,254	86.8	86.8	6,322	1.7
New Jersey	17	3,526	86.5	88.8	30,384	8.3
Pennsylvania	15	2,871	94.5	94.5	20,544	5.7
Phoenix	3	417	100.0	100.0	3,670	1.0
Portland	3	716	59.6	59.6	3,897	1.1
Reno	6	1,422	100.0	100.0	9,238	2.5
Salt Lake City	5	1,003	87.3	87.3	5,735	1.6
San Antonio	1	96	100.0	100.0	779	0.2
San Diego	7	694	69.5	74.4	5,232	1.4
Seattle	14	2,395	98.1	98.1	22,561	6.2
South Florida	11	2,064	100.0	100.0	21,353	5.9
Southern California	18	2,906	74.8	100.0	28,584	7.9
Total operating	252	54,388	93.1%	95.0%	362,960	99.9%
Value-Add Properties:
South Florida	2	253	10.7	51.0	446	0.1
Southern California	1	100	—	—	—	—
Total value-add properties	3	353	7.6	36.5	446	0.1
Total portfolio	255	54,741	92.6%	94.6%	$363,406	100.0%
(1)	The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.

Lease Terms. Substantially all of our industrial properties are subject to leases on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Lease terms typically range from one to 10 years, and often include renewal options.

Lease Expirations. As of December 31, 2024, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 3.8 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2024, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)		Occupied Square Feet
2025 (2)	69	$48,698	13.4%	7,007	13.8%
2026	82	54,564	15.0	8,691	17.2
2027	82	62,635	17.2	8,612	17.0
2028	82	57,996	16.0	7,295	14.4
2029	66	50,458	13.9	6,311	12.5
2030	32	22,509	6.2	3,292	6.5
2031	15	14,856	4.1	1,800	3.6
2032	20	29,534	8.1	4,325	8.5
2033	2	964	0.3	83	0.2
2034	9	12,027	3.3	2,188	4.3
Thereafter	6	9,165	2.5	1,065	2.0
Total occupied	465	$363,406	100.0%	50,669	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.
(2)	Includes four leases totaling approximately 0.1 million square feet that expired on December 31, 2024.

Customer Diversification. As of December 31, 2024, only one of our customers individually represented more than 5.0% of total occupied square feet of our portfolio and more than 5.0% of total annualized base rent of our portfolio. The following table reflects the 10 largest customers of our portfolio, based on annualized base rent, which occupied a combined 10.1 million square feet as of December 31, 2024:

	% of Total	% of Total
Customer	Annualized Base Rent (1)	Occupied Square Feet
Amazon.com Services LLC	7.8%	6.8%
Radial, Inc.	2.6	4.2
Maersk	1.8	1.1
Mondelez Global, LLC	1.4	2.2
Estes Forwarding Worldwide	1.4	1.1
East Coast/West Coast Logistics, LLC	1.4	0.5
Geodis Logistics, LLC	1.2	1.7
US Elogistics Service Corp	1.2	0.9
KeHE Distributors, Inc.	1.1	0.7
Boyd Flotation	1.1	0.6
Total	21.0%	19.8%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.

The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2024:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)		Occupied Square Feet
Transportation / Logistics	54	$67,061	18.5%	8,561	16.9%
eCommerce / Fulfillment	28	46,682	12.8	6,849	13.5
Food & Beverage	30	29,073	8.0	4,053	8.0
Storage / Warehousing	40	27,201	7.5	3,788	7.5
Auto	25	22,203	6.1	3,441	6.8
Manufacturing	42	20,166	5.5	2,893	5.7
Home Furnishings	17	16,451	4.5	2,068	4.1
Computer / Electronics	18	9,599	2.6	1,279	2.5
Electrical / Wire	12	9,316	2.6	1,626	3.2
Home Improvement	22	9,274	2.6	1,351	2.7
Other	177	106,380	29.3	14,760	29.1
Total	465	$363,406	100.0%	50,669	100.0%
(1)	Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2024, multiplied by 12.

DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
DST Interests sold	$156,382	$416,507	$768,639
DST Interests financed by DST Program Loans	11,453	52,542	84,798
Unrealized gain on financing obligations	194	—	—
Income earned from DST Program Loans (1)	7,818	8,884	4,811
Gain on extinguishment of financing obligations	31,250	—	—
(Decrease) increase in financing obligation liability appreciation (2)	(6,664)	(12,303)	26,568
Rent obligation incurred under master lease agreements (2)	56,235	67,324	41,702
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

During the year ended December 31, 2024, 61.6 million OP Units were issued in exchange for DST Interests for a net investment of $786.5 million in accordance with our UPREIT structure. In addition, we paid $1.6 million in cash in exchange for DST Interests during the year ended December 31, 2024. There were no OP Units issued in exchange for DST Interests or cash paid in exchange for DST Interests during the years ended December 31, 2023 or 2022. As of December 31, 2024 and 2023, we had DST Program Loans with a combined carrying value of $103.1 million and $202.7 million, respectively. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2024, we had approximately $4.2 billion of consolidated indebtedness with a weighted-average interest rate of 4.52%, which includes the effect of interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2024 was 1.6 years, excluding any extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2024 was approximately $3.9 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.

ITEM 3.        LEGAL PROCEEDINGS

From time to time, we, our executive officers, directors and our Advisor, and its affiliates and/or any of their respective principals and employees are subject to legal proceedings, including those arising from our investments, and we and our Advisor are also subject to extensive regulation, which, from time to time, results in requests for information from us or our Advisor or legal or regulatory proceedings or investigations against us or our Advisor, respectively. We incur significant costs and expenses in connection with any such proceedings,  information requests, and investigations.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our shares of common stock. On a limited basis, our stockholders may be able to have their shares redeemed through our share redemption program. In the future we may also consider various Liquidity Events. In the event that stockholders receive securities redeemable for cash that are not listed on a stock exchange, such event will only be deemed a Liquidity Event if the non-listed securities received may be redeemed immediately upon the close of the transaction at the election of the holder. Securities that may be “redeemed immediately” may include non-listed shares subject to redemption programs that are limited by caps, or that may be modified or suspended in the future. While we may consider a Liquidity Event, which may provide an additional source of value through the realization of capital appreciation, at any time in the future, we currently do not have a fixed time frame in which we intend to undertake such consideration and we are not obligated by our charter or otherwise to effect a Liquidity Event at any time. There can be no assurance that we will ever pursue a Liquidity Event. We believe that our structure as a non-exchange traded REIT that may continue to raise capital through a series of offerings with no targeted liquidity window enhances the potential to achieve our investment objectives by allowing us to acquire and manage our investment portfolio in a more flexible manner.

We commenced calculating a monthly NAV on June 15, 2018. The following table presents the high and low NAV per share of each class of common stock for each reported quarter within the two most recent fiscal years. Each class of common stock has had the same NAV for each reported period.

Quarter	Low	High
2024
First Quarter	$12.5560	$13.0390
Second Quarter	$12.5946	$12.6032
Third Quarter	$12.6091	$12.6234
Fourth Quarter	$12.6558	$12.7132
2023
First Quarter	$14.9908	$15.1512
Second Quarter	$14.4381	$14.9139
Third Quarter	$13.7232	$14.1023
Fourth Quarter	$13.2259	$13.6018

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.8 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.6 billion, representing a difference of approximately $1.2 billion, or 15.7%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of December 31, 2024 and September 30, 2024:

	As of
(in thousands)	December 31, 2024	September 30, 2024
Investments in industrial properties	$8,824,050	$8,517,400
Investments in unconsolidated joint venture partnerships	21,168	17,760
Investments in real estate debt and securities	528,074	507,856
DST Program Loans	102,865	125,215
Cash and cash equivalents	25,148	29,023
Restricted cash	3,649	3,105
Other assets	89,291	95,669
Line of credit, term loans and mortgage notes	(4,212,520)	(3,955,934)
Secured financings on investments in real estate-related securities	(104,630)	(106,033)
Financing obligations associated with our DST Program	(809,582)	(1,062,522)
Other liabilities	(134,976)	(132,625)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,436)	(5,416)
Aggregate Fund NAV	$4,327,101	$4,033,498
Total Fund Interests outstanding	340,363	319,527

The following table sets forth the NAV per Fund Interest as of December 31, 2024:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class D-R Shares	Class I-R Shares (1)	Class S-PR Shares	Class D-PR Shares (2)	Class I-PR Shares	OP Units
Monthly NAV	$4,327,101	$1,177,578	$239,641	$1,962,089	$43,867	$—	$16,734	$887,192
Fund Interests outstanding	340,363	92,626	18,850	154,335	3,451	—	1,316	69,785
NAV Per Fund Interest	$12.7132	$12.7132	$12.7132	$12.7132	$12.7132	$—	$12.7132	$12.7132
(1)	Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.
(2)	NAV per Fund Interest is not presented for Class D-PR shares as of December 31, 2024 because we had no Class D-PR shares outstanding as of such date.

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of December 31, 2024, we estimated approximately $110.1 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

Financing obligations associated with our DST Program, as reflected in our NAV table above, represent outstanding proceeds raised from our private placements under the DST Program due to the fact that we have an option (which may or may not be exercised) to purchase the interests in the DSTs and thereby acquire the real property owned by the trusts. We may acquire these properties using OP Units, cash, or a combination of both. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional details regarding our DST Program. We may use proceeds raised from our DST Program for the repayment of debt, acquisition of properties and other investments, distributions to our stockholders, payments under our debt obligations and master lease agreements related to properties in our DST Program, redemption payments, capital expenditures and other general corporate purposes. We pay our Advisor an annual, fixed component of our advisory fee of 1.25% of the consideration received for selling interests in DST Properties to third-party investors, net of upfront fees and expense reimbursements payable out of gross proceeds from the sale of such interests and DST Interests financed through DST Program Loans.

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

The valuations of our real properties as of December 31, 2024, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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

Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2024, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2024 was $103.6 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $103.6 million, or $0.31 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2024.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2024:

(in thousands)	As of December 31, 2024
Total stockholders' equity	$1,623,019
Noncontrolling interests	369,091
Total equity under GAAP	1,992,110

Adjustments:
Accrued distribution fee (1)	110,088
Redeemable noncontrolling interests (2)	105,492
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,263,840
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(2,358)
Accumulated depreciation and amortization (5)	947,809
Other adjustments (6)	(89,880)
Aggregate Fund NAV	$4,327,101
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
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
(4)	Our investments in our unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investments in our unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value, and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV decreased from $13.23 per share as of December 31, 2023 to $12.71 per share as of December 31, 2024. The decrease in NAV was primarily driven by the expansion of capital markets assumptions and the impact of interest rate increases.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of December 31, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.87)%	(4.54)%	(4.54)%	2.39%	7.75%	6.88%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.57)%	(5.35)%	(5.35)%	2.84%	8.06%	7.09%
Difference	(0.30)%	0.81%	0.81%	(0.45)%	(0.31)%	(0.21)%

Class T-R Share Total Return (without Sales Charge) (3)	1.71%	(0.04)%	(0.04)%	3.98%	8.75%	7.57%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.02%	(0.90)%	(0.90)%	4.43%	9.06%	7.78%
Difference	(0.31)%	0.86%	0.86%	(0.45)%	(0.31)%	(0.21)%

Class D-R Share Total Return (3)	1.85%	0.53%	0.53%	4.57%	9.30%	8.42%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.17%	(0.33)%	(0.33)%	5.03%	9.61%	8.66%
Difference	(0.32)%	0.86%	0.86%	(0.46)%	(0.31)%	(0.24)%

Class I-R Share Total Return (3)	1.91%	0.76%	0.76%	4.82%	9.67%	8.53%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.23%	(0.10)%	(0.10)%	5.28%	9.98%	8.74%
Difference	(0.32)%	0.86%	0.86%	(0.46)%	(0.31)%	(0.21)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of December 31, 2024)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (with Sales Charge) (3)	(2.88)%	n/a	n/a	n/a	n/a	(2.47)%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.58)%	n/a	n/a	n/a	n/a	(2.56)%
Difference	(0.30)%	n/a	n/a	n/a	n/a	0.09%

Class S-PR Share Total Return (without Sales Charge) (3)	1.69%	n/a	n/a	n/a	n/a	2.12%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.01%	n/a	n/a	n/a	n/a	2.03%
Difference	(0.32)%	n/a	n/a	n/a	n/a	0.09%

Class D-PR Share Total Return (with Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a

Class D-PR Share Total Return (without Sales Charge) (3)	n/a	n/a	n/a	n/a	n/a	n/a
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	n/a	n/a	n/a	n/a	n/a
Difference	n/a	n/a	n/a	n/a	n/a	n/a

Class I-PR Share Total Return (3)	1.91%	n/a	n/a	n/a	n/a	2.41%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.23%	n/a	n/a	n/a	n/a	2.32%
Difference	(0.32)%	n/a	n/a	n/a	n/a	0.09%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Partial period returns are not calculated. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I-R shares and Class T-R shares (formerly designated as Class I shares and Class T shares, respectively) was November 1, 2017, which is when Class I-R and Class T-R shares of our common stock were first issued to third-party investors. The inception date for Class D-R shares (formerly designated as Class D shares) was July 2, 2018, which is when Class D-R shares of our common stock were first issued to third-party investors. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when Class I-PR shares and Class S-PR shares of our common stock were first issued to third-party investors. As of December 31, 2024, no Class D-PR shares had been issued. Since inception returns are not annualized for share classes outstanding for less than one year.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T-R Share Total Return (with Sales Charge),” “Class S-PR Share Total Return (with Sales Charge)” and “Class D-PR Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T-R Share Total Return (without Sales Charge),” “Class S-PR Share Total Return (without Sales Charge),” and “Class D-PR Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our securities offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Unregistered Sales of Equity Securities

On August 2, 2024, we commenced the Private Offering, which is exempt from the registration provisions of the Securities Act pursuant to Section 4(a)(2), Regulation D and/or Regulation S thereunder. Each purchaser of the shares of our common stock sold in the Private Offering is required to represent that it is an “accredited investor” as that term is defined in Rule 501 of Regulation D or a non-U.S. person and is acquiring shares for investment purposes only and not with a view to resale or distribution.

During the year ended December 31, 2024, we issued and sold approximately 3.5 million Class S-PR shares and approximately 1.3 million Class I-PR shares and generated gross aggregate proceeds of $60.6 million in connection with the Private Offering. During the year ended December 31, 2024, aggregate upfront selling commissions and dealer manager fees of $0.4 million were paid in connection with the Private Offering.

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

The table below summarizes the redemption activity for the three months ended December 31, 2024, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
October 31, 2024	1,438	$12.61	1,438	—
November 30, 2024	1,606	12.62	1,606	—
December 31, 2024 (3)	1,631	12.66	1,631	—
Total	4,675	$12.63	4,675	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in December 2024 are considered redeemed on January 1, 2025 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $64.0 million of shares of common stock for the three months ended December 31, 2024.

Distributions

Each year, we make distributions, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to the sum of 90% of our REIT taxable income, computed without regard to the dividends paid deduction and our net capital gain or loss, 90% of our after-tax net income, if any, from foreclosure property, minus the sum of certain items of non-cash income. We will pay U.S. federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute with respect to each year, at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain income for such year, and any undistributed taxable income from prior periods, we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow and general financial condition. Our board’s discretion will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, and because our board may take various factors into consideration in setting distributions, distributions may not reflect our income earned in that particular distribution period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Our organizational documents permit us to pay distributions from any source, including offering proceeds. We are authorized to borrow money, issue new securities or sell assets in order to make distributions. There are no restrictions on the ability of the Operating Partnership to transfer funds to us.

We intend to continue to accrue and make distributions on a regular basis. Distributions are paid on a monthly basis and are calculated as of monthly record dates. Distributions for stockholders who had elected to participate in our DRIP were reinvested into shares of the same class of our common stock as the shares to which the distributions relate. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our DRIP or borrowings. For the year ended December 31, 2024, approximately 34.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 65.5% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 45.9% were funded with proceeds from the issuance of shares under our DRIP and 19.6% were funded with proceeds from financing activities.

Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.

Holders

The following table summarizes the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of February 27, 2025:

(shares or units in thousands)	Class T-R Shares	Class D-R Shares	Class I-R Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units (1)
Shares or units outstanding	87,724	18,663	156,948	4,986	23	2,211	69,785
Number of holders of record	13,583	3,661	25,161	329	4	244	499
(1)	Includes Series 1, 2 and 3 Class T-R OP Units, Series 1 and 2 Class D-R OP Units and Class I-R OP Units. The number of holders of record for OP Units represent the number of third-party investors.

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

Pursuant to our securities offerings, we have offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the NAV per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of common stock, and is available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share. See Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Net Asset Value” for further detail.

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2024, we sold $156.4 million of gross interests related to the DST Program, $11.5 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2024, we raised gross proceeds of approximately $195.5 million from the sale of approximately 15.2 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for information concerning our securities offerings.

As of December 31, 2024, we directly owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet located in 30 markets throughout the U.S., with 424 customers, and was 92.6% occupied (94.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. During the year ended December 31, 2024, we transacted approximately 7.0 million square feet of new and renewal leases, and rent growth on comparable leases averaged 61.4%, calculated using cash basis rental rates (76.9% when calculated using GAAP basis rental rates). Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our 2024 acquisition activity. As of December 31, 2024, our real estate portfolio included:

●	252 industrial buildings totaling approximately 54.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.1% occupied (95.0% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
●	Three industrial buildings totaling approximately 0.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2024, we owned and managed one industrial building in the pre-construction phase totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of December 31, 2024, we owned and managed one industrial building totaling approximately 0.7 million square feet and three buildings that were either under construction or in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of December 31, 2024, we had debt security investments designated as available-for-sale debt securities with a fair value of $139.4 million and a cumulative unrealized gain of $1.7 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.5 years as of December 31, 2024.

As of December 31, 2024, we had seven debt-related investments comprised of floating-rate senior loans with an aggregate current commitment of up to $613.5 million, with a weighted-average remaining term of 2.0 years and a weighted-average interest rate of 8.26%, calculated based on Term SOFR plus a weighted-average margin of 3.94%. As of December 31, 2024, the outstanding principal amount and fair value were both $388.7 million.

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

Throughout 2024, the U.S. economy continued to expand with GDP growth driven by healthy household consumption and supported by the continued strength of the labor market, particularly in the first half of the year. While the Federal Reserve maintained a restrictive monetary policy stance for much of the year, inflation eased from peak levels and there were emerging signs of labor market softness. As a result, the Federal Reserve began easing monetary policy, reducing the federal funds rate by 100 basis points in the second half of 2024. However, in December 2024, persistent levels of inflation and continued strength in the labor markets led the Federal Reserve to take a more balanced monetary policy approach as opposed to its prior more accommodative approach by forecasting two 25 basis point rate reductions in 2025 as opposed to four 25 basis point rate reductions previously forecasted in September of 2024.

Against this backdrop of continued economic strength in 2024, publicly traded equity and credit markets delivered positive returns with incrementally lower risk premiums with expectations of lower future market rates. The overall stability in the economy and financial system supported increased values and liquidity in the market. These dynamics positively impacted the commercial real estate market, particularly during the second half of 2024, which delivered increased transactions and values.

Despite the overall improvement in the liquid capital markets throughout 2024, the commercial real estate markets continue to be impacted by macroeconomic factors, certain property specifics, regulatory changes and geopolitical risks. Regulated lending institutions continue to adjust their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties.

Offsetting some of these challenges, there has been a significant decline in new industrial real estate development that began in 2023 and continued in 2024. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations are showing signs of recovery, and capitalization rates are stabilizing or compressing and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2024 Activities

During the year ended December 31, 2024, we completed the following activities:

●	Our NAV decreased to $12.71 per share as of December 31, 2024 as compared to $13.23 per share as of December 31, 2023. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Performance” above for additional information regarding this decrease.
●	We raised $195.5 million of gross equity capital from our securities offerings. Additionally, we raised $156.4 million of gross capital through private placement offerings by selling DST Interests, $11.5 million of which were financed by DST Program Loans. We redeemed 33.0 million shares for an aggregate dollar amount of $421.1 million.
●	We leased approximately 7.0 million square feet, which included 3.2 million square feet of new and future leases and 3.8 million square feet of renewals through 71 separate transactions with an average annual base rent of $10.25 per square foot, representing rent growth of 61.4% on comparable leases, calculated using cash basis rental rates (76.9% when calculated on a GAAP basis).
●	We originated five debt-related investments consisting of floating-rate senior loans with an aggregate total commitment of up to $461.5 million, with a weighted-average remaining term of 2.92 years at the date of origination and interest rates calculated based on Term SOFR plus a weighted-average margin of 4.17%.
●	We acquired debt security investments with an aggregate face amount of $94.7 million with a weighted-average remaining term (based on the fully extended maturity date of the instruments) of 5.0 years at the date of acquisition.
●	We acquired 10 industrial buildings comprised of approximately 2.3 million square feet for an aggregate purchase price of $359.4 million.
●	We entered into a secured floating-rate mortgage note in the amount of $590.0 million with a two-year term, which may be extended pursuant to three one-year extension options. The mortgage note’s effective interest rate is calculated based on Term SOFR plus a margin of 2.33%. We also entered into an associated interest rate cap agreement with an aggregate notional amount of $590.0 million, which effectively caps Term SOFR at 4.66%. As of December 31, 2024, we had $590.0 million of borrowings outstanding under the $590.0 million mortgage note. Additionally, we entered into a secured fixed-rate mortgage note in the amount of $222.3 million with a two-year term, which may be extended pursuant to two one-year extension options. The mortgage note's interest rate is fixed at 6.09%. As of December 31, 2024, we had $204.0 million of borrowings outstanding under the $222.3 million mortgage note.
●	We issued 61.6 million OP Units in exchange for DST Interests for a net investment of $786.5 million.
●	We disposed of 12 industrial buildings comprised of approximately 1.7 million square feet for net proceeds of approximately $238.7 million and recorded a net gain on sale of $56.9 million related to the sale of these buildings.
●	We completed one building related to a development project comprised of approximately 0.1 million square feet.

Portfolio Information

As of December 31, 2024 and 2023, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	December 31, 2024	December 31, 2023
Portfolio data:
Total buildings (1)	255	256
Total rentable square feet	54,741	54,028
Total number of customers	424	429
Percent occupied of operating portfolio (2)	93.1%	97.3%
Percent occupied of total portfolio (2)	92.6%	93.5%
Percent leased of operating portfolio (2)	95.0%	97.7%
Percent leased of total portfolio (2)	94.6%	93.9%
(1)	Total buildings includes the addition of one building related to a development project that was completed during the year ended December 31, 2024 and nine buildings related to seven development projects that were completed during the year ended December 31, 2023.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	Change	% Change
Revenues:
Rental revenues	$489,164	$460,108	$29,056	6.3%
Debt-related income	36,744	9,987	26,757	NM
Total revenues	525,908	470,095	55,813	11.9%
Operating expenses:
Rental expenses	123,317	111,579	11,738	10.5%
Real estate-related depreciation and amortization	291,872	294,111	(2,239)	(0.8)%
General and administrative expenses	17,194	15,313	1,881	12.3%
Advisory fees	66,048	74,092	(8,044)	(10.9)%
Acquisition costs and reimbursements	3,036	10,217	(7,181)	(70.3)%
Total operating expenses	501,467	505,312	(3,845)	(0.8)%
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnerships	5,228	(118)	5,346	NM
Interest expense	(259,302)	(190,382)	(68,920)	(36.2)%
Unrealized gain on financing obligations	194	179	15	8.4%
Gain on extinguishment of financing obligations	31,250	—	31,250	NM
Gain on derivative instruments	2,288	5,124	(2,836)	(55.3)%
Net gain on sale of real estate property	56,923	—	56,923	NM
Other income and (expenses)	8,633	10,191	(1,558)	(15.3)%
Total other income (expenses)	(154,786)	(175,006)	20,220	11.6%
Net loss	(130,345)	(210,223)	79,878	38.0%
Net loss attributable to redeemable noncontrolling interests	3,353	5,587	(2,234)	(40.0)%
Net loss (income) attributable to noncontrolling interests	15,934	(38)	15,972	NM
Net loss attributable to common stockholders	$(111,058)	$(204,674)	$93,616	45.7%
Weighted-average shares outstanding—basic	276,152	303,660	(27,508)	(9.1)%
Weighted-average shares outstanding—diluted	318,856	312,121	6,735	2.2%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.40)	$(0.67)	$0.27	40.3%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $55.8 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily driven by an increase in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $29.1 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the increase in non-same store revenues, which was attributable to the growth in our portfolio over this period, partially offset by the disposition of 12 industrial buildings during the year ended December 31, 2024, as well as decreases in average occupancy driven by the acquisition of value-add buildings and development completions since January 1, 2023. For the year ended December 31, 2024, non-same store rental revenues reflect the addition of 24 industrial buildings we have acquired or completed since January 1, 2023. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $26.8 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the additions of debt-related securities and debt-related investments to our portfolio during the year ended December 31, 2024.

Total Operating Expenses. In aggregate, total operating expenses decreased by $3.8 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to the decreases in advisory fees and acquisition fees described below.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Substantially all of our industrial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. Total rental expenses increased by approximately $11.7 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to an increase in non-same store expenses, which was attributable to the acquisition activity in our portfolio since January 1, 2023, as described above. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense decreased by $2.2 million for the year ended December 31, 2024, as compared to the previous year, primarily due to the disposition of 12 industrial buildings during the year ended December 31, 2024.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $13.3 million for the year ended December 31, 2024, as compared to the previous year, primarily due to:

●	an $8.0 million decrease in the fixed component of the advisory fee primarily due to the change in value of our properties during the year ended December 31, 2024, as compared to the previous year; and
●	a $7.2 million decrease in acquisition costs and reimbursements due to a deposit in the amount of $7.7 million that was forfeited in the first quarter of 2023 when the associated real estate acquisition did not close.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $20.2 million impact on our net income (loss) for the year ended December 31, 2024, as compared to the previous year, primarily due to:

●	a $56.9 million net gain on sale of real estate properties related to the disposition of 12 industrial buildings during the year ended December 31, 2024, while there were no dispositions in the previous year;
●	a $31.3 million gain on the extinguishment of financing obligations when we exercised a purchase option for certain properties in our DST Program; and
●	a $5.3 million increase in equity in income (loss) from our unconsolidated joint venture partnerships, primarily related to a $4.5 million performance-based incentive fee earned from the BTC II B Partnership.

Partially offset by:

●	an increase in interest expense of $68.9 million for the year ended December 31, 2024, as compared to the same period in 2023, primarily due to (i) a $59.6 million increase in the consolidated indebtedness interest expense related to the addition of two new mortgage notes, increased average borrowing activity on our line of credit, and increased secured borrowing activity during the period; and (ii) a $5.6 million increase in the amortization of the value of our financing obligations; partially offset by an $11.1 million decrease of master lease payments recorded as interest expense associated with our DST Program; and
●	a $2.8 million decrease in gain on derivative instruments for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily related to the change in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes.

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

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interest in our joint venture partnership using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnerships on the consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the year ended December 31, 2024 as compared to the year ended December 31, 2023 presented below included 228 buildings totaling approximately 47.9 million square feet owned as of January 1, 2023, which represented 87.6% of total rentable square feet, 90.2% of total revenues, and 90.9% of net operating income for the year ended December 31, 2024.

The following table reconciles GAAP net income (loss) to same store property NOI for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023	Change	% Change
Net loss attributable to common stockholders	$(111,058)	$(204,674)	$93,616	45.7%
Debt-related income	(36,744)	(9,987)	(26,757)	NM
Real estate-related depreciation and amortization	291,872	294,111	(2,239)	(0.8)%
General and administrative expenses	17,194	15,313	1,881	12.3%
Advisory fees	66,048	74,092	(8,044)	(10.9)%
Acquisition costs and reimbursements	3,036	10,217	(7,181)	(70.3)%
Equity in (income) loss from unconsolidated joint venture partnerships	(5,228)	118	(5,346)	NM
Interest expense	259,302	190,382	68,920	36.2%
Unrealized gain on financing obligations	(194)	(179)	(15)	(8.4)%
Gain on extinguishment of financing obligations	(31,250)	—	(31,250)	NM
Gain on derivative instruments	(2,288)	(5,124)	2,836	55.3%
Net gain on sale of real estate property	(56,923)	—	(56,923)	NM
Other income and expenses	(8,633)	(10,191)	1,558	15.3%
Net loss attributable to redeemable noncontrolling interests	(3,353)	(5,587)	2,234	40.0%
Net (loss) income attributable to noncontrolling interests	(15,934)	38	(15,972)	NM
Property net operating income	$365,847	$348,529	$17,318	5.0%
Less: Non-same store property NOI	33,394	20,629	12,765	61.9%
Same store property NOI	$332,453	$327,900	$4,553	1.4%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the year ended December 31, 2024 as compared to the year ended December 31, 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023	Change	% Change
Rental revenues:
Same store operating properties	$441,381	$431,719	$9,662	2.2%
Other properties	47,783	28,389	19,394	68.3%
Total rental revenues	489,164	460,108	29,056	6.3%
Rental expenses:
Same store operating properties	(108,928)	(103,819)	(5,109)	(4.9)%
Other properties	(14,389)	(7,760)	(6,629)	(85.4)%
Total rental expenses	(123,317)	(111,579)	(11,738)	(10.5)%
Net operating income:
Same store operating properties	332,453	327,900	4,553	1.4%
Other properties	33,394	20,629	12,765	61.9%
Total property net operating income	$365,847	$348,529	$17,318	5.0%

Rental Revenues. Non-same store revenues increased by $19.4 million for the year ended December 31, 2024 as compared to the same period in 2023 as a result of the addition of 24 industrial buildings we have acquired or developed since January 1, 2023, as well as three value-add properties that were acquired during 2022 and stabilized during 2023. Same store rental revenues increased by $9.7 million for the year ended December 31, 2024 as compared to the previous year, primarily due to increases in rental rates of same store properties, partially offset by a decrease in average occupancy.

Rental Expenses. Non-same store rental expenses increased by $6.6 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to the growth in our portfolio, as described above. Same store rental expenses increased by $5.1 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily due to an increase in property taxes, as well as certain repair and maintenance costs.

Results for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2023 and December 31, 2022.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
GAAP net loss	$(130,345)	$(210,223)	$(312,915)
Weighted-average shares outstanding—diluted	318,856	312,121	300,216
GAAP net loss per common share—diluted	$(0.40)	$(0.67)	$(1.04)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	291,872	294,111	265,970
Net gain on sale of real estate property	(56,923)	—	—
Our share of adjustments from unconsolidated joint venture partnerships	(448)	98	371
FFO	$104,156	$83,986	$(46,574)
FFO per common share—diluted	$0.33	$0.27	$(0.16)
Adjustments to arrive at AFFO:
Performance-based incentive fee (income) expense	(4,459)	—	140,505
Unrealized (gain) loss on financial instruments (1)	(16,142)	13,498	(25,175)
Decrease in financing obligation liability appreciation	(6,664)	(12,303)	26,568
Forfeited investment deposit	—	7,689	245
AFFO	$76,891	$92,870	$95,569
(1)	Unrealized (gain) loss on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of December 31, 2024, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.2 billion, with $1.2 billion becoming payable within the next 12 months, though the terms of the associated loan agreements for $209.3 million of these borrowings can be extended pursuant to one one-year extension option, subject to certain conditions, and the terms of the associated loan agreements for the remaining $940.8 million of these borrowings can be extended pursuant to two one-year extension options, subject to certain conditions. As of December 31, 2024, we had $40.0 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of December 31, 2024, we had $9.0 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the year ended December 31, 2024, we raised $195.5 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $421.1 million. As of December 31, 2024, we had cash and cash equivalents of $25.1 million and leverage of 45.8%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2024. As of December 31, 2024, we owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet, with a diverse roster of 424 customers, large and small, spanning a multitude of industries and sectors across 30 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 92.6% occupied (94.6% leased) with a weighted-average remaining lease term (based on square feet) of 3.8 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2024	2023	Change
Total cash provided by (used in):
Operating activities	$66,072	$2,000	$64,072
Investing activities	(568,763)	(452,513)	(116,250)
Financing activities	516,546	385,432	131,114
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,855	$(65,081)	$78,936

2024 Cash Flows Compared to 2023 Cash Flows

Cash provided by operating activities during the year ended December 31, 2024 increased by approximately $64.1 million as compared to the same period in 2023, primarily as a result of (i) the partial cash settlement of the 2022 performance participation allocation owed in the amount of $77.8 million during the first quarter of 2023, while there was no 2023 performance participation allocation owed or settled during the first quarter of 2024 and (ii) a $23.9 million increase in our debt-related income, excluding origination fees, for the year ended December 31, 2024 as compared to the same period in 2023; partially offset by an increase in interest expense of $68.9 million for the year ended December 31, 2024 as compared to the same period in 2023, primarily related to increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash used in investing activities during the year ended December 31, 2024 increased by approximately $116.3 million as compared to the same period in 2023, primarily due to (i) a net increase in acquisition activity of $250.0 million during the year ended December 31, 2024 as compared to the same period in 2023; (ii) a net increase in origination of debt-related investments of $146.8 million as compared to the same period in 2023; and (iii) the purchase of $94.4 million of available-for-sale debt securities during the year ended December 31, 2024; partially offset by (a) the $238.7 million of net proceeds from the sale of 12 industrial properties during the year ended December 31, 2024; (b) a net decrease in capital expenditure activity of $100.3 million related to decreased development activity during the year ended December 31, 2024; and (c) a net increase in the collection of principal on our investments in real estate debt and securities of $30.7 million during the year ended December 31, 2024 as compared to the same period in 2023.

Cash provided by financing activities during the year ended December 31, 2024 increased by approximately $131.1 million as compared to the same period in 2023, primarily driven by (i) an increase in net borrowings of debt and secured financings of $197.4 million primarily related to two new mortgage notes entered into during the year ended December 31, 2024; and (ii) a $231.6 million decrease in redemptions of shares of our common stock for the year ended December 31, 2024 as compared to the same period in 2023; partially offset by (a) a decrease of net proceeds from financing obligations associated with the DST Program of $215.0 million; and (b) an $86.7 million net decrease in capital raised through our securities offerings, net of offering costs paid for the year ended December 31, 2024 as compared to the same period in 2023.

2023 Cash Flows Compared to 2022 Cash Flows

See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2023 and December 31, 2022.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of December 31, 2024, we had an aggregate of $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $573.0 million outstanding under our line of credit with an effective interest rate of 5.36%, which includes the effect of interest rate cap agreements. Additionally, as of December 31, 2024, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.73%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $427.0 million as of December 31, 2024. Our $1.0 billion line of credit matures in March 2025 and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027 and our $600.0 million term loan matures in May 2026. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of December 31, 2024, we had property-level borrowings of approximately $2.5 billion of principal outstanding with a weighted-average remaining term of 1.8 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.70%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2024.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 45.8% as of December 31, 2024. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to higher interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of December 31, 2024, we had $765.2 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the year ended December 31, 2024, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $195.5 million ($192.1 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2024, approximately 34.5% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 65.5% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 45.9% were funded with proceeds from shares issued pursuant to our DRIP and 19.6% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the first quarter of 2025, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or January 31, 2025, February 28, 2025 and March 31, 2025 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.15 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.05 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the first quarter of 2025 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the years ended as of the dates indicated below:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$103,482	54.1%	$92,790	52.0%
Reinvested in shares	87,860	45.9	85,756	48.0
Total	$191,342	100.0%	$178,546	100.0%
Sources of Distributions
Cash flows from operating activities	$66,072	34.5%	$2,000	1.1%
Borrowings	37,410	19.6	90,790	50.9
DRIP (2)	87,860	45.9	85,756	48.0
Total	$191,342	100.0%	$178,546	100.0%
(1)	Includes (i) distributions paid to noncontrolling interest holders and (ii) ongoing distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 12 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the years ended December 31, 2024 and 2023, our FFO was $104.2 million and $84.0 million, respectively, compared to total gross distributions of $191.3 million and $178.5 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2024, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Number of shares redeemed	33,009	45,044	14,109
Aggregate dollar amount of shares redeemed	$421,135	$652,754	$213,444
Average redemption price per share	$12.76	$14.49	$15.13

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

Fair Value of Financing Obligations

The underlying interests in real properties sold to investors pursuant to the DST Program are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership and the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the DST Interests in the DST Program from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash. This results in a failed sale and leaseback transaction for accounting purposes; therefore, we record DST Interests as financing obligation liabilities.

We have elected the fair value option for certain financing obligations and, as such, these financing obligations are carried at fair value. Unrealized gains and losses on financing obligations are recorded as a component of other income (expenses) on our consolidated statements of operations. Financing obligations are valued on a recurring basis using discounted cash flow models. We utilize discount rates and exit capitalization rates as inputs in our valuation models. Changes in these assumptions could materially change the valuation of our financing obligations and have an impact on our results of operations and financial position.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2024, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of December 31, 2024, our fixed interest rate debt consisted of $300.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $1.2 billion of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 47.2% of our total consolidated debt as of December 31, 2024. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2024, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.9 billion and $2.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2024. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2024, our consolidated variable interest rate debt consisted of $573.0 million under our line of credit, $325.0 million under our term loans and $1.3 billion under four of our mortgage notes, which represented 52.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows but would not significantly affect the fair value of such debt. As of December 31, 2024, we were exposed to market risks related to fluctuations in interest rates on $2.2 billion of consolidated borrowings; however, $1.8 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2024, would increase our annual interest expense by approximately $2.8 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $613.5 million and aggregate outstanding principal of $388.7 million as of December 31, 2024, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of December 31, 2024, we had 26 outstanding derivative instruments with a total current notional amount of $3.0 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps. Alternatively, in the case of a significant decrease in interest rates, our debt-related investments could be adversely impacted and interest income from our debt-related investments could decrease substantially, which could reduce the effectiveness of our interest rate risk strategy described above.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Ares Industrial Real Estate Income Trust Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Ares Industrial Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of financing obligations carried at fair value

As discussed in Notes 2, 7, and 8 to the consolidated financial statements, the Company has $239,982 thousand of financing obligations carried at fair value under the fair value option as of December 31, 2024. The Company measures the fair value of these financing obligations on a recurring basis using a discounted cash flow valuation technique.

We identified the evaluation of certain financing obligations carried at fair value as a critical audit matter. Challenging auditor judgment and specialized skills and knowledge were required to evaluate the method and certain significant assumptions used to estimate the fair value of the financing obligation. We performed a sensitivity analysis to determine the significant assumptions used to value certain financing obligations and identified the discount rates and exit capitalization rates as the significant assumptions. Changes in the significant assumptions or the use of a different valuation method could have a significant impact on the fair value of financing obligations.

The following are the primary procedures we performed to address this critical audit matter. For a selection of financing obligations, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	assessing the appropriateness of the valuation method utilized
●	comparing the discount rates for a selection of financing obligations to ranges of discount rates obtained from market data and relevant industry guides
●	comparing the exit capitalization rates for a selection of financing obligations to ranges of exit capitalization rates obtained from market data and relevant industry guides.

Assessment of the expected hold periods for investments in real estate properties

As described in Note 3 to the consolidated financial statements, the Company has $6,739,818 thousand of net investment in real estate properties as of December 31, 2024. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.

We identified the assessment of the expected hold periods for investments in real estate properties as a critical audit matter. A high degree of subjective auditor judgment was required in assessing the events or changes in circumstances used by the Company to evaluate the expected hold periods for investments in real estate assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the Company’s hold periods by inquiring of management, reading minutes of the meetings of the Company’s Board of Directors, and analyzing documents prepared by the Company regarding proposed real estate transactions and potential triggering events. We inquired of management and inspected documentation from the Company regarding the status and evaluation of any potential disposal of properties, which we corroborated with others in the organization who are responsible for, and have authority over, disposition activities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Denver, Colorado
March 6, 2025

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Net investment in real estate properties	$6,739,818	$6,753,978
Investments in unconsolidated joint venture partnerships	23,526	20,511
Investments in real estate debt and securities, at fair value	528,074	184,755
Cash and cash equivalents	25,148	14,322
Restricted cash	3,649	620
Derivative instruments	69,739	83,531
DST Program Loans (includes $13,892 and $2,439 at fair value as of December 31, 2024 and December 31, 2023, respectively)	103,115	202,715
Other assets	87,942	69,072
Total assets	$7,581,011	$7,329,504
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$86,762	$101,013
Debt, net	4,183,480	3,421,181
Secured financings on investments in real estate debt securities	104,630	42,298
Intangible lease liabilities, net	61,407	75,141
Financing obligations, net (includes $239,982 and $87,145 at fair value as of December 31, 2024 and December 31, 2023, respectively)	875,842	1,658,634
Distribution fees payable to affiliates	110,088	64,517
Other liabilities	61,200	57,176
Total liabilities	5,483,409	5,419,960
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	105,492	114,310
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 9)	2,710	2,886
Additional paid-in capital	2,950,215	2,850,329
Accumulated deficit and distributions	(1,358,679)	(1,094,009)
Accumulated other comprehensive income	28,773	35,716
Total stockholders’ equity	1,623,019	1,794,922
Noncontrolling interests	369,091	312
Total equity	1,992,110	1,795,234
Total liabilities and equity	$7,581,011	$7,329,504

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Revenues:
Rental revenues	$489,164	$460,108	$391,605
Debt-related income	36,744	9,987	420
Total revenues	525,908	470,095	392,025
Operating expenses:
Rental expenses	123,317	111,579	94,276
Real estate-related depreciation and amortization	291,872	294,111	265,970
General and administrative expenses	17,194	15,313	13,265
Advisory fees	66,048	74,092	67,561
Performance participation allocation	—	—	140,505
Acquisition costs and reimbursements	3,036	10,217	5,322
Total operating expenses	501,467	505,312	586,899
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnerships	5,228	(118)	(97)
Interest expense	(259,302)	(190,382)	(150,824)
Unrealized gain on financing obligations	194	179	—
Gain on extinguishment of financing obligations	31,250	—	—
Gain on derivative instruments	2,288	5,124	28,628
Net gain on sale of real estate property	56,923	—	—
Other income and expenses	8,633	10,191	4,252
Total other income (expenses)	(154,786)	(175,006)	(118,041)
Net loss	(130,345)	(210,223)	(312,915)
Net loss attributable to redeemable noncontrolling interests	3,353	5,587	4,874
Net loss (income) attributable to noncontrolling interests	15,934	(38)	(38)
Net loss attributable to common stockholders	$(111,058)	$(204,674)	$(308,079)
Weighted-average shares outstanding—basic	276,152	303,660	295,683
Weighted-average shares outstanding—diluted	318,856	312,121	300,216
Net loss attributable to common stockholders per common share—basic and diluted	$(0.40)	$(0.67)	$(1.04)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss	$(130,345)	$(210,223)	$(312,915)
Change from cash flow hedging activities	(1,616)	(35,625)	68,341
Change from activities related to available-for-sale debt securities	1,209	120	326
Comprehensive loss	$(130,752)	$(245,728)	$(244,248)
Comprehensive loss attributable to redeemable noncontrolling interests	3,353	6,552	3,831
Comprehensive loss attributable to noncontrolling interests	17,171	—	—
Comprehensive loss attributable to common stockholders	$(110,228)	$(239,176)	$(240,417)

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
Balance as of December 31, 2021	257,169	$2,571	$2,475,715	$(297,570)	$2,631	$312	$2,183,659
Net (loss) income (excludes $4,874 attributable to redeemable noncontrolling interest)	—	—	—	(308,079)	—	38	(308,041)
Change from cash flow hedging activities (excludes $1,043 attributable to redeemable noncontrolling interests)	—	—	—	—	67,624	—	67,624
Issuance of common stock	71,518	715	1,036,312	—	—	—	1,037,027
Share-based compensation, net of cancellations	(34)	—	1,676	—	—	—	1,676
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(27,447)	—	—	—	(27,447)
Trailing distribution fees	—	—	(33,901)	27,175	—	—	(6,726)
Redemptions of common stock	(14,109)	(141)	(213,303)	—	—	—	(213,444)
Distributions declared (excludes $2,493 attributable to redeemable noncontrolling interests)	—	—	—	(161,023)	—	(38)	(161,061)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(19,920)	—	—	—	(19,920)
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $5,587 attributable to redeemable noncontrolling interests)	—	—	—	(204,674)	—	38	(204,636)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $966 attributable to redeemable noncontrolling interests)	—	—	—	—	(34,539)	—	(34,539)
Issuance of common stock	19,155	191	283,044	—	—	—	283,235
Share-based compensation, net of cancellations	(49)	—	2,657	—	—	—	2,657
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,498)	—	—	—	(8,498)
Trailing distribution fees	—	—	3,770	23,858	—	—	27,628
Redemptions of common stock	(45,044)	(450)	(652,304)	—	—	—	(652,754)
Distributions declared (excludes $4,850 attributable to redeemable noncontrolling interests)	—	—	—	(173,696)	—	(38)	(173,734)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,528	—	—	—	2,528
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net loss (excludes $3,353 attributable to redeemable noncontrolling interests)	—	—	—	(111,058)	—	(15,934)	(126,992)
Change from cash flow hedging activities and available-for-sale debt securities	—	—	—	—	830	(1,237)	(407)
Issuance of common stock	15,455	155	195,353	—	—	—	195,508
Share-based compensation, net of cancellations	(78)	—	2,229	—	—	—	2,229
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,876)	—	—	—	(5,876)
Trailing distribution fees	—	—	3,031	12,094	—	(60,696)	(45,571)
Redemptions of common stock	(33,009)	(331)	(420,804)	—	—	—	(421,135)
Issuances of OP Units for DST Interests	—	—	—	—	—	786,497	786,497
Distributions declared (excludes $4,978 attributable to redeemable noncontrolling interests)	—	—	—	(165,706)	—	(20,658)	(186,364)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,013)	—	—	—	(1,013)
Reallocation of stockholders' equity and noncontrolling interests	—	—	326,966	—	(7,773)	(319,193)	—
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Operating activities:
Net loss	$(130,345)	$(210,223)	$(312,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	291,872	294,111	265,970
Amortization of deferred financing costs	13,742	10,900	7,863
(Decrease) increase in financing obligation liability appreciation	(6,664)	(12,303)	26,568
Equity in (income) loss from unconsolidated joint venture partnerships	(5,228)	118	97
Loss on changes in fair value of interest rate caps	15,302	13,677	(25,175)
Amortization of interest rate cap premiums	12,645	2,680	—
Unrealized gain on financing obligations	(194)	(179)	—
Paid-in-kind interest on borrowings	4,408	500	—
Paid-in-kind interest on investments in real estate debt and securities	(7,237)	(326)	—
Origination fee income from debt-related investments	(4,621)	(1,758)	—
Performance participation allocation	—	—	140,505
Straight-line rent and amortization of above- and below-market leases	(32,693)	(36,403)	(34,448)
Gain on extinguishment of financing obligations	(31,250)	—	—
Net gain on sale of real estate property	(56,923)	—	—
Forfeited investment deposit	—	7,689	245
Other	2,974	2,971	2,205
Changes in operating assets and liabilities
Other assets, accounts payable and accrued liabilities and other liabilities	284	8,384	30,658
Cash settlement of accrued performance participation allocation	—	(77,838)	—
Net cash provided by operating activities	66,072	2,000	101,573
Investing activities:
Real estate acquisitions	(359,526)	(109,505)	(1,549,477)
Incremental investment to acquire joint venture partnership portfolio	—	—	(259,526)
Proceeds from disposition of real estate properties	238,698	—	—
Capital expenditures	(120,472)	(220,790)	(199,238)
Investments in debt-related investments	(275,628)	(128,797)	—
Investments in unconsolidated joint venture partnerships	(159)	(961)	(9,022)
Distributions from joint venture partnerships	2,372	—	—
Purchases of available-for-sale debt securities	(94,437)	—	(59,650)
Collection of principal on available-for-sale debt securities	12,513	5,094	—
Collection of principal on debt-related investments	23,326	—	—
Origination fees received on debt-related investments	4,621	1,758
Other	(71)	688	129
Net cash used in investing activities	(568,763)	(452,513)	(2,076,784)
Financing activities:
Proceeds from line of credit	1,130,000	855,000	1,125,000
Repayments of line of credit	(1,127,000)	(375,000)	(1,035,000)
Proceeds from term loan	—	—	135,000
Net proceeds from (repayments of) secured funding agreement	62,332	42,298	—
Proceeds from mortgage note	799,851	107,527	367,830
Repayments of mortgage note	(38,000)	—	—
Debt issuance costs paid	(19,290)	(3,279)	(18,000)
Interest rate cap premiums	(7,205)	(36,180)	(2,963)
Proceeds from issuance of common stock, net	106,224	193,563	937,777
Proceeds from financing obligations, net	141,578	356,571	672,045
Offering costs paid in connection with issuance of common stock and private placements	(5,714)	(6,335)	(5,464)
Cash payout of DST Interests	(1,550)	—	—
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(85,416)	(68,232)	(57,872)
Distribution fees paid to affiliates	(15,629)	(24,768)	(26,495)
Redemptions of common stock	(421,135)	(652,754)	(213,444)
Redemptions of redeemable noncontrolling interests	(2,500)	(2,979)	(40,915)
Net cash provided by financing activities	516,546	385,432	1,837,499
Net increase (decrease) in cash, cash equivalents and restricted cash	13,855	(65,081)	(137,712)
Cash, cash equivalents and restricted cash, at beginning of period	14,942	80,023	217,735
Cash, cash equivalents and restricted cash, at end of period	$28,797	$14,942	$80,023

See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Ares Industrial Real Estate Income Trust Inc. is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company”, “we”, “our”, “us” and “AIREIT” refers to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by Ares Commercial Real Estate Management LLC (the “Advisor”) and consider Ares real estate to be our sponsor (the “Sponsor”).

AIREIT was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2024, we owned and managed a real estate portfolio that included 255 industrial buildings. AIREIT operates as one reportable segment comprised of industrial real estate.

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

If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2024 or 2023 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.

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

Investments in Unconsolidated Joint Venture Partnerships

We hold investments in unconsolidated joint venture partnerships that are accounted for under the equity method of accounting, as we have determined that we have the ability to exercise significant influence but do not have control over the joint venture partnerships. Our investments in unconsolidated joint venture partnerships are initially recorded at cost (including direct acquisition costs) and subsequently adjusted to reflect our proportionate share of equity in the joint venture’s net income (loss), distributions received, contributions made and certain other adjustments made, as appropriate, which is included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets. The proportionate share of ongoing income or loss of the unconsolidated joint venture partnerships is recognized in equity in income (loss) of unconsolidated joint venture partnerships on the consolidated statements of operations. The outside basis portion of our unconsolidated joint venture partnerships is amortized over the anticipated useful lives of the joint ventures’ tangible and intangible assets acquired and liabilities assumed.

When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2024, 2023 or 2022.

We may earn performance-based incentive fees based on a joint venture’s cumulative returns over a certain time period for which we receive a carried interest. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents and interest rates. When the criteria have been met for recognition at the joint venture partnership, carried interests are recognized as additional equity in income from unconsolidated joint venture partnerships on the consolidated statements of operations. During the year ended December 31, 2024, we recognized $4.5 million of performance-based incentive fees from our investments in unconsolidated joint venture partnerships. We did not recognize any incentive fees during the years ended December 31, 2023 or 2022. See “Note 4” for additional information regarding our investments in unconsolidated joint venture partnerships.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk.

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts and utility deposits.

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

For derivative instruments that are not designated and do not qualify as hedges, we present changes in the fair value as a component of gain (loss) on derivative instruments on the consolidated statements of operations. We do not use derivative instruments for trading or speculative purposes.

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

As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2024, 2023 or 2022.

Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) when management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2024 or 2023.

DST Program

We have a program to raise capital through private placement offerings by selling beneficial interests (the “DST Interests”) in specific Delaware statutory trusts (each, a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). Under the DST Program, each private placement offers interests in one or more real properties placed into one or more DSTs by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are leased-back by a wholly owned subsidiary of the Operating Partnership on a long-term basis. These master lease agreements are fully guaranteed by the Operating Partnership. Additionally, the Operating Partnership retains a fair market value purchase option giving it the right, but not the obligation, to acquire the interests in the DSTs from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash. This results in a failed sale and leaseback transaction for accounting purposes. Therefore, we record DST Interests as financing obligation liabilities and the associated property and its operations remain fully consolidated. If we exercise our option to reacquire a DST Property by settling in cash or issuing OP units in exchange for DST Interests, we extinguish the financing obligation liability and record the settlement of cash or the issuance of the OP Units as an issuance of equity.

Rental payments made to the DSTs pursuant to the master lease agreements are accounted for as interest expense related to the financing obligation liability. For DST Program offerings for which the fair value option has not been elected, increases in the fair value of the repurchase option are recognized as interest expense ratably through the estimated period in which the repurchase option is expected to be exercised, resulting in a corresponding accretion of the financial obligation liability balance. Decreases in fair value of the repurchase option below the initial financing obligation liability balance are not recognized unless the repurchase option is exercised, at which point a gain on extinguishment of debt would be recognized for the difference between the financing obligation liability balance and value of OP Units issued. All upfront costs incurred for services provided by the Advisor and its affiliates related to the DST Program offerings for which the fair value option has not been elected are accounted for as deferred financing costs and are netted against the financing obligation liability.

For DST Program offerings commencing on or after September 1, 2023, we have elected the fair value option for the associated financing obligations and as such, they will be carried at fair value. These liabilities are valued on a recurring basis and any unrealized gains and losses will be recorded in unrealized gain (loss) on financing obligations on our consolidated statements of operations. Costs incurred for services provided by the Advisor and its affiliates related to our DST Program offerings for which the fair value option has been elected are recognized in earnings as incurred.

In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. We include our investments in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. For DST Program offerings commencing on or after September 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2024, 2023 and 2022.

Deferred Financing Costs

Deferred financing costs include: (i) debt issuance costs incurred to obtain long-term financing and cash flow hedges; and (ii) financing costs associated with financing obligations for DST Program offerings for which we have not elected the fair value option. These costs are amortized to interest expense over the expected terms of the related credit facilities or financing obligations. Unamortized deferred financing costs are written off if debt is retired before its expected maturity date.

Accumulated amortization of debt issuance costs was approximately $32.1 million and $20.5 million as of December 31, 2024 and 2023, respectively. Our interest expense for the years ended December 31, 2024, 2023 and 2022 included $10.8 million, $8.6 million and $7.1 million, respectively, of amortization of debt issuance costs.

Accumulated amortization of financing costs associated with financing obligations was approximately $1.4 million and $2.4 million as of December 31, 2024 and 2023, respectively. Our interest expense for the years ended December 31, 2024, 2023 and 2022 included $2.9 million, $2.2 million, and $0.8 million, respectively, of amortization of financing costs and expensed financing costs associated with financing obligations.

Capitalized Interest

We capitalize interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2024, 2023 and 2022, approximately $12.5 million, $20.1 million and $7.3 million of interest was capitalized, respectively.

Distribution Fees

Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. As of the balance sheet date, we accrue for: (i) the monthly amount payable and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees for Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares are reflected in additional paid-in capital in stockholders’ equity and the accrued distribution fees for OP Units are reflected in noncontrolling interests. See “Note 12” for additional information regarding when distribution fees become payable.

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

Transactions that change our ownership interest in the Operating Partnership are accounted for as equity transactions if we retain our controlling financial interest in the Operating Partnership. Therefore, we adjust the net equity balances in the Operating Partnership to reflect the changes in ownership of the Operating Partnership between us and the other limited partners. These adjustments are based on the respective ownership at the end of each period and are reflected as a reallocation between additional paid-in capital and accumulated other comprehensive income within stockholders’ equity and noncontrolling interests within our equity section on our consolidated balance sheets and our consolidated statements of equity.

Noncontrolling interests also represent the portion of equity in Subsidiary REITs, that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as noncontrolling interests within permanent equity. See “Note 15” for additional information regarding the Subsidiary REITs.

Reclassifications

Certain items in our consolidated balance sheets as of December 31, 2023 and our consolidated statements of operations, statements of cash flows and Item 15, “Schedule III – Real Estate and Accumulated Depreciation” for the years ended December 31, 2023 and 2022 have been reclassified to conform to the 2024 presentation.

Redeemable Noncontrolling Interests

The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and BCI IV Advisors Group LLC (the “Former Sponsor”) as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the advisory agreement. The Former Sponsor held, either directly or indirectly, OP Units, and subsequent to the Transaction (as defined in “Note 12”), the Former Sponsor transferred these OP Units to its members or their affiliates. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the Partnership Agreement, the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 10” for additional information regarding redeemable noncontrolling interests.

Revenue Recognition

When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable we recognize revenue when the payment has been received. If the collectability is determined to be probable we record rental revenue on a straight-line basis over the lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with FASB ASC Topic 842, Leases. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of each of December 31, 2024 and December 31, 2023, we had a $1.6 million allowance for doubtful accounts. These amounts are included in our other assets on the consolidated balance sheets.

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

Income Taxes

As a REIT, we generally are not subject to U.S. federal income taxes on net income we distribute to stockholders. We intend to make timely distributions sufficient to satisfy the annual distribution requirements. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and U.S. federal income and excise taxes on our undistributed income or from the operations of our taxable REIT subsidiary.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. We believe this risk is mitigated by investing our cash with high-credit quality financial institutions.

As our revenues predominantly consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2024, no customers represented more than 10.0% of our total annualized base rent of our properties.

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

Recently Adopted Accounting Standards

Effective November 27, 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosure requirements to segment reporting. ASU No. 2023-07 will improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to develop more useful financial analysis and includes the following changes: (i) single segment entities must follow segment guidance, (ii) must name the title and position of the chief operating decision maker and (iii) the ability to elect more than one performance measure. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. ASU No. 2023-07 is effective beginning in annual periods after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this standard as of the annual reporting period beginning January 1, 2024. See “Note 17” for more information.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statements of operations. ASU No. 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of December 31, 2024 and 2023, our consolidated investment in real estate properties consisted of 255 and 256 industrial buildings, respectively. Additionally, investment in real estate properties included one building in the pre-construction phase as of December 31, 2024 and two buildings that were either under construction or in the pre-construction phase as of December 31, 2023.

	As of December 31,
(in thousands)	2024	2023
Land	$1,346,285	$1,300,059
Building and improvements (1)	5,822,340	5,486,636
Intangible lease assets	535,210	498,053
Construction in progress	56,747	219,659
Investment in real estate properties	7,760,582	7,504,407
Less accumulated depreciation and amortization	(1,020,764)	(750,429)
Net investment in real estate properties	$6,739,818	$6,753,978
(1)	Includes site improvements.

Acquisitions

During the years ended December 31, 2024 and 2023, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2024 Acquisitions:
Plainfield Distribution Center I&II	4/8/2024	2	$78,087
Baymeadow Commerce Center	5/9/2024	1	18,051
Nashville Logistics Center	6/27/2024	1	52,811
Miami Midway Park	10/1/2024	4	144,831
Coffee Creek Logistics Center	12/16/2024	1	21,252
Taunton Distribution Center	12/20/2024	1	44,404
Total Acquisitions		10	$359,436

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2023 Acquisitions:
Bayport 146 Distribution Center	2/21/2023	1	$49,606
Runway Distribution Center I & II	7/12/2023	2	56,992
Brittmoore Industrial Center	8/16/2023	1	22,288
Total Acquisitions		4	$128,886
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 and 2023 acquisitions.

During the years ended December 31, 2024 and 2023, we allocated the purchase price of our acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Land	$76,011	$15,835
Building and improvements (1)	263,587	113,051
Intangible lease assets	24,983	—
Above-market lease assets	460	—
Below-market lease liabilities	(5,605)	—
Total purchase price (2)	$359,436	$128,886
(1)	Includes site improvements.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2024 and 2023 acquisitions.

Intangible and above-market lease assets are amortized over the remaining lease term. Below-market lease liabilities are amortized over the remaining lease term, plus any below-market, fixed-rate renewal option periods. The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the year ended December 31, 2024, as of the respective date of each acquisition, was 3.1 years. There were no intangible lease assets or liabilities acquired in connection with our acquisitions during the year ended December 31, 2023.

Dispositions

During the year ended December 31, 2024, we sold 12 industrial buildings for aggregate net proceeds of approximately $238.7 million. We recorded a net gain on sale of approximately $56.9 million. We did not sell any buildings during the years ended December 31, 2023 or 2022.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of December 31, 2024 and 2023 included the following:

	As of December 31, 2024			As of December 31, 2023
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$522,421	$(307,499)	$214,922	$485,184	$(243,878)	$241,306
Above-market lease assets (1)	12,789	(7,353)	5,436	12,869	(5,916)	6,953
Below-market lease liabilities	(134,362)	72,955	(61,407)	(129,823)	54,682	(75,141)
(1)	Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2024, for the next five years and thereafter:

	Estimated Net Amortization
	Intangible	Above-Market	Below-Market
(in thousands)	Lease Assets	Lease Assets	Lease Liabilities
Year 1	$58,130	$1,573	$(14,866)
Year 2	42,997	1,307	(10,791)
Year 3	31,412	847	(8,441)
Year 4	22,417	522	(6,037)
Year 5	16,213	434	(4,887)
Thereafter	43,753	753	(16,385)
Total	$214,922	$5,436	$(61,407)

Future Minimum Rent

Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2024 were as follows for the next five years and thereafter:

As of
(in thousands)	December 31, 2024
Year 1	$366,113
Year 2	326,851
Year 3	276,410
Year 4	219,315
Year 5	161,252
Thereafter	388,341
Total	$1,738,282

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

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$15,583	$16,190	$16,682
Above-market lease amortization	(1,676)	(2,044)	(2,034)
Below-market lease amortization	18,786	22,257	19,800
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$221,556	$208,991	$181,214
Intangible lease asset amortization	70,316	85,120	84,756

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

In February 2022, we and our joint venture partners formed the Build-To-Core Industrial Partnership II Tranche B LP (the “BTC II B Partnership”) for purposes of investing in industrial properties located in certain major U.S. distribution markets. Upon formation, we owned a combined 8.0% interest in the BTC II B Partnership as general partner and as a limited partner.

In June 2024, we formed a new joint venture partnership, Ares QR Industrial Partnership III LP (the “QR III Partnership”) as a limited partner, and upon formation, we owned an 8.0% interest in the partnership. The QR III Partnership was formed to acquire or develop industrial-type properties in the United States.

The following table summarizes our investments in unconsolidated joint venture partnerships:

	As of				Investments in Unconsolidated
	December 31, 2024		December 31, 2023		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	December 31,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2024	2023
BTC II B Partnership	8.0%	1	8.0%	2	$23,433	$20,511
QR III Partnership	8.0%	—	n/a	n/a	93	n/a
Total JV Partnerships		1		2	$23,526	$20,511
(1)	Represents acquired or completed buildings. As of both December 31, 2024 and 2023, the BTC II B Partnership also owned three industrial buildings that were either under construction or in the pre-construction phase.

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of December 31, 2024:

($ in thousands)				As of December 31, 2024
Loan Type	Property Type	Location	Origination Date	Total Current Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	Jul 2023	$60,860	$59,736	$59,736	8.18%	Aug 2025
Senior	Industrial	NY	Aug 2023	113,910	103,418	103,418	7.83	Sep 2026
Senior	Industrial	TX	Jan 2024	36,404	27,975	27,975	9.08	Feb 2027
Senior	Industrial	NC	Apr 2024	38,350	37,000	37,000	7.50	Apr 2027
Senior	Industrial	VA	Aug 2024	113,076	43,526	43,526	9.83	Sep 2028
Senior	Industrial	TX	Sep 2024	115,100	71,947	71,947	8.13	Oct 2026
Senior	Industrial	NJ	Nov 2024	135,827	45,060	45,060	8.18	Nov 2027
			Total / weighted-average	$613,527	$388,662	$388,662	8.26%
(1)	The weighted-average remaining term of our debt-related investments was approximately 2.0 years as of December 31, 2024.

The following table summarizes our debt-related investments as of December 31, 2023:

($ in thousands)				As of December 31, 2023
Loan Type	Property Type	Location	Origination Date	Total Current Commitment	Outstanding Principal	Fair Value	Interest Rate	Maturity Date (1)
Senior	Industrial	TX	Jul 2023	$60,860	$29,700	$29,700	9.21%	Aug 2025
Senior	Industrial	NY	Aug 2023	113,910	99,423	99,423	8.86	Sep 2026
			Total / weighted-average	$174,770	$129,123	$129,123	8.94%
(1)	The weighted-average remaining term of our debt-related investments was approximately 2.5 years as of December 31, 2023.

During the year ended December 31, 2024, we received $23.3 million of principal repayments on one senior loan debt-related investment. There were no principal repayments during the year ended December 31, 2023.

Available-for-Sale Debt Securities

As of December 31, 2024 and 2023, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.5 years and 3.2 years as of December 31, 2024 and 2023, respectively. There were no credit losses associated with our available-for-sale debt securities as of December 31, 2024 or 2023.

The following table summarizes our investments in available-for-sale debt securities as of December 31, 2024 and 2023:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2024	$139,488	$137,757	$1,731	$1,655	$139,412
As of December 31, 2023	$57,326	$55,186	$2,140	$446	$55,632
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	December 31,	December 31,		December 31,	December 31,
($ in thousands)	2024	2023	Maturity Date	2024	2023
Line of credit (1)	5.36%	6.20%	March 2025	$573,000	$570,000
Term loan (2)	3.85	3.35	March 2027	550,000	550,000
Term loan (3)	3.62	3.42	May 2026	600,000	600,000
Fixed-rate mortgage notes (4)	4.02	3.58	July 2025 - January 2029	1,162,720	996,720
Floating-rate mortgage notes (5)	5.29	4.48	July 2025 - October 2026	1,326,722	725,605
Total principal amount / weighted-average (6)	4.52%	4.17%		$4,212,442	$3,442,325
Less unamortized debt issuance costs				(29,040)	(21,359)
Add unamortized mark-to-market adjustment on assumed debt				78	215
Total debt, net				$4,183,480	$3,421,181
Gross book value of properties encumbered by debt				$3,868,817	$2,596,052
(1)	The effective interest rate is calculated based on either: (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of December 31, 2024, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $427.0 million.
(2)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of December 31, 2024, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on Term SOFR plus a 11.448 basis point adjustment plus a margin ranging from 1.35% to 2.20%; or (ii) an alternative base rate plus a margin ranging from 0.35% to 1.20%, depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of December 31, 2024, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. As of December 31, 2024, borrowings under the $222.3 million mortgage note amounted to $204.0 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.

(5)	Comprised of a $209.3 million mortgage note, a $408.0 million mortgage note, a $129.1 million mortgage note, and a $590.0 million mortgage note. As of December 31, 2024, borrowings under the $129.1 million mortgage note amounted to $119.5 million. The effective interest rate of the $209.3 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.50%, including the effects of interest rate cap agreements. The effective interest rate of the $408.0 million mortgage note is calculated based on Adjusted Term SOFR plus a margin of 1.65%, including the effects of an interest rate cap agreement. The effective interest rate of the $129.1 million mortgage note is calculated based on Term SOFR plus a margin of 3.30%, including the effects of interest rate cap agreements. The effective interest rate of the $590.0 million mortgage note is calculated based on Term SOFR plus a margin of 2.33%, including the effects of an interest rate cap agreement.
(6)	The weighted-average remaining term of our consolidated debt was approximately 1.6 years as of December 31, 2024, excluding any extension options on the line of credit and certain of our mortgage notes.

For the years ended December 31, 2024, 2023 and 2022, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $203.0 million, $144.7 million and $82.2 million, respectively, including $13.7 million and $2.7 million related to the amortization of our interest rate cap premiums for the years ended December 31, 2024 and 2023, respectively. No amounts were related to the amortization of our interest rate cap premiums for the year ended December 31, 2022. For the years ended December 31, 2024, 2023, and 2022, the amount of interest capitalized was $12.5 million, $20.1 million, and $7.3 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of December 31, 2024, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans	Mortgage Notes (2)	Total
2025	$573,000	$—	$577,080	$1,150,080
2026	—	600,000	1,117,472	1,717,472
2027	—	550,000	333,750	883,750
2028	—	—	—	—
2029	—	—	461,140	461,140
Thereafter	—	—	—	—
Total principal payments	$573,000	$1,150,000	$2,489,442	$4,212,442
(1)	The line of credit matures in March 2025 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(2)	With respect to our mortgage notes, the term of our $209.3 million mortgage note that matures in July 2025 and the term of our $408.0 million mortgage note that matures in January 2026 may each be extended pursuant to a one-year extension option, subject to certain conditions. Our $367.8 million mortgage note that matures in July 2025 and our $129.1 million mortgage note that matures in October 2026 may each be extended pursuant to two one-year extension options, subject to certain conditions. Our $590.0 million mortgage note that matures in July 2026 may be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of December 31, 2024.

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

As of December 31, 2024, we had $104.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $139.4 million. As of December 31, 2023, we had $42.3 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $55.6 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.75% to 1.15%. For the years ended December 31, 2024 and 2023, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $4.9 million and $1.4 million, respectively. These amounts are recorded as a component of interest expense on the consolidated statements of operations.

Derivative Instruments

To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Certain of our variable rate borrowings are not hedged; therefore, to an extent, we have ongoing exposure to interest rate movements.

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

During the next 12 months, we estimate that approximately $17.4 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets as of December 31, 2024 and 2023:

	Number of	Current Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$38,517
Interest rate caps not designated as cash flow hedges	4	537,110	Derivative instruments	9,796
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	21,426
Total derivative instruments	26	$3,004,190		$69,739
As of December 31, 2023
Interest rate swaps designated as cash flow hedges	11	$1,142,830	Derivative instruments	$41,091
Interest rate caps not designated as cash flow hedges	4	707,110	Derivative instruments	14,887
Interest rate caps designated as cash flow hedges	8	475,000	Derivative instruments	27,553
Total derivative instruments	23	$2,324,940		$83,531

The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Derivative Instruments Designated as Cash Flow Hedges
Gain recognized in AOCI	$36,713	$9,000	$73,592
Amount reclassified from AOCI as a decrease into interest expense	(38,329)	(44,625)	(5,251)
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	(259,302)	(190,382)	(150,824)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized (loss) gain on derivative instruments recognized in other income (expenses) (1)	$(15,302)	$(13,677)	$25,176
Realized gain on derivative instruments recognized in other income (expenses) (2)	17,590	18,801	3,452

(1)	Unrealized (loss) gain on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

7. DST PROGRAM

The following table summarizes our DST Program Loans as of December 31, 2024 and 2023:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of December 31, 2024
DST Program Loans, carried at cost	$89,223	$	N/A	$89,223	5.86%	8.17
DST Program Loans, carried at fair value	13,892		—	13,892	6.72	9.29
Total	$103,115		$—	$103,115	5.98%	8.32
As of December 31, 2023
DST Program Loans, carried at cost	$200,276	$	N/A	$200,276	4.98%	7.42
DST Program Loans, carried at fair value	2,439		—	2,439	6.27	10.00
Total	$202,715	$	N/A	$202,715	5.00%	7.45
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of December 31, 2024 and 2023:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Gain, Net (3)		Book Value
As of December 31, 2024
Financing obligations, carried at cost	$636,450	$(590)	$—	$	N/A	$635,860
Financing obligations, carried at fair value	240,355	N/A	N/A		(373)	239,982
Total	$876,805	$(590)	$—		$(373)	$875,842
As of December 31, 2023
Financing obligations, carried at cost	$1,559,200	$(1,975)	$14,264	$	N/A	$1,571,489
Financing obligations, carried at fair value	87,324	N/A	N/A		(179)	87,145
Total	$1,646,524	$(1,975)	$14,264		$(179)	$1,658,634
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the years ended December 31, 2024, 2023, and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
DST Interests sold	$156,382	$416,507	$768,639
DST Interests financed by DST Program Loans	11,453	52,542	84,798
Unrealized gain on financing obligations	194	—	—
Income earned from DST Program Loans (1)	7,818	8,884	4,811
Gain on extinguishment of financing obligations	31,250	—	—
(Decrease) increase in financing obligation liability appreciation (2)	(6,664)	(12,303)	26,568
Rent obligation incurred under master lease agreements (2)	56,235	67,324	41,702
(1)	Included in other income and expenses on the consolidated statements of operations.
(2)	Included in interest expense on the consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), cash, or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. During the year ended December 31, 2024, 61.6 million OP Units were issued in exchange for DST Interests for a net investment of $786.5 million in accordance with our UPREIT structure. In addition, we paid $1.6 million in cash in exchange for DST Interests during the year ended December 31, 2024. There were no OP Units issued in exchange for DST Interests and no cash paid in exchange for DST Interests during the years ended December 31, 2023 or 2022. Refer to “Note 12” for detail relating to the fees paid to the Advisor, Ares Wealth Management Solutions, LLC (the “Dealer Manager”) and their affiliates for raising capital through the DST Program.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of December 31, 2024
Assets
Derivative instruments	$—	$69,739	$—	$69,739
Available-for-sale debt securities	—	139,412	—	139,412
Debt-related investments	—	—	388,662	388,662
DST Program Loans	—	—	13,892	13,892
Total assets measured at fair value	$—	$209,151	$402,554	$611,705
Liabilities
Financing obligations	$—	$—	$239,982	$239,982
Total liabilities measured at fair value	$—	$—	$239,982	$239,982
As of December 31, 2023
Assets
Derivative instruments	$—	$83,531	$—	$83,531
Available-for-sale debt securities	—	55,632	—	55,632
Debt-related investments	—	—	129,123	129,123
DST Program Loans	—	—	2,439	2,439
Total assets measured at fair value	$—	$139,163	$131,562	$270,725
Liabilities
Financing obligations	$—	$—	$87,145	$87,145
Total liabilities measured at fair value	$—	$—	$87,145	$87,145

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2022	$—	$—	$—
Purchases and contributions	2,439	128,797	131,236
Paid-in-kind interest	—	326	326
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	11,453	275,628	287,081
Repayments	—	(23,326)	(23,326)
Unrealized loss on financial assets	—	—	—
Paid-in-kind interest	—	7,237	7,237
Balance as of December 31, 2024	$13,892	$388,662	$402,554

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2022	$—
DST Interests sold, net of upfront fees	87,324
Unrealized gain on financing obligations	(179)
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	153,031
Unrealized gain on financing obligations	(194)
Balance as of December 31, 2024	$239,982

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$388,662	Yield Method	Market Yield	Decrease
DST Program Loans	13,892	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$239,982	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

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

Financial Assets and Liabilities Not Measured At Fair Value

As of December 31, 2024 and 2023, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2024		As of December 31, 2023
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$89,223	$88,973	$200,276	$196,715
Liabilities:
Line of credit	3	$573,000	$573,000	$570,000	$570,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,489,442	2,419,471	1,722,325	1,647,660
Secured financings on investments in real estate debt securities	3	104,630	104,630	42,298	42,298
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.

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

The Class T-R shares, Class D-R shares, Class I-R shares, Class S-PR shares, Class D-PR shares, and Class I-PR shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T-R shares, Class D-R shares, Class S-PR shares, and Class D-PR shares will be lower than the per share amount of distributions paid on Class I-R shares and Class I-PR shares because of the distribution fees payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares sold in our securities offerings.

Pursuant to our securities offerings, we have offered and continue to offer shares of our common stock at the “transaction price,” plus applicable selling commissions and dealer manager fees. The “transaction price” generally is equal to the net asset value (“NAV”) per share of our common stock most recently disclosed. Our NAV per share is calculated as of the last calendar day of each month for each of our outstanding classes of stock, and will be available generally within 15 calendar days after the end of the applicable month. Shares issued pursuant to our DRIP are offered at the transaction price, as indicated above, in effect on the distribution date. We may update a previously disclosed transaction price in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed monthly NAV per share.

During the year ended December 31, 2024, we raised gross proceeds of approximately $195.5 million from the sale of approximately 15.2 million shares of our common stock in our securities offerings, including proceeds from our DRIP of approximately $88.1 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of December 31, 2024 and 2023:

	As of December 31,
	2024		2023
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	92,626	1,200,000	162,838
Class D-R, $0.01 par value per share	75,000	18,850	75,000	20,410
Class I-R, $0.01 par value per share	200,000	154,731	225,000	105,358
Class S-PR, $0.01 par value per share	425,000	3,451	—	—
Class D-PR, $0.01 par value per share	175,000	—	—	—
Class I-PR, $0.01 par value per share	425,000	1,316	—	—

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares (1)	Shares	Shares	Shares	Shares
Balance as of December 31, 2021 (2)	206,129	13,649	37,391	—	—	—	257,169
Issuance of common stock:
Primary shares	40,034	7,308	18,636	—	—	—	65,978
DRIP	4,002	355	981	—	—	—	5,338
Stock grants, net of cancellations	—	—	193	—	—	—	193
Redemptions	(9,120)	(735)	(4,254)	—	—	—	(14,109)
Conversions	(13,780)	—	13,780	—	—	—	—
Forfeitures	—	—	(25)	—	—	—	(25)
Balance as of December 31, 2022 (2)	227,265	20,577	66,702	—	—	—	314,544
Issuance of common stock:
Primary shares	7,990	1,813	3,259	—	—	—	13,062
DRIP	3,725	445	1,700	—	—	—	5,870
Stock grants, net of cancellations	—	—	197	—	—	—	197
Redemptions	(29,182)	(2,425)	(13,437)	—	—	—	(45,044)
Conversions	(46,960)	—	46,960	—	—	—	—
Forfeitures	—	—	(23)	—	—	—	(23)
Balance as of December 31, 2023 (2)	162,838	20,410	105,358	—	—	—	288,606
Issuance of common stock:
Primary shares	1,791	509	1,280	3,446	—	1,313	8,339
DRIP	2,771	490	3,627	5	—	3	6,896
Stock grants, net of cancellations	—	—	166	—	—	—	166
Redemptions	(15,355)	(2,281)	(15,373)	—	—	—	(33,009)
Conversions	(59,419)	(278)	59,697	—	—	—	—
Forfeitures	—	—	(24)	—	—	—	(24)
Balance as of December 31, 2024 (3)	92,626	18,850	154,731	3,451	—	1,316	270,974
(1)	Includes 20,000 Class I-R shares sold to the Advisor in November 2014. See “Note 15” for additional information.
(2)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(3)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions. The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2024
December 31	$0.15000	$16,457	$9,505	$21,490	$2,606	$50,058
September 30	0.15000	16,045	7,565	21,772	2,810	48,192
June 30	0.15000	16,430	6,331	22,114	3,082	47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.60000	$65,752	$25,636	$87,860	$12,094	$191,342
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
Total	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
2022
December 31	$0.13625	$14,963	$618	$20,522	$7,372	$43,475
September 30	0.13625	14,593	618	19,942	7,304	42,457
June 30	0.13625	13,674	618	18,953	6,852	40,097
March 31	0.13625	13,043	639	18,158	5,656	37,496
	$0.54500	$56,273	$2,493	$77,575	$27,184	$163,525
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T-R share, per Class D-R share, per Class I-R share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 12” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2024, 2023 and 2022. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Number of shares redeemed	33,009	45,044	14,109
Aggregate dollar amount of shares redeemed	$421,135	$652,754	$213,444
Average redemption price per share	$12.76	$14.49	$15.13

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

The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$114,310	8,346	$69,553	4,532
Settlement of prior year performance participation allocation (1)	—	—	62,667	4,106
Distributions to redeemable noncontrolling interests	(4,978)	—	(4,850)	—
Redemptions of redeemable noncontrolling interests	(1,500)	(119)	(3,979)	(292)
Net loss attributable to redeemable noncontrolling interests	(3,353)	—	(5,587)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	—	—	(966)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (2)	1,013	—	(2,528)	—
Ending balance	$105,492	8,227	$114,310	8,346
(1)	The performance hurdle was not met for the years ended December 31, 2024 and 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in 4.1 million Class I-R OP Units in January 2023 to the holder of a separate series of partnership interests in the Operating Partnership with special distribution rights (the “Special Units”), AIREIT Incentive Fee LP (the “Special Unit Holder”).
(2)	Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value as of December 31, 2024.

11. INCOME TAXES

We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2024, 2023 and 2022. We had a net deferred tax asset of approximately $0.9 million as of December 31, 2024, which was offset by a full valuation allowance, and a net deferred tax asset of approximately $0.3 million as of December 31, 2023. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2021.

Distributions

Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. For taxable years beginning before January 1, 2026, all distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of our 2024, 2023 and 2022 distributions were:

	For the Year Ended December 31,
(unaudited)	2024	2023	2022
Ordinary income	—%	—%	—%
Non-taxable return of capital	100.0	100.0	100.0
Long-term capital gain	—	—	—
Total distribution	100.0%	100.0%	100.0%

The taxability of distributions remained unchanged in 2024 as compared to 2023, due to an increase in interest expense, which was partially offset by an increase in income from our investments in real estate debt and securities.

12. RELATED PARTY TRANSACTIONS

We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024 (the “Advisory Agreement”), by and among us, the Operating Partnership and the Advisor. The current term of the Advisory Agreement ends April 30, 2025, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the securities offerings pursuant to the terms of that certain Amended and Restated Dealer Manager Agreement, dated as of December 1, 2024 (the “Dealer Manager Agreement”), by and among us, the Advisor and the Dealer Manager. On July 1, 2021, Ares Management Corporation (“Ares”) closed on the acquisition of Black Creek Group’s U.S. real estate investment advisory and distribution business, including our former advisor, BCI IV Advisors LLC (the “Former Advisor”) (the “Transaction”). On the same date, our Former Advisor assigned the then-current advisory agreement to Ares Commercial Real Estate Management (the “New Advisor”). Ares did not acquire the Former Sponsor, and we now consider Ares real estate (“AREG”) to be our sponsor. Prior to the Transaction, the Former Sponsor, which owned the Former Advisor, was directly or indirectly majority owned by the founders of the Former Sponsor and/or their affiliates and the Former Sponsor and the Former Advisor were jointly controlled by founders of the Former Sponsor and/or their respective affiliates. The Advisor, the Sponsor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the securities offerings and for the investment and management of our assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, and the eleventh amended and restated limited partnership agreement of the Operating Partnership. As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units, which may be or were held directly or indirectly by the Advisor, our Former Sponsor, members or affiliates or our Former Sponsor, and third parties.

Selling Commissions, Dealer Manager Fees and Distribution Fees (Class T-R, Class D-R and Class I-R Shares). We closed our third primary public offering effective July 2, 2024, pursuant to which we had offered Class T-R shares, Class D-R shares and Class I-R shares. The Dealer Manager was entitled to receive upfront selling commissions and dealer manager fees with respect to Class T-R shares sold in the primary portion of our offering. The upfront selling commissions and dealer manager fees were calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees were retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class T-R shares and Class D-R shares sold in our securities offerings. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to broker dealers whose clients own Class T-R shares and/or Class D-R shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class T-R	Class D-R	Class I-R
Selling commissions (as % of offering price)	up to 2.0%	—%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%	0.25%	—%

We will cease paying the distribution fees with respect to individual Class T-R shares and Class D-R shares when they are no longer outstanding, including as a result of conversion to Class I-R shares. Each Class T-R share or Class D-R share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I-R shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the DRIP or received as stock dividends) equals or exceeds 8.5% (or a lower limit, if any, set forth in an agreement between the Dealer Manager and the participating broker dealer that sold the shares) of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in the primary portion of the applicable offering. In addition, after termination of a primary offering registered under the Securities Act, each Class T-R or Class D-R share (i) sold in that primary offering, (ii) sold under a distribution reinvestment plan, and (iii) received as a stock dividend, in each case with respect to such Class T-R or Class D-R share sold in such primary offering or distribution reinvestment plan, shall automatically and without any action on the part of the holder thereof convert into a number of Class I-R shares at the applicable conversion rate, at the end of the month in which we, with the assistance of the Dealer Manager, determine that all underwriting compensation paid or incurred with respect to such primary offering from all sources, determined pursuant to applicable rules and guidance, would be in excess of 10% of the aggregate purchase price of all shares sold for our account through that primary offering.

Selling Commissions, Dealer Manager Fees and Distribution Fees (Class S-PR, Class D-PR and Class I-PR Shares). On August 2, 2024, we initiated the Private Offering of Class S-PR shares, Class D-PR shares and Class I-PR shares. The Dealer Manager is entitled to receive upfront selling commissions and dealer manager fees with respect to Class S-PR shares sold in the primary portion of our Private Offering and upfront selling commissions with respect to Class D-PR shares sold in the primary portion of our Private Offering. The upfront selling commissions and dealer manager fees are calculated as a percentage of the offering price at the time of purchase of such shares. All or a portion of the upfront selling commissions and dealer manager fees will be retained by, or reallowed to, participating broker dealers. In addition, the Dealer Manager is entitled to receive ongoing distribution fees based on the NAV of Class S-PR shares and Class D-PR shares sold in our Private Offering. The distribution fees will be payable monthly in arrears and will be paid on a continuous basis from year to year. The Dealer Manager will reallow the distribution fees to participating broker dealers and broker dealers servicing accounts of investors who own Class S-PR shares and/or Class D-PR shares. The following table details the selling commissions, dealer manager fees and distribution fees applicable for each share class.

	Class S-PR	Class D-PR	Class I-PR
Selling commissions (as % of offering price)	up to 2.0%	up to 1.5%	—%
Dealer manager fees (as % of offering price)	up to 2.5%	—%	—%
Distribution fees (as % of NAV per annum)	0.85%	0.25%	—%

We will cease paying the distribution fees with respect to individual Class S-PR and Class D-PR shares when they are no longer outstanding, including as a result of conversion to Class I-PR shares. Each Class S-PR or Class D-PR share held within a stockholder’s account shall automatically and without any action on the part of the holder thereof convert into a number of Class I-PR shares at the applicable conversion rate on the earliest of: (i) a listing of any shares of our common stock on a national securities exchange; (ii) our merger or consolidation with or into another entity in which we are not the surviving entity, or the sale or other disposition of all or substantially all of our assets; and (iii) the end of the month in which the Dealer Manager, in conjunction with our transfer agent, determines that the total upfront selling commissions, upfront dealer manager fees and ongoing distribution fees paid with respect to all shares of such class held by such stockholder within such account (including shares purchased through the DRIP or received as stock dividends) equals or exceeds the limit, if any, set forth in any applicable agreement between the Dealer Manager and the participating broker dealer that sold such shares in the primary portion of an offering, of the aggregate purchase price of all shares of such class held by such stockholder within such account and purchased in the primary portion of such offering.

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

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. We completed the 2024 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2024 is approximately $1.38 per Fund Interest (unaudited), which takes into account a $1.47 per Fund Interest loss carryforward (unaudited) generated in the 2023 calendar year. Realization of the loss carryforward is contingent on future performance. As such, the loss carryforward is not included in the consolidated balance sheet as of December 31, 2024. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount.

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

AIREX will pay certain up-front fees and reimburse certain related expenses to the Dealer Manager with respect to capital raised through the DST Program. AIREX is obligated to pay the Dealer Manager a dealer manager fee of up to 1.5% of gross equity proceeds raised and a commission of up to 5.0% of gross equity proceeds raised through the private placements. In addition, with respect to certain classes of interests (or the corresponding classes of OP Units or shares for which they may be exchanged in certain circumstances) we, the Operating Partnership or AIREX will pay the Dealer Manager ongoing fees in amounts up to 1.0% of the equity investment or NAV thereof per year. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. In addition, pursuant to the dealer manager agreement for the DST Program, we, or our subsidiaries, are obligated to reimburse the Dealer Manager for (a) customary travel, lodging, meals and reasonable entertainment expenses incurred in connection with the private placements; (b) costs and expenses of conducting educational conferences and seminars, attending broker-dealer sponsored conferences, or educational conferences sponsored by AIREX; (c) customary promotional items; and (d) legal fees of the Dealer Manager.

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

DST Manager Fees. AIREX Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each DST holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to AIREX Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, AIREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. For its services, DST Advisor will receive, through the DST Manager, (i) a management fee equal to a stated percentage (e.g., 1.0%) of the gross rents payable to the trust, with such amount to be set on a deal-by-

deal basis, (ii) a loan fee of up to 1.0% for any financing provided by us in connection with the DST Program (in which case a subsidiary of ours would provide the debt financing and earn interest thereon, as discussed further below), (iii) reimbursement of certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (iv) up to 1.0% of the gross equity proceeds as compensation for the development and design of the DST Program and ongoing oversight of the offering and the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption will be paid to DST Manager subject to the terms of the applicable DST Program offering documents.

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

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings, and any related amounts payable:

	For the Year Ended December 31,			Receivable (Payable) as of
(in thousands)	2024	2023	2022	December 31, 2024	December 31, 2023
Selling commissions and dealer manager fees (1)	$1,176	$4,449	$22,815	$—	$—
Ongoing distribution fees (1)(2)	15,469	23,858	27,175	(1,389)	(1,549)
Advisory fee—fixed component	66,048	74,092	67,561	(5,436)	(5,813)
Performance participation allocation (3)	—	—	140,505	—	—
Other expense reimbursements (4)(5)	13,137	12,116	12,452	(3,809)	(2,799)
Property accounting fee (6)	3,497	3,017	2,803	(300)	129
DST Program selling commissions, dealer manager fees and distribution fees (1)	4,027	6,393	8,584	(488)	(852)
Other DST Program related costs (5)	2,569	5,664	9,974	(123)	(215)
Development fees (7)	1,071	1,795	8,460	(25)	(588)
Total	$106,994	$131,384	$300,329	$(11,570)	$(11,687)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $110.1 million and $64.5 million as of December 31, 2024 and 2023, respectively.
(3)	The performance hurdle was not met for the years ended December 31, 2024 and 2023 and no performance participation allocation expense was recognized. The 2022 performance participation allocation in the amount of $140.5 million became payable on December 31, 2022, and the Advisor elected to settle a portion of the amount owed in cash in the amount of $77.8 million, and the remainder in 4.1 million Class I-R OP Units in January 2023.
(4)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(5)	Includes costs reimbursed to the Advisor related to the DST Program.

(6)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.
(7)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our consolidated balance sheets. Amounts also include development acquisition fees relating to the BTC II B Partnership, which are included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $12.2 million, $11.2 million and $11.4 million for the years ended December 31, 2024, 2023 and 2022 respectively, for such compensation expenses reimbursable to the Advisor.

Performance Participation Allocation

The allocation of the performance participation interest is ultimately determined at the end of each calendar year and will be paid in Class I-R OP Units or cash, at the election of the Advisor. The performance hurdle was not achieved as of December 31, 2024 or 2023; therefore no performance participation allocation expense was recognized in our consolidated statements of operations for the years ended December 31, 2024 and 2023. As the performance hurdle was achieved as of December 31, 2022, we recognized approximately $140.5 million of performance participation allocation expense in our consolidated statements of operations for the year ended December 31, 2022.

13. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net loss attributable to common stockholders—basic	$(111,058)	$(204,674)	$(308,079)
Net loss attributable to redeemable noncontrolling interests	(3,353)	(5,587)	(4,874)
Net (loss) income attributable to noncontrolling interests	(15,934)	38	38
Net loss attributable to common stockholders—diluted	$(130,345)	$(210,223)	$(312,915)
Weighted-average shares outstanding—basic	276,152	303,660	295,683
Incremental weighted-average shares outstanding—diluted	42,704	8,461	4,533
Weighted-average shares outstanding—diluted	318,856	312,121	300,216
Net loss per share attributable to common stockholders:
Basic	$(0.40)	$(0.67)	$(1.04)
Diluted	$(0.40)	$(0.67)	$(1.04)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash activities:
Interest paid related to consolidated indebtedness, net of capitalized interest	$167,668	$118,575	$70,667
Interest paid related to DST Program	64,979	62,507	32,157
Interest paid related to secured financings	4,661	1,126	—
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	88,108	85,224	76,434
Increase in DST Program Loans receivable through DST Program capital raising	11,453	52,542	83,630
Issuances of OP Units for DST Interests	786,497	—	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	62,667	81,185
Non-cash redemption of minority ownership interest in unconsolidated joint venture partnership	—	—	91,028
Increase (decrease) in accrued future ongoing distribution fees	45,571	(27,628)	6,726
(Decrease) increase in accrued capital expenditures	(25,474)	(33,214)	58,902
Non-cash selling commissions and dealer manager fees	1,176	4,449	22,815

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Beginning of period:
Cash and cash equivalents	$14,322	$79,524	$216,848
Restricted cash	620	499	887
Cash, cash equivalents and restricted cash	$14,942	$80,023	$217,735
End of period:
Cash and cash equivalents	$25,148	$14,322	$79,524
Restricted cash	3,649	620	499
Cash, cash equivalents and restricted cash	$28,797	$14,942	$80,023

15. NONCONTROLLING INTERESTS

OP Units

As of December 31, 2024, the Operating Partnership had issued OP Units to third-party investors, representing 18.1% of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). No OP Units had been issued to third-party investors as of December 31, 2023.

The following table summarizes the number of OP Units issued and outstanding to third party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Year Ended December 31,
(in thousands)	2024	2023
Balance at beginning of the period	—	—
Issuance of units	61,558	—
Balance at end of the period	61,558	—

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third-party investors (unaudited) as of December 31, 2024 was $781.0 million. There were no OP unit redemptions during the year ended December 31, 2024. No OP Units issued were issued to third-party investors during the years ended December 31, 2023 or 2022.

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

Subsidiary REITs

As of December 31, 2024, we indirectly own and control the managing member of three Subsidiary REITs. Noncontrolling interests represent the portion of equity in the Subsidiary REIT that we do not own. Such noncontrolling interests are equity instruments presented in the consolidated balance sheet as of December 31, 2024 as noncontrolling interests within permanent equity. Such noncontrolling interests were issued by the Subsidiary REITS in the form of preferred shares, which are non-voting and have no rights to income or loss. The preferred shares are redeemable by the respective Subsidiary REIT at our discretion, through our ownership and control of the managing member. The following table includes details for each Subsidiary REIT:

				Annual	Dividend Payable as of December 31,
Subsidiary REIT Acquisition	Date Acquired	Number of Shares	Par Value	Preferred Dividend	2024 (1)	2023 (1)
Executive Airport II	9/3/2020	125	$1,000	12.5%	$7,812	$7,812
Build-To-Core Logistics Portfolio	6/15/2021	122	$500	12.0%	$—	$—
Hainesport Commerce Center	12/21/2021	125	$1,000	12.0%	$—	$—
(1)	Recorded in accounts payable and accrued expenses on our consolidated balance sheets.

16. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2024.

17. SEGMENT FINANCIAL INFORMATION

As described in Note 1, we operate as one reportable segment: industrial real estate. Factors used to determine our reportable segment include the physical and economic characteristics of our properties and/or investments and the related operating activities. Our Chief Operating Decision Maker (“CODM”) is David M. Fazekas, Partner and Co-President.

Our CODM relies on net operating income, among other factors, to make decisions about allocating resources and assessing segment performance. Net operating income is the key performance metric that captures the unique operating characteristics of the segment. Net investment in real estate properties, investments in real estate debt and securities, restricted cash, tenant receivables, straight-line rent receivables and other assets directly assignable to a property or investment are allocated to the industrial real estate segment. Corporate items that are not directly assignable to a property, such as investments in unconsolidated joint venture partnerships and DST Program Loans, are not allocated to the industrial real estate segment, but are reflected as reconciling items.

The following table reflects our total consolidated assets by segment as of December 31, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2024	2023
Assets:
Industrial real estate	$7,355,177	$7,003,435
Total segment assets	7,355,177	7,003,435
Corporate	225,834	326,069
Total assets	$7,581,011	$7,329,504

We consider net operating income, a non-GAAP financial measure, to be an appropriate supplemental performance measure and believe net operating income provides useful information regarding our financial condition and results of operations because net operating income reflects the operating performance of our investments and excludes certain items that are not considered to be controllable in connection with the management of the investments, such as real estate-related depreciation and amortization, general and administrative expenses, advisory fees, impairment charges, interest expense, gains on sale of properties, other income and expenses, gains and losses on the extinguishment of debt and noncontrolling interests. However, net operating income should not be viewed as an alternative measure of our financial performance since it excludes such items, which could materially impact our results of operations. Further, our net operating income may not be comparable to that of other real estate companies, as they may use different methodologies for calculating net operating income. Therefore, we believe net income, as defined by GAAP, to be the most appropriate measure to evaluate our overall financial performance.

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2024, 2023 and 2022.

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss attributable to common stockholders	$(111,058)	$(204,674)	$(308,079)
Real estate-related depreciation and amortization	291,872	294,111	265,970
General and administrative expenses	17,194	15,313	13,265
Advisory fees	66,048	74,092	67,561
Performance participation allocation	—	—	140,505
Acquisition costs and reimbursements	3,036	10,217	5,322
Equity in (income) loss from unconsolidated joint venture partnerships	(5,228)	118	97
Interest expense	259,302	190,382	150,824
Unrealized (gain) on financing obligations	(194)	(179)	—
Gain on extinguishment of financing obligations, net	(31,250)	—	—
Gain on derivative instruments	(2,288)	(5,124)	(28,628)
Net gain on sale of real estate property	(56,923)	—	—
Other income and expenses	(8,633)	(10,191)	(4,252)
Net loss attributable to redeemable noncontrolling interests	(3,353)	(5,587)	(4,874)
Net loss attributable to noncontrolling interests	(15,934)	38	38
Net operating income	$402,591	$358,516	$297,749

The following table sets forth consolidated financial results for the industrial real estate segment for the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Rental revenues	$489,164	$460,108	$391,605
Debt-related income	36,744	9,987	420
Rental expenses	(123,317)	(111,579)	(94,276)
Net operating income	$402,591	$358,516	$297,749

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Unregistered Sales of Equity Securities

From February 3, 2025 through March 3, 2025, the Company issued the following shares in transactions exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Regulation D.

The following table details the shares issued and gross proceeds:

	Number of
	Shares Issued	Gross Proceeds
Class S-PR Shares (1)(2)	1,947,766	$25,182,645
Class D-PR Shares	16,676	$212,000
Class I-PR Shares (1)	1,118,452	$14,288,552
(1)	Number of shares issued and gross proceeds include activity from shares issued pursuant to our distribution reinvestment plan.
(2)	Gross proceeds for Class S-PR shares include upfront selling commissions and dealer manager fees, in aggregate, of $301,219.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2025 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Third Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3*	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934.

4.4	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.1*	Amended and Restated Dealer Manager Agreement, dated December 1, 2024, by and between Ares Industrial Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC.

EXHIBIT NUMBER	DESCRIPTION

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

10.3

Second Amended and Restated Advisory Agreement (2024), effective as of August 2, 2024, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.4

Twelfth Amended and Restated Limited Partnership Agreement of AIREIT Operating Partnership LP, dated as of August 2, 2024. Incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

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

10.17

First Amendment to Credit Agreement, dated May 9, 2022, among AIREIT Operating Partnership (formerly known as BCI IV Operating Partnership, LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender. Incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

EXHIBIT NUMBER	DESCRIPTION

10.18

Second Amendment to Credit Agreement, dated November 9, 2022, among AIREIT Operating Partnership LP (formerly known as BCI IV Operating Partnership LP), as Borrower, JPMorgan Chase Bank, N.A, as Administrative Agent and Lender, Joint Lead Arranger and Joint Bookrunner, Wells Fargo Bank., N.A., as Lender and Co-Syndication Agent, Bank of America, N.A., as a Lender and Co-Syndication Agent, PNC Bank, National Association, as a Lender and Co-Syndication Agent, Truist Bank, as a Lender and Co-Syndication Agent, Wells Fargo Securities, LLC, as Joint Lead Arranger and Joint Bookrunner, BofA Securities, Inc., as Joint Lead Arranger, PNC Capital Markets as Joint Lead Arranger, Truist Securities, Inc., as Joint Lead Arranger, U.S. Bank National Association, as a Lender, Capital One, N.A., as a Lender, Regions Bank, as a Lender, Zions Bancorporaton, N.A., as a Lender, MUFG Union Bank., N.A., as a Lender, Eastern Bank, as a Lender, and Associated Bank, National Association, as a Lender. Incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K filed with the SEC on March 20, 2023.

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

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries of Ares Industrial Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 6, 2025, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Furnished herewith.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

						Costs
						Capitalized or	Gross Amount Carried as of
			Initial Cost to Company			Adjustments	December 31, 2024			Accumulated	Acquisition /
	# of			Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt	Land	Improvements (2)	Costs	Acquisition	Land	Improvements (2)	Costs (3), (5)	Amortization (4),(5)	Date
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	$(1)	$5,225	$5,826	$11,051	$1,280	$5,225	$7,106	$12,331	$(2,690)	2/26/18
Medley Industrial Center in Medley, FL	1	—	2,864	4,559	7,423	624	2,864	5,183	8,047	(1,702)	4/11/18
Ontario Distribution Center in Ontario, CA	1	(1)	14,657	17,396	32,053	1,566	14,657	18,962	33,619	(7,663)	5/17/18
Park 429 Logistics Center in Ocoee, FL	2	(1)	7,963	37,052	45,015	568	7,963	37,620	45,583	(8,257)	6/7/18
Pescadero Distribution Center in Tracy, CA	1	(1)	5,602	40,021	45,623	1,378	5,602	41,399	47,001	(9,798)	6/20/18
Gothard Industrial Center in Huntington Beach, CA	1	(1)	5,325	4,771	10,096	428	5,325	5,199	10,524	(2,036)	6/25/18
Midway Industrial Center in Odenton, MD	1	(1)	4,579	3,852	8,431	446	4,579	4,298	8,877	(1,949)	10/22/18
Executive Airport Distribution Center I in Henderson, NV	1	(1)	10,360	41,262	51,622	663	10,360	41,925	52,285	(10,735)	11/20/18
Iron Run Distribution Center in Allentown, PA	1	(1)	5,483	10,394	15,877	957	5,483	11,351	16,834	(4,057)	12/4/18
Elgin Distribution Center in Elgin, IL	1	(1)	4,032	17,191	21,223	156	4,032	17,347	21,379	(3,339)	12/11/18
Addison Distribution Center II in Addison, IL	1	—	4,439	8,009	12,448	879	4,439	8,888	13,327	(2,814)	12/21/18
Fontana Distribution Center in Fontana, CA	1	(1)	20,558	22,649	43,207	958	20,558	23,607	44,165	(9,552)	12/28/18
Airport Industrial Center in Ontario, CA	1	(1)	4,085	4,238	8,323	813	4,085	5,051	9,136	(1,985)	1/8/19
Kelly Trade Center in Austin, TX	1	—	2,686	12,980	15,666	2,255	2,686	15,235	17,921	(4,372)	1/31/19
7A Distribution Center in Robbinsville, NJ	1	—	8,002	4,498	12,500	523	3,385	9,638	13,023	(3,584)	2/11/19
Quakerbridge Distribution Center in Hamilton, NJ	1	(1)	3,434	5,160	8,594	982	2,334	7,242	9,576	(2,538)	3/11/19
Hebron Airpark Logistics Center in Hebron, KY	1	—	2,228	9,645	11,873	603	2,228	10,248	12,476	(2,311)	5/30/19
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	—	19,872	40,594	60,466	1,852	19,872	42,446	62,318	(12,597)	5/30/19
Monte Vista Industrial Center in Chino, CA	1	(1)	7,947	7,592	15,539	886	7,947	8,478	16,425	(3,077)	6/7/19
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	(1)	14,791	17,378	32,169	2,364	14,791	19,742	34,533	(7,940)	6/21/19
Dallas Infill Industrial Portfolio in Arlington, TX	3	—	17,159	77,010	94,169	6,903	17,159	83,913	101,072	(21,568)	6/28/19
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250	3,545	20,624	24,169	1,058	3,545	21,682	25,227	(4,806)	6/28/19
Edison Distribution Center in Edison, NJ	1	(1)	11,519	16,079	27,598	278	11,519	16,357	27,876	(6,084)	6/28/19
395 Distribution Center in Reno, NV	2	(1)	8,904	46,370	55,274	1,175	8,904	47,545	56,449	(10,102)	8/5/19
I-80 Distribution Center in Reno, NV	4	(1)	11,645	61,932	73,577	2,233	11,645	64,165	75,810	(15,426)	9/4/19
485 Distribution Center in Shiremanstown, PA	1	(1)	6,145	36,985	43,130	1,141	6,145	38,126	44,271	(8,400)	9/13/19
Weston Business Center in Weston, FL	1	—	14,627	18,710	33,337	777	14,627	19,487	34,114	(5,872)	12/10/19
Marigold Distribution Center in Redlands, CA	1	(1)	15,660	24,564	40,224	2,639	15,660	27,203	42,863	(7,925)	12/20/19
Bishops Gate Distribution Center in Mount Laurel, NJ	1	(1)	6,018	26,414	32,432	629	6,018	27,043	33,061	(9,269)	12/31/19
Norcross Industrial Center in Peachtree Corner, GA	1	—	3,220	6,285	9,505	6,081	3,220	12,366	15,586	(3,887)	3/23/20
Lima Distribution Center in Denver, CO	1	—	1,853	9,872	11,725	641	1,853	10,513	12,366	(3,395)	4/15/20
Valwood Crossroads in Carrollton, TX	2	(1)	12,457	58,567	71,024	194	12,457	58,761	71,218	(12,669)	5/11/20
Eaglepoint LC in Brownsburg, IN	1	(1)	3,598	37,329	40,927	846	3,598	38,175	41,773	(8,983)	5/26/20
7A DC II in Robbinsville Township, NJ	1	(1)	6,235	17,501	23,736	775	6,235	18,276	24,511	(5,030)	5/27/20
Legacy Logistics Center in Salt Lake City, UT	1	(1)	5,590	34,128	39,718	1,995	5,590	36,123	41,713	(7,921)	6/3/20
Logistics Center at 33 in Easton, PA	1	(1)	8,983	54,781	63,764	553	8,983	55,334	64,317	(12,449)	6/4/20
Intermodal Logistics Center in Fort Worth, TX	1	—	5,191	23,511	28,702	238	5,191	23,749	28,940	(4,497)	6/29/20
Executive Airport Distribution Center II, III in Henderson, NV	2	—	7,852	25,348	33,200	4,511	7,852	29,859	37,711	(4,088)	9/3/20
Carlstadt Industrial Center in Carlstadt, NJ	2	(1)	16,989	21,174	38,163	1,824	16,989	22,998	39,987	(6,662)	11/10/20
Nelson Industrial Center in La Puente, CA	1	(1)	3,943	5,233	9,176	147	3,943	5,380	9,323	(1,279)	12/7/20
Miraloma Industrial Center in Placentia, CA	1	(1)	4,843	4,776	9,619	250	4,843	5,026	9,869	(1,572)	12/10/20
Pennsy Logistics Center in Landover, MD	2	(1)	8,273	52,261	60,534	191	8,273	52,452	60,725	(10,599)	12/18/20
Gerwig Distribution Center in Columbia, MD	1	(1)	8,069	11,454	19,523	485	8,069	11,939	20,008	(3,055)	1/8/21
Harvill Business Center in Perris, CA	1	(1)	14,098	47,402	61,500	41	14,098	47,443	61,541	(7,893)	3/10/21
Princess Logistics Center in Lawrenceville, NJ	1	(1)	10,883	65,248	76,131	1,232	10,883	66,480	77,363	(8,402)	4/12/21

						Costs
						Capitalized or	Gross Amount Carried as of
			Initial Cost to Company			Adjustments	December 31, 2024			Accumulated	Acquisition /
	# of			Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt	Land	Improvements (2)	Costs	Acquisition	Land	Improvements (2)	Costs (3), (5)	Amortization (4),(5)	Date
Rancho Cucamonga Business Center in Rancho Cucamonga, CA	1	(1)	8,185	16,870	25,055	636	8,185	17,506	25,691	(3,349)	5/28/21
Norton Distribution Center in Norton, MA	1	(1)	4,350	29,396	33,746	253	4,350	29,649	33,999	(6,655)	6/1/21
Build-To-Core Logistics Portfolio in Austin, TX	5	(1)	11,918	42,685	54,603	2,606	11,918	45,291	57,209	(10,351)	6/15/21
Build-To-Core Logistics Portfolio in Hayward, CA	1	(1)	39,357	91,117	130,474	3,649	39,357	94,766	134,123	(11,625)	6/15/21
Build-To-Core Logistics Portfolio in Lehigh Valley, PA	1	(1)	14,522	49,076	63,598	2,884	14,522	51,960	66,482	(7,277)	6/15/21
Build-To-Core Logistics Portfolio in Lodi, NJ	2	(1)	18,545	80,295	98,840	409	18,545	80,704	99,249	(9,175)	6/15/21
Build-To-Core Logistics Portfolio in Rancho Cucamonga, CA	1	(1)	26,126	72,626	98,752	10,071	26,126	82,697	108,823	(11,397)	6/15/21
Build-To-Core Logistics Portfolio in Richmond, CA	1	(1)	6,954	34,529	41,483	1,300	7,045	35,738	42,783	(4,283)	6/15/21
Build-To-Core Logistics Portfolio in San Jose, CA	1	(1)	9,799	23,467	33,266	360	9,799	23,827	33,626	(3,097)	6/15/21
Build-To-Core Logistics Portfolio in Suwanee, GA	4	(1)	5,612	65,710	71,322	4,517	5,612	70,227	75,839	(16,889)	6/15/21
Build-To-Core Logistics Portfolio in Tacoma, WA	2	(1)	29,942	146,619	176,561	1,492	29,942	148,111	178,053	(20,036)	6/15/21
Build-To-Core Logistics Portfolio in Tracy, CA	1	(1)	3,564	51,464	55,028	(9)	3,564	51,455	55,019	(6,526)	6/15/21
Benchmark Distribution Center in Houston, TX	1	(1)	4,809	14,881	19,690	81	4,809	14,962	19,771	(2,589)	6/18/21
Key Logistics Portfolio in Allentown, PA	1	—	2,876	15,208	18,084	1,080	2,876	16,288	19,164	(3,326)	7/14/21
Key Logistics Portfolio in Auburn, WA	3	—	7,822	34,802	42,624	1,715	7,822	36,517	44,339	(5,955)	7/14/21
Key Logistics Portfolio in Aurora, CO	1	—	1,818	9,230	11,048	159	1,818	9,389	11,207	(2,142)	7/14/21
Key Logistics Portfolio in Boca Raton, FL	1	—	4,959	8,684	13,643	227	4,959	8,911	13,870	(2,435)	7/14/21
Key Logistics Portfolio in Glen Burnie, MD	1	(1)	2,545	18,163	20,708	1,790	2,545	19,953	22,498	(4,382)	7/14/21
Key Logistics Portfolio in Kent, WA	4	—	11,478	27,898	39,376	1,230	11,478	29,128	40,606	(6,495)	7/14/21
Key Logistics Portfolio in King of Prussia, PA	2	(1)	4,120	18,173	22,293	639	4,120	18,812	22,932	(4,570)	7/14/21
Key Logistics Portfolio in Lanham, MD	1	(1)	3,979	18,540	22,519	799	3,979	19,339	23,318	(3,338)	7/14/21
Key Logistics Portfolio in Lincolnshire, IL	1	—	1,695	12,016	13,711	262	1,695	12,278	13,973	(2,070)	7/14/21
Key Logistics Portfolio in Louisville, KY	5	—	8,248	118,497	126,745	6,026	8,248	124,523	132,771	(25,926)	7/14/21
Key Logistics Portfolio in Memphis, TN	6	(1)	6,873	104,576	111,449	4,276	6,873	108,852	115,725	(26,902)	7/14/21
Key Logistics Portfolio in Olive Branch, MS	1	(1)	2,656	29,884	32,540	160	2,656	30,044	32,700	(5,200)	7/14/21
Key Logistics Portfolio in Ontario, CA	3	—	13,418	39,832	53,250	1,616	13,418	41,448	54,866	(8,668)	7/14/21
Key Logistics Portfolio in Renton, WA	1	—	4,745	14,591	19,336	72	4,745	14,663	19,408	(3,188)	7/14/21
Key Logistics Portfolio in Salt Lake City, UT	2	—	5,966	55,054	61,020	568	5,966	55,622	61,588	(12,056)	7/14/21
Key Logistics Portfolio in Stockton, CA	4	(1)	15,700	73,310	89,010	1,948	15,700	75,258	90,958	(17,070)	7/14/21
Key Logistics Portfolio in Tacoma, WA	1	—	3,844	6,382	10,226	294	3,844	6,676	10,520	(1,415)	7/14/21
Key Logistics Portfolio in Totowa, NJ	1	(1)	11,530	46,672	58,202	1,251	11,530	47,923	59,453	(10,183)	7/14/21
Key Logistics Portfolio in Tracy, CA	2	—	11,240	47,788	59,028	1,434	11,240	49,222	60,462	(10,364)	7/14/21
Key Logistics Portfolio in Upper Marlboro, MD	1	—	2,206	4,926	7,132	1,514	2,206	6,440	8,646	(1,046)	7/14/21
Key Logistics Portfolio in Valencia, CA	1	—	6,555	13,730	20,285	75	6,555	13,805	20,360	(1,846)	7/14/21
Key Logistics Portfolio in Wayne, NJ	1	(1)	5,800	14,199	19,999	1,600	5,800	15,799	21,599	(2,947)	7/14/21
Key Logistics Portfolio in York, PA	1	(1)	4,645	21,387	26,032	1,747	4,645	23,134	27,779	(5,396)	7/14/21
Stonewood Logistics Center in York, PA	1	—	1,193	18,150	19,343	1,471	1,193	19,621	20,814	(2,361)	7/16/21
Heron Industrial Center in Swedesboro, NJ	1	(1)	5,622	21,358	26,980	792	5,622	22,150	27,772	(6,002)	7/21/21
Colony Crossing Logistics Portfolio in Houston, TX	2	—	5,258	16,335	21,593	1,039	5,258	17,374	22,632	(3,550)	8/17/21
Harvill Industrial Center in Riverside, CA	1	—	7,532	—	7,532	19,556	7,782	19,306	27,088	—	8/23/21; 12/18/24
Commerce Farms Logistics Center in Lebanon, TN	1	—	3,117	61,073	64,190	1,233	3,117	62,306	65,423	(9,142)	8/25/21
North County Commerce Center in Vista, CA	5	(1)	42,171	110,525	152,696	1,128	42,171	111,653	153,824	(23,624)	8/30/21
Performance Distribution Center in Stockton, CA	1	(1)	9,733	20,422	30,155	120	9,733	20,542	30,275	(3,029)	9/7/21
Madison Distribution Center in Tampa, FL	1	—	766	12,441	13,207	227	766	12,668	13,434	(1,926)	9/17/21
355 Logistics Center in Lockport, IL	2	—	3,360	62,087	65,447	2,589	3,360	64,676	68,036	(9,222)	10/1/21
1 Stanley Drive in Aston, PA	1	(1)	1,265	21,549	22,814	99	1,265	21,648	22,913	(3,079)	10/6/21
Gilbert Gateway Commerce Park in Gilbert, AZ	3	(1)	8,129	83,984	92,113	3,038	8,129	87,022	95,151	(11,307)	10/6/21
California Business Center in Salt Lake City, UT	2	—	4,780	27,075	31,855	976	4,780	28,051	32,831	(6,324)	10/21/21
Molto Portfolio in Aurora, IL	1	—	5,169	32,978	38,147	853	5,169	33,831	39,000	(4,102)	11/17/21
Molto Portfolio in Houston, TX	2	—	7,370	71,037	78,407	1,746	7,370	72,783	80,153	(9,350)	11/17/21
Molto Portfolio in La Vergne, TN	1	—	3,696	24,198	27,894	35	3,696	24,233	27,929	(3,083)	11/17/21
Walker Mill Industrial Center in Capitol Heights, MD	1	(1)	2,908	14,916	17,824	119	2,908	15,035	17,943	(2,687)	11/18/21
Greater Boston Portfolio in Danvers, MA	1	—	4,176	20,452	24,628	250	4,176	20,702	24,878	(3,795)	11/22/21
Greater Boston Portfolio in Franklin, MA	1	—	2,646	14,745	17,391	1,318	2,646	16,063	18,709	(2,914)	11/22/21

						Costs
						Capitalized or	Gross Amount Carried as of
			Initial Cost to Company			Adjustments	December 31, 2024			Accumulated	Acquisition /
	# of			Buildings and	Total	Subsequent to		Buildings and	Total	Depreciation and	Completion
($ in thousands)	Buildings	Debt	Land	Improvements (2)	Costs	Acquisition	Land	Improvements (2)	Costs (3), (5)	Amortization (4),(5)	Date
McDonald Portfolio in Alpharetta, GA	4	—	4,228	51,135	55,363	4,423	4,228	55,558	59,786	(10,120)	12/16/21
McDonald Portfolio in Atlanta, GA	6	—	10,312	198,390	208,702	3,980	10,312	202,370	212,682	(34,639)	12/16/21
McDonald Portfolio in Ellenwood, GA	2	—	4,808	78,906	83,714	1,196	4,808	80,102	84,910	(13,159)	12/16/21
McDonald Portfolio in Savannah, GA	2	—	5,862	58,807	64,669	1,021	5,467	60,223	65,690	(8,896)	12/16/21
Riggs Hill Industrial Center in Jessup, MD	1	—	827	5,116	5,943	94	827	5,210	6,037	(1,293)	12/17/21
Valwood Industrial Center in Carrollton, TX	4	—	12,755	32,171	44,926	1,106	12,755	33,277	46,032	(6,491)	12/17/21
Port Crossing Logistics Center in LaPorte, TX	1	—	2,518	31,186	33,704	163	2,518	31,349	33,867	(3,803)	12/21/21
Hainesport Commerce Center in Hainesport, NJ	1	—	19,042	116,609	135,651	1,127	19,042	117,736	136,778	(12,193)	12/21/21
Beltway Logistics Center in Charlotte, NC	1	—	4,726	24,550	29,276	110	4,726	24,660	29,386	(2,452)	12/22/21
Clackamas Industrial Center in Clackamas, OR	1	—	9,623	43,864	53,487	2,575	9,623	46,439	56,062	(10,942)	12/23/21
Build-to-Core II Logistics Portfolio in Aurora, IL	1	—	3,187	21,479	24,666	374	3,187	21,853	25,040	(2,742)	2/15/22
Build-to-Core II Logistics Portfolio in Avenel, NJ	1	(1)	20,489	22,727	43,216	61	20,489	22,788	43,277	(2,442)	2/15/22
Build-to-Core II Logistics Portfolio in Lakewood, WA	3	(1)	30,833	155,862	186,695	3,079	30,838	158,936	189,774	(17,332)	2/15/22
Build-to-Core II Logistics Portfolio in Mount Prospect, IL	1	—	3,725	20,688	24,413	141	3,725	20,829	24,554	(2,356)	2/15/22
Build-to-Core II Logistics Portfolio in Naperville, IL	1	—	1,951	16,624	18,575	689	1,951	17,313	19,264	(2,122)	2/15/22
Build-to-Core II Logistics Portfolio in Newark, NJ	1	(1)	25,879	1,634	27,513	23,299	25,879	24,933	50,812	(232)	2/15/22, 9/28/23
Build-to-Core II Logistics Portfolio in Schertz, TX	1	—	503	9,177	9,680	608	503	9,785	10,288	(1,427)	2/15/22
Build-to-Core II Logistics Portfolio in Tualatin, OR	1	—	4,231	27,735	31,966	(56)	4,102	27,808	31,910	(3,291)	2/15/22
Northlake Logistics Crossing in Northlake, TX	2	—	21,569	—	21,569	123,216	20,863	123,922	144,785	(4,025)	2/17/22, 4/12/23
Tampa Commerce Center in Temple Terrace, FL	1	—	6,270	—	6,270	25,925	6,270	25,925	32,195	(552)	4/1/22 & 5/25/22, 5/25/23
Medley 104 Industrial Center in Medley, FL	1	—	13,436	42,959	56,395	442	13,436	43,401	56,837	(7,629)	4/18/22
IDI U.S. Logistics Portfolio in Buford, GA	1	—	2,962	18,699	21,661	26	2,962	18,725	21,687	(1,692)	4/28/22
IDI U.S. Logistics Portfolio in Channahon, IL	1	—	8,940	93,938	102,878	411	8,940	94,349	103,289	(8,448)	7/6/22
IDI U.S. Logistics Portfolio in Jefferson, GA	1	—	6,798	84,038	90,836	2,384	6,798	86,422	93,220	(10,432)	4/28/22
IDI U.S. Logistics Portfolio in Fort Worth, TX	1	—	4,254	43,828	48,082	36	4,254	43,864	48,118	(4,518)	4/28/22
IDI U.S. Logistics Portfolio in Garland, TX	1	—	4,711	59,768	64,479	11	4,711	59,779	64,490	(6,446)	4/28/22
IDI U.S. Logistics Portfolio in Indianapolis, IN	1	—	5,104	64,463	69,567	1,992	5,104	66,455	71,559	(7,612)	4/28/22
IDI U.S. Logistics Portfolio in Southaven, MS	1	—	2,082	24,091	26,173	110	2,082	24,201	26,283	(2,685)	4/28/22
Chicago Growth Portfolio in Bolingbrook, IL	2	—	2,354	23,047	25,401	225	2,354	23,272	25,626	(4,137)	5/9/22
Chicago Growth Portfolio in Chicago, IL	1	—	3,326	28,916	32,242	938	3,326	29,854	33,180	(5,888)	5/9/22
Chicago Growth Portfolio in Elgin, IL	4	—	4,911	34,528	39,439	1,171	4,911	35,699	40,610	(6,938)	5/9/22
Chicago Growth Portfolio in Lemont, IL	2	—	2,387	20,750	23,137	610	2,387	21,360	23,747	(4,217)	5/9/22
Chicago Growth Portfolio in Libertyville, IL	4	—	4,732	46,387	51,119	1,619	4,732	48,006	52,738	(8,170)	5/9/22
Chicago Growth Portfolio in Romeoville, IL	1	—	1,049	10,444	11,493	230	1,049	10,674	11,723	(2,154)	5/9/22
4 Studebaker Commerce Center in Irvine, CA	1	—	9,334	24,792	34,126	85	9,334	24,877	34,211	(5,020)	5/12/22
Southeast Orlando Portfolio in Kissimmee, FL	1	—	—	19,060	19,060	1,731	—	20,791	20,791	(3,557)	5/19/22
Southeast Orlando Portfolio in Orlando, FL	4	—	23,658	95,988	119,646	1,354	23,658	97,342	121,000	(17,518)	5/19/22
I-465 East Logistics Center in Indianapolis, IN	1	—	2,097	16,826	18,923	103	2,097	16,929	19,026	(2,039)	5/26/22
Industry Commerce Center in City of Industry, CA	1	(1)	12,157	42,597	54,754	667	12,157	43,264	55,421	(7,759)	6/2/22
County Line Corporate Park in Hialeah, FL	2	(1)	34,850	32,993	67,843	101,417	34,850	134,410	169,260	(7,342)	6/8/22, 11/7/23
Robbinsville Distribution Center in Robbinsville, NJ	-	—	364	—	364	3,714	1,853	2,225	4,078	—	6/10/22
Innovation Corporate Park I & II in New Albany, OH	2	—	5,807	59,385	65,192	252	5,807	59,637	65,444	(6,760)	6/17/22
IDI 2022 National Portfolio in Bolingbrook, IL	2	—	13,054	95,442	108,496	93	13,054	95,535	108,589	(10,465)	6/22/22
IDI 2022 National Portfolio in Mesquite, TX	1	—	2,930	25,589	28,519	760	2,930	26,349	29,279	(2,734)	6/22/22
IDI 2022 National Portfolio in Monroe, OH	1	—	7,309	42,386	49,695	560	7,309	42,946	50,255	(7,562)	6/22/22
IDI 2022 National Portfolio in Olive Branch, MS	2	—	6,983	55,897	62,880	1,626	6,983	57,523	64,506	(7,175)	6/22/22
I-80 Logistics Park in Wayne, NJ	1	—	16,924	126,636	143,560	1,759	16,924	128,395	145,319	(22,324)	6/29/22
Commonwealth Logistics Center in Jacksonville, FL	2	—	8,927	—	8,927	63,179	8,927	63,179	72,106	(616)	6/30/22, 10/20/23
County Line Corporate Park II in Hileah, FL	3	(1)	36,050	52,446	88,496	26,341	36,050	78,787	114,837	(7,334)	12/28/22, 5/19/23
Bayport 146 Distribution Center in Seabrook, TX	1	(1)	6,289	43,317	49,606	8,131	6,289	51,448	57,737	(2,884)	2/21/23
Runway Distribution Center I and II in San Diego, CA	2	(1)	8,143	48,849	56,992	5,702	8,143	54,551	62,694	(1,069)	7/12/23
Brittmoore Industrial Center in Houston, TX	1	(1)	1,403	20,885	22,288	5,123	1,403	26,008	27,411	(283)	8/16/23
Plainfield Distirbution Center I in Indianapolis, IN	1	—	2,853	19,539	22,392	26	2,853	19,565	22,418	(986)	4/8/24
Plainfield Distribution Center II in Hendricks, IN	1	—	6,864	51,297	58,161	556	6,864	51,853	58,717	(2,216)	4/8/24
Baymeadow Commerce Center in Glen Burnie, MD	1	—	5,113	13,353	18,466	46	5,113	13,399	18,512	(649)	5/9/24
Nashville Logistics Center in Mt. Juliet, TN	1	—	9,383	44,221	53,604	205	9,383	44,426	53,809	(1,729)	6/27/24
Miami Midway Park in Hialeah, FL	4	—	40,889	105,333	146,222	1,220	40,889	106,553	147,442	(669)	10/1/24
Coffee Creek Logistics Center in Sherwood, OR	1	—	3,138	18,655	21,793	—	3,138	18,655	21,793	(48)	12/16/24
Taunton Distribution Center in Taunton, MA	1	—	7,771	36,632	44,403	—	7,771	36,632	44,403	(56)	12/20/24
Total	255	$2,489,442	$1,351,397	$5,828,861	$7,180,258	$580,324	$1,346,285	$6,414,297	$7,760,582	$(1,020,764)

(1)	These properties are encumbered by mortgage notes not allocable to specific properties. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)	Includes site improvements as well as gross intangible lease assets of $535.2 million. Excludes intangible lease liabilities.
(3)	As of December 31, 2024, the aggregate cost for U.S. federal income tax purposes of investments in property was $5.7 billion (unaudited).
(4)	See “Note 2 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for details of depreciable lives.
(5)	A summary of activity for investment in real estate properties is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023	2022
Investment in real estate properties:
Balance at beginning of period	$7,504,407	$7,188,151	$5,007,161
Acquisition of properties	365,041	128,886	1,929,411
Improvements	97,273	187,370	251,579
Disposition of properties	(206,139)	—	—
Balance at end of period	$7,760,582	$7,504,407	$7,188,151
Accumulated depreciation and amortization:
Balance at beginning of period	$(750,429)	$(454,273)	$(186,269)
Additions charged to costs and expenses	(293,548)	(296,156)	(268,004)
Disposition of properties	23,213	—	—
Balance at end of period	$(1,020,764)	$(750,429)	$(454,273)

ITEM 16.        SUMMARY OF FORM 10-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 6, 2025.

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

Signature	Title	Date

/s/ WILLIAM S. BENJAMIN	Chairman of the Board of Directors	March 6, 2025
William S. Benjamin

/s/ MARSHALL M. BURTON	Director	March 6, 2025
Marshall M. Burton

/s/ RAJAT DHANDA	Director	March 6, 2025
Rajat Dhanda

/s/ CHARLES B. DUKE	Director	March 6, 2025
Charles B. Duke

/s/ DAVID M. FAZEKAS	Partner, Co-President, and Director	March 6, 2025
David M. Fazekas

/s/ JOHN S. HAGESTAD	Director	March 6, 2025
John S. Hagestad

/s/ STANLEY A. MOORE	Director	March 6, 2025
Stanley A. Moore

/s/ DAWANNA WILLIAMS	Director	March 6, 2025
Dawanna Williams

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 6, 2025
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ SCOTT A. SEAGER	Managing Director, Chief Financial Officer and Treasurer	March 6, 2025
Scott A. Seager	(Principal Financial Officer and Principal Accounting Officer)