Form 10-Q
period 2025-03-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2025-05-09
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 5, 2025, there were 83,439,220 shares of the registrant’s Class T-R common stock, 18,433,136 shares of the registrant’s Class D-R common stock, 157,589,562 shares of the registrant’s Class I-R common stock, 8,194,403 shares of the registrant’s Class S-PR common stock, 21,371 shares of the registrant’s Class D-PR common stock, and 5,254,472 shares of the registrant’s Class I-PR common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
(in thousands, except per share data)	2025	2024
	(unaudited)
ASSETS
Net investment in real estate properties	$6,679,143	$6,739,818
Investments in unconsolidated joint venture partnerships	23,533	23,526
Investments in real estate debt and securities, at fair value	539,442	528,074
Cash and cash equivalents	22,484	25,148
Restricted cash	3,783	3,649
Derivative instruments	48,391	69,739
DST Program Loans (includes $15,241 and $13,892 at fair value as of March 31, 2025 and December 31, 2024, respectively)	104,464	103,115
Other assets	88,469	87,942
Total assets	$7,509,709	$7,581,011
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$72,820	$86,762
Debt, net	4,211,837	4,183,480
Secured financings on investments in real estate debt securities	97,469	104,630
Intangible lease liabilities, net	55,710	61,407
Financing obligations, net (includes $290,379 and $239,982 at fair value as of March 31, 2025 and December 31, 2024, respectively)	926,461	875,842
Distribution fees payable to affiliates	110,255	110,088
Other liabilities	62,702	61,200
Total liabilities	5,537,254	5,483,409
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	102,634	105,492
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 9)	2,714	2,710
Additional paid-in capital	2,947,854	2,950,215
Accumulated deficit and distributions	(1,443,488)	(1,358,679)
Accumulated other comprehensive income	16,737	28,773
Total stockholders’ equity	1,523,817	1,623,019
Noncontrolling interests	346,004	369,091
Total equity	1,869,821	1,992,110
Total liabilities and equity	$7,509,709	$7,581,011

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Revenues:
Rental revenues	$133,919	$120,264
Debt-related income	10,483	5,134
Total revenues	144,402	125,398
Operating expenses:
Rental expenses	34,211	29,843
Real estate-related depreciation and amortization	77,576	72,230
General and administrative expenses	4,868	4,475
Advisory fees	16,555	17,007
Acquisition costs and reimbursements	591	554
Total operating expenses	133,801	124,109
Other income (expenses):
Equity in (loss) income from unconsolidated joint venture partnerships	(24)	7
Interest expense	(69,888)	(55,701)
Unrealized (loss) gain on financing obligations	(835)	2,005
Loss on extinguishment of debt	(161)	—
Gain on derivative instruments	12	2,319
Net gain on sale of real estate property	—	37,342
Other income and expenses	1,665	2,571
Total other income (expenses)	(69,231)	(11,457)
Net loss	(58,630)	(10,168)
Net loss attributable to redeemable noncontrolling interests	1,404	282
Net loss attributable to noncontrolling interests	10,592	208
Net loss attributable to common stockholders	$(46,634)	$(9,678)
Weighted-average shares outstanding—basic	271,030	285,990
Weighted-average shares outstanding—diluted	340,746	300,758
Net loss attributable to common stockholders per common share—basic and diluted	$(0.17)	$(0.03)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Net loss	$(58,630)	$(10,168)
Change from cash flow hedging activities	(14,623)	18,380
Change from activities related to available-for-sale debt securities	(515)	473
Comprehensive (loss) income	(73,768)	8,685
Comprehensive loss (income) attributable to redeemable noncontrolling interests	1,766	(241)
Comprehensive loss (income) attributable to noncontrolling interests	13,327	(195)
Comprehensive (loss) income attributable to common stockholders	$(58,675)	$8,249

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net (loss) income (excludes $282 attributable to redeemable noncontrolling interests)	—	—	—	(9,678)	—	(208)	(9,886)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $524 attributable to redeemable noncontrolling interests)	—	—	—	—	17,926	403	18,329
Issuance of common stock	3,333	33	42,379	—	—	—	42,412
Share-based compensation, net of cancellations	(74)	(1)	174	—	—	—	173
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,731)	—	—	—	(1,731)
Trailing distribution fees	—	—	792	3,596	—	(9,001)	(4,613)
Redemptions of common stock	(7,794)	(77)	(102,775)	—	—	—	(102,852)
Issuances of OP Units for DST Interests	—	—	—	—	—	128,853	128,853
Distributions declared (excludes $1,252 attributable to redeemable noncontrolling interests)	—	—	—	(42,900)	—	(983)	(43,883)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,290	—	—	—	2,290
Reallocation of stockholders' equity and noncontrolling interests	—	—	59,765	—	(1,177)	(58,588)	—
Balance as of March 31, 2024	284,071	$2,841	$2,851,223	$(1,142,991)	$52,465	$60,788	$1,824,326
FOR THE THREE MONTHS ENDED MARCH 31, 2025
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110
Net loss (excludes $1,404 attributable to redeemable noncontrolling interests)	—	—	—	(46,634)	—	(10,592)	(57,226)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $362 attributable to redeemable noncontrolling interests)	—	—	—	—	(12,041)	(2,735)	(14,776)
Issuance of common stock	6,333	63	78,074	—	—	—	78,137
Share-based compensation, net of cancellations	(93)	(1)	241	—	—	—	240
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,369)	—	—	—	(1,369)
Trailing distribution fees	—	—	(1,981)	2,475	—	(661)	(167)
Redemptions of common stock	(5,815)	(58)	(73,983)	—	—	—	(74,041)
Distributions declared (excludes $1,223 attributable to redeemable noncontrolling interests)	—	—	—	(40,650)	—	(9,243)	(49,893)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(3,194)	—	—	—	(3,194)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(149)	—	5	144	—
Balance as of March 31, 2025	271,399	$2,714	$2,947,854	$(1,443,488)	$16,737	$346,004	$1,869,821

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net loss	$(58,630)	$(10,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	77,576	72,230
Amortization of deferred financing costs	4,083	3,012
(Decrease) increase in financing obligation liability appreciation	—	(6,664)
Equity in loss (income) from unconsolidated joint venture partnerships	24	(7)
Loss on changes in fair value of interest rate caps	2,617	2,829
Amortization of interest rate cap premiums	3,985	2,417
Unrealized loss (gain) on financing obligations	835	(2,005)
Paid-in-kind interest on borrowings	277	951
Paid-in-kind interest on investments in real estate debt and securities	(3,171)	(1,007)
Origination fee income from debt-related investments	—	(364)
Straight-line rent and amortization of above- and below-market leases	(8,208)	(8,291)
Loss on extinguishment of debt	161	—
Net gain on sale of real estate property	—	(37,342)
Other	3,579	529
Changes in operating assets and liabilities
Other assets, accounts payable and accrued liabilities and other liabilities	(2,576)	(2,483)
Net cash provided by operating activities	20,552	13,637
Investing activities:
Proceeds from disposition of real estate properties	—	103,731
Capital expenditures	(18,563)	(32,688)
Investments in debt-related investments	(10,439)	(25,298)
Investments in unconsolidated joint venture partnerships	(31)	—
Purchases of available-for-sale debt securities	—	(30,797)
Collection of principal on available-for-sale debt securities	2,078	444
Origination fees received on debt-related investments	—	364
Other	—	(1,459)
Net cash (used in) provided by investing activities	(26,955)	14,297
Financing activities:
Proceeds from line of credit	216,284	185,000
Repayments of line of credit	(176,284)	(72,000)
Proceeds from term loan	109,000	—
Repayments of term loan	(109,000)	—
Net (repayments of) proceeds from secured funding agreement	(7,161)	4,068
Proceeds from mortgage note	55	176
Debt issuance costs paid	(15,295)	(2,533)
Interest rate cap premiums	(9,653)	—
Proceeds from issuance of common stock, net	56,268	19,661
Proceeds from financing obligations, net	48,213	61,872
Offering costs paid in connection with issuance of common stock and private placements	(1,122)	(956)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(25,623)	(18,393)
Distribution fees paid to affiliates	(4,010)	(4,076)
Redemptions of common stock	(74,041)	(102,852)
Redemptions of redeemable noncontrolling interests	(2,563)	(1,000)
Other	(1,195)	—
Net cash provided by financing activities	3,873	68,967
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,530)	96,901
Cash, cash equivalents and restricted cash, at beginning of period	28,797	14,942
Cash, cash equivalents and restricted cash, at end of period	$26,267	$111,843

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

The accompanying unaudited condensed consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain disclosures normally included in the annual audited financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been omitted. As such, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025 (“2024 Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal, monetary and trade policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and in the Middle East, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the three months ended March 31, 2024 have been reclassified to conform to the 2025 presentation.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of both March 31, 2025 and December 31, 2024, our consolidated investment in real estate properties consisted of 255 industrial buildings. Additionally, investment in real estate properties included one building in the pre-construction phase as of both March 31, 2025 and December 31, 2024.

	As of
(in thousands)	March 31, 2025	December 31, 2024
Land	$1,346,285	$1,346,285
Building and improvements (1)	5,828,892	5,822,340
Intangible lease assets	539,055	535,210
Construction in progress	63,669	56,747
Investment in real estate properties	7,777,901	7,760,582
Less accumulated depreciation and amortization	(1,098,758)	(1,020,764)
Net investment in real estate properties	$6,679,143	$6,739,818

(1) Includes site improvements.

Dispositions

We did not sell any buildings during the three months ended March 31, 2025. During the three months ended March 31, 2024, we sold four industrial buildings for aggregate net proceeds of approximately $103.7 million. We recorded a net gain on sale of approximately $37.3 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of March 31, 2025 and December 31, 2024 included the following:

	As of March 31, 2025			As of December 31, 2024
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$526,266	$(324,650)	$201,616	$522,421	$(307,499)	$214,922
Above-market lease assets (1)	12,789	(7,771)	5,018	12,789	(7,353)	5,436
Below-market lease liabilities	(134,362)	78,652	(55,710)	(134,362)	72,955	(61,407)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,929	$4,215
Above-market lease amortization	(418)	(440)
Below-market lease amortization	5,697	4,516
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$60,426	$53,758
Intangible lease asset amortization	17,150	18,472

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

The following table summarizes our investments in unconsolidated joint venture partnerships, which consist of Build-To-Core Industrial Partnership II Tranche B LP (the “BTC II B Partnership”) and Ares QR Industrial Partnership III LP (the “QR III Partnership”):

	As of				Investments in Unconsolidated
	March 31, 2025		December 31, 2024		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	March 31,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2025	2024
BTC II B Partnership	8.0%	1	8.0%	1	$23,449	$23,433
QR III Partnership	8.0	—	8.0	—	84	93
Total JV Partnerships		1		1	$23,533	$23,526
(1)	Represents acquired or completed buildings. As of both March 31, 2025 and December 31, 2024, the BTC II B Partnership also owned three industrial buildings that were either under construction or in the pre-construction phase.

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of March 31, 2025 and December 31, 2024:

			Weighted-Average	Weighted-Average
($ in thousands)	Fair Value	Outstanding Principal	Interest Rate	Remaining Life (Years)
As of March 31, 2025
Senior loans	$402,454	$402,454	8.26%	1.70
Total debt-related investments	$402,454	$402,454	8.26%	1.70

As of December 31, 2024
Senior loans	$388,662	$388,662	8.26%	2.00
Total debt-related investments	$388,662	$388,662	8.26%	2.00

Available-for-Sale Debt Securities

As of March 31, 2025 and December 31, 2024, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.2 years and 3.5 years as of March 31, 2025 and December 31, 2024, respectively. There were no credit losses associated with our available-for-sale debt securities as of March 31, 2025 or December 31, 2024. The following table summarizes our investments in available-for-sale debt securities as of March 31, 2025 and December 31, 2024:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of March 31, 2025	$137,410	$135,848	$1,562	$1,140	$136,988
As of December 31, 2024	$139,488	$137,757	$1,731	$1,655	$139,412
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	March 31,	December 31,		March 31,	December 31,
($ in thousands)	2025	2024	Maturity Date	2025	2024
Line of credit (1)	5.38%	5.36%	March 2029	$613,000	$573,000
Term loan (2)	3.85	3.85	March 2027	550,000	550,000
Term loan (3)	3.40	3.62	March 2028	600,000	600,000
Fixed-rate mortgage notes (4)	4.02	4.02	July 2025 - January 2029	1,162,720	1,162,720
Floating-rate mortgage notes (5)	5.29	5.29	July 2025 - October 2026	1,327,054	1,326,722
Total principal amount / weighted-average (6)	4.50%	4.52%		$4,252,774	$4,212,442
Less unamortized debt issuance costs				(41,009)	(29,040)
Add unamortized mark-to-market adjustment on assumed debt				72	78
Total debt, net				$4,211,837	$4,183,480
Gross book value of properties encumbered by debt				$3,763,885	$3,868,817
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of March 31, 2025, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $387.0 million.
(2)	The effective interest rate is calculated based on either (i) Term SOFR plus a SOFR adjustment between 10 and 25 basis points, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of March 31, 2025, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of March 31, 2025, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. As of March 31, 2025, borrowings under a $222.3 million mortgage note amounted to $204.0 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	As of March 31, 2025, borrowings under a $129.1 million mortgage note amounted to $119.8 million. The effective interest rate is calculated based on either Term SOFR or Adjusted Term SOFR plus a margin ranging from 1.50% to 3.30% and includes the effects of interest rate cap agreements.
(6)	The weighted-average remaining term of our consolidated debt was approximately 2.2 years as of March 31, 2025, excluding any extension options on the line of credit and certain of our mortgage notes.

In March 2025, we amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. In connection with the amendment, we recognized $0.2 million as a loss on extinguishment of debt for the three months ended March 31, 2025. The condensed consolidated statement of cash flows also reflects $109.0 million of both proceeds from and repayments of term loan and $126.3 million of both proceeds from and repayments of line of credit for the three months ended March 31, 2025, as we evaluated the cash flow impact of commitment changes from lenders.

For the three months ended March 31, 2025 and 2024, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $55.1 million and $45.2 million, respectively, including $4.1 million and $2.8 million, respectively, related to the amortization of our interest rate cap premiums. For the three months ended March 31, 2025 and 2024, the amount of interest capitalized was $0.9 million and $5.1 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of March 31, 2025, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2025	$—	$—	$577,080	$577,080
2026	—	—	1,117,804	1,117,804
2027	—	550,000	333,750	883,750
2028	—	600,000	—	600,000
2029	613,000	—	461,140	1,074,140
Thereafter	—	—	—	—
Total principal payments	$613,000	$1,150,000	$2,489,774	$4,252,774
(1)	The line of credit matures in March 2029 and the term may be extended pursuant to a one-year extension option subject to certain conditions.
(2)	The $600.0 million term loan matures in March 2028 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)	With respect to our mortgage notes, the term of our $209.3 million mortgage note that matures in July 2025 and the term of our $408.0 million mortgage note that matures in January 2026 may each be extended pursuant to a one-year extension option, subject to certain conditions. The term of our $367.8 million mortgage note that matures in July 2025 and our $129.1 million mortgage note that matures in October 2026 may each be extended pursuant to two one-year extension options, subject to certain conditions. The term of our $590.0 million mortgage note that matures in July 2026 may be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of March 31, 2025.

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

As of March 31, 2025, we had $97.5 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $137.0 million. As of December 31, 2024, we had $104.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $139.4 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.75% to 1.15%. For the three months ended March 31, 2025 and 2024, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $1.3 million and $0.7 million, respectively. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.

Derivative Instruments

To manage interest rate risk for certain of our variable-rate debt, we use interest rate derivative instruments as part of our risk management strategy. These derivatives are designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the interest rate swap agreements without exchange of the underlying notional amount. Interest rate caps involve the receipt of variable amounts from a counterparty at the end of each period in which the interest rate exceeds the agreed fixed price. Certain of our variable rate borrowings are not hedged; therefore, with respect to those borrowings, we have ongoing exposure to interest rate movements.

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

During the next 12 months, we estimate that approximately $14.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

	Number of	Current Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of March 31, 2025
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$25,755
Interest rate caps not designated as cash flow hedges	3	537,110	Derivative instruments	7,179
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	15,457
Total derivative instruments	25	$3,004,190		$48,391
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$38,517
Interest rate caps not designated as cash flow hedges	4	537,110	Derivative instruments	9,796
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	21,426
Total derivative instruments	26	$3,004,190		$69,739

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(9,088)	$28,531
Amount reclassified from AOCI as a decrease into interest expense	(5,535)	(10,151)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(69,888)	(55,701)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$(2,617)	$(2,829)
Realized gain on derivative instruments recognized in other income (expenses) (2)	2,629	5,148

(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

The following table summarizes our DST Program Loans as of March 31, 2025 and December 31, 2024:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of March 31, 2025
DST Program Loans, carried at cost	$89,223	$	N/A	$89,223	5.86%	4.60
DST Program Loans, carried at fair value	15,241		—	15,241	6.70	9.13
Total	$104,464		$—	$104,464	5.98%	5.26
As of December 31, 2024
DST Program Loans, carried at cost	$89,223	$	N/A	$89,223	5.86%	8.17
DST Program Loans, carried at fair value	13,892		—	13,892	6.72	9.29
Total	$103,115	$	N/A	$103,115	5.98%	8.32
(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of March 31, 2025 and December 31, 2024:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Loss (Gain), Net (3)		Book Value
As of March 31, 2025
Financing obligations, carried at cost	$636,450	$(368)	$—	$	N/A	$636,082
Financing obligations, carried at fair value	289,917	N/A	N/A		462	290,379
Total	$926,367	$(368)	$—		$462	$926,461
As of December 31, 2024
Financing obligations, carried at cost	$636,450	$(590)	$—	$	N/A	$635,860
Financing obligations, carried at fair value	240,355	N/A	N/A		(373)	239,982
Total	$876,805	$(590)	$—		$(373)	$875,842
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
DST Interests sold	$50,441	$68,435
DST Interests financed by DST Program Loans	1,349	5,196
Unrealized (loss) gain on financing obligations	(835)	2,005
Income earned from DST Program Loans (1)	1,552	2,396
Decrease in financing obligation liability appreciation (2)	—	(6,664)
Rent obligation incurred under master lease agreements (2)	10,348	18,262
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. We did not issue any OP units in exchange for DST Interests during the three months ended March 31, 2025. During the three months ended March 31, 2024, 9.7 million OP Units were issued in exchange for DST Interests for a net investment of $128.9 million.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of March 31, 2025
Assets
Derivative instruments	$—	$48,391	$—	$48,391
Available-for-sale debt securities	—	136,988	—	136,988
Debt-related investments	—	—	402,454	402,454
DST Program Loans	—	—	15,241	15,241
Total assets measured at fair value	$—	$185,379	$417,695	$603,074
Liabilities
Financing obligations	$—	$—	$290,379	$290,379
Total liabilities measured at fair value	$—	$—	$290,379	$290,379
As of December 31, 2024
Assets
Derivative instruments	$—	$69,739	$—	$69,739
Available-for-sale debt securities	—	139,412	—	139,412
Debt-related investments	—	—	388,662	388,662
DST Program Loans	—	—	13,892	13,892
Total assets measured at fair value	$—	$209,151	$402,554	$611,705
Liabilities
Financing obligations	$—	$—	$239,982	$239,982
Total liabilities measured at fair value	$—	$—	$239,982	$239,982

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

The following table presents our financial assets measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	5,196	25,298	30,494
Paid-in-kind interest	—	1,007	1,007
Balance as of March 31, 2024	7,635	155,428	163,063

Balance as of December 31, 2024	$13,892	$388,662	$402,554
Purchases and contributions	1,349	10,621	11,970
Paid-in-kind interest	—	3,171	3,171
Balance as of March 31, 2025	$15,241	$402,454	$417,695

The following table presents our financial liabilities measured at fair value on a recurring basis using Level 3 inputs:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	67,068
Unrealized gain on financing obligations	(2,005)
Balance as of March 31, 2024	$152,208

Balance as of December 31, 2024	239,982
DST Interests sold, net of upfront fees	49,562
Unrealized loss on financing obligations	835
Balance as of March 31, 2025	$290,379

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$402,454	Yield Method	Market Yield	Decrease
DST Program Loans	15,241	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$290,379	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

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

Financial Assets and Liabilities Not Measured At Fair Value

As of March 31, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of March 31, 2025		As of December 31, 2024
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$89,223	$89,112	$89,223	$88,973
Liabilities:
Line of credit	3	$613,000	$613,000	$573,000	$573,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,489,774	2,441,512	2,489,442	2,419,471
Secured financings on investments in real estate debt securities	3	97,469	97,469	104,630	104,630
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

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

The Class T-R shares, Class D-R shares, Class I-R shares, Class S-PR shares, Class D-PR shares, and Class I-PR shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T-R shares, Class D-R shares, Class S-PR shares, and Class D-PR shares will be lower than the per share amount of distributions paid on Class I-R shares and Class I-PR shares because of the ongoing distribution fees payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares sold in our securities offerings.

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

During the three months ended March 31, 2025, we raised gross proceeds of approximately $78.1 million from the sale of approximately 6.1 million shares of our common stock in our securities offerings, including proceeds from our DRIP of approximately $21.5 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025		December 31, 2024
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	86,020	200,000	92,626
Class D-R, $0.01 par value per share	75,000	18,603	75,000	18,850
Class I-R, $0.01 par value per share	200,000	157,580	200,000	154,731
Class S-PR, $0.01 par value per share	425,000	6,144	425,000	3,451
Class D-PR, $0.01 par value per share	175,000	19	175,000	—
Class I-PR, $0.01 par value per share	425,000	3,033	425,000	1,316

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED MARCH 31, 2024
Balance as of December 31, 2023 (1)	162,838	20,410	105,358	—	—	—	288,606
Issuance of common stock:
Primary shares	753	196	538	—	—	—	1,487
DRIP	803	124	766	—	—	—	1,693
Stock grants, net of cancellations	—	—	88	—	—	—	88
Redemptions	(3,994)	(468)	(3,332)	—	—	—	(7,794)
Conversions	(35,249)	(239)	35,488	—	—	—	—
Forfeitures	—	—	(9)	—	—	—	(9)
Balance as of March 31, 2024 (1)	125,151	20,023	138,897	—	—	—	284,071
FOR THE THREE MONTHS ENDED MARCH 31, 2025
Balance as of December 31, 2024 (2)	92,626	18,850	154,731	3,451	—	1,316	270,974
Issuance of common stock:
Primary shares	—	—	—	2,780	23	1,611	4,414
DRIP	533	117	1,006	18	—	11	1,685
Stock grants, net of cancellations	—	—	144	—	—	—	144
Redemptions	(2,465)	(359)	(2,977)	(14)	—	—	(5,815)
Conversions	(4,674)	(5)	4,679	(91)	(4)	95	—
Forfeitures	—	—	(3)	—	—	—	(3)
Balance as of March 31, 2025	86,020	18,603	157,580	6,144	19	3,033	271,399
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2025
March 31	$0.15000	$16,726	$10,466	$21,449	$2,475	$51,116
Total	$0.15000	$16,726	$10,466	$21,449	$2,475	$51,116
2024
December 31	$0.15000	$16,457	$9,505	$21,490	$2,606	$50,058
September 30	0.15000	16,045	7,565	21,772	2,810	48,192
June 30	0.15000	16,430	6,331	22,114	3,082	47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.60000	$65,752	$25,636	$87,860	$12,094	$191,342
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T-R share, per Class D-R share, per Class I-R share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.

(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 12” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the three months ended March 31, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Number of shares redeemed	5,815	7,794
Aggregate dollar amount of shares redeemed	$74,041	$102,852
Average redemption price per share	$12.73	$13.20

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

The following table summarizes the redeemable noncontrolling interests activity for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$105,492	8,227	$114,310	8,346
Distributions to redeemable noncontrolling interests	(1,223)	—	(1,252)	—
Redemptions of redeemable noncontrolling interests	(3,063)	(239)	—	—
Net loss attributable to redeemable noncontrolling interests	(1,404)	—	(282)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	(362)	—	524	—
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	3,194	—	(2,290)	—
Ending balance	$102,634	7,988	$111,010	8,346
(1)	Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value, as of March 31, 2025 and 2024.

11. NONCONTROLLING INTERESTS

OP Units

As of each of March 31, 2025 and December 31, 2024, the Operating Partnership had issued OP Units to third-party investors, representing 18.1% of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Balance at beginning of the period	61,558	—
Issuance of units	—	9,741
Balance at end of the period	61,558	9,741

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of March 31, 2025 was $790.9 million. There were no OP Unit redemptions during the three months ended March 31, 2025 and 2024.

12. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended March 31,		Receivable (Payable) as of
(in thousands)	2025	2024	March 31, 2025	December 31, 2024
Selling commissions and dealer manager fees (1)	$406	$352	$—	$—
Ongoing distribution fees (1)(2)	3,994	3,746	(1,373)	(1,389)
Advisory fee—fixed component	16,555	17,007	(5,545)	(5,436)
Other expense reimbursements (3)(4)	3,483	3,288	(3,293)	(3,809)
Property accounting fee (5)	956	843	(347)	(300)
DST Program selling commissions, dealer manager fees and distribution fees (1)	786	1,418	(450)	(488)
Other DST Program related costs (4)	739	1,038	(112)	(123)
Development fees (6)	132	292	(132)	(25)
Total	$27,051	$27,984	$(11,252)	$(11,570)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $110.3 million and $110.1 million as of March 31, 2025 and December 31, 2024, respectively.
(3)	Other expense reimbursements include certain expenses incurred for organization and offering, acquisition, and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property.

(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include development acquisition fees relating to the BTC II B Partnership, which are included in investments in unconsolidated joint venture partnerships on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.3 million and $3.1 million for the three months ended March 31, 2025 and 2024, respectively, for such compensation expenses reimbursable to the Advisor.

13. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net loss attributable to common stockholders—basic	$(46,634)	$(9,678)
Net loss attributable to redeemable noncontrolling interests	(1,404)	(282)
Net loss attributable to noncontrolling interests	(10,592)	(208)
Net loss attributable to common stockholders—diluted	$(58,630)	$(10,168)
Weighted-average shares outstanding—basic	271,030	285,990
Incremental weighted-average shares outstanding—diluted	69,716	14,768
Weighted-average shares outstanding—diluted	340,746	300,758
Net loss per share attributable to common stockholders:
Basic	$(0.17)	$(0.03)
Diluted	$(0.17)	$(0.03)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	21,463	22,399
Increase in DST Program Loans receivable through DST Program capital raising	1,349	5,196
Issuances of OP Units for DST Interests	—	128,853
Increase in accrued future ongoing distribution fees	167	4,613
Decrease in accrued capital expenditures	(1,527)	(11,601)
Non-cash selling commissions and dealer manager fees	406	352

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility and financing deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Beginning of period:
Cash and cash equivalents	$25,148	$14,322
Restricted cash	3,649	620
Cash, cash equivalents and restricted cash	$28,797	$14,942
End of period:
Cash and cash equivalents	$22,484	$82,797
Restricted cash	3,783	29,046
Cash, cash equivalents and restricted cash	$26,267	$111,843

15. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2025, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of March 31, 2025.

16. SEGMENT FINANCIAL INFORMATION

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

The following table reflects our total consolidated assets by segment as of March 31, 2025 and December 31, 2024:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Assets:
Industrial real estate	$7,304,955	$7,355,177
Total segment assets	7,304,955	7,355,177
Corporate	204,754	225,834
Total assets	$7,509,709	$7,581,011

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Net loss attributable to common stockholders	(46,634)	(9,678)
Real estate-related depreciation and amortization	77,576	72,230
General and administrative expenses	4,868	4,475
Advisory fees	16,555	17,007
Acquisition costs and reimbursements	591	554
Equity in loss (income) from unconsolidated joint venture partnerships	24	(7)
Interest expense	69,888	55,701
Unrealized loss (gain) on financing obligations	835	(2,005)
Loss on extinguishment of debt	161	—
Gain on derivative instruments	(12)	(2,319)
Net gain on sale of real estate property	—	(37,342)
Other income and expenses	(1,665)	(2,571)
Net loss attributable to redeemable noncontrolling interests	(1,404)	(282)
Net loss attributable to noncontrolling interests	(10,592)	(208)
Net operating income	$110,191	$95,555

The following table sets forth consolidated financial results for the industrial real estate segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Rental revenues	$133,919	$120,264
Debt-related income	10,483	5,134
Rental expenses	(34,211)	(29,843)
Net operating income	$110,191	$95,555

17. SUBSEQUENT EVENTS

Issuance of OP Units

On April 1, 2025, 18.2 million OP Units were issued in exchange for DST Interests for a net investment of $234.4 million in accordance with our UPREIT structure. In addition, we paid $3.6 million in cash in exchange for DST Interests. The net carrying value of the related financing obligation liability and DST Program Loans was $280.7 million as of the date the OP Units were issued.

Renewal of Advisory Agreement

We, the Operating Partnership, and the Advisor previously entered into that certain Second Amended and Restated Advisory Agreement (2024), dated as of August 2, 2024 (the “2024 Advisory Agreement”). The term of the 2024 Advisory Agreement continued through April 30, 2025, subject to renewal for an unlimited number of one-year periods. The Company, the Operating Partnership and the Advisor renewed the 2024 Advisory Agreement on substantially the same terms through April 30, 2026, by entering into the Amended and Restated Advisory Agreement (2025) (the “2025 Advisory Agreement”), effective as of April 30, 2025. In addition, the 2025 Advisory Agreement reflects certain immaterial amendments to clarify the descriptions of certain services that will continue to be provided by the Advisor and certain fees and expenses for which the Advisor will continue to be paid and/or reimbursed, as well as to clarify the meanings of certain defined terms.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	Our ability to raise capital and effectively deploy the net proceeds raised in our securities offerings in accordance with our investment strategy and objectives;
●	The failure of properties to perform as we expect;
●	Risks associated with acquisitions, dispositions and development of properties;
●	Our failure to successfully integrate acquired properties and operations;
●	Unexpected delays or increased costs associated with any development projects;
●	The availability of cash flows from operating activities for distributions and capital expenditures;
●	Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
●	Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, changes in interest rates, developments related to tariffs and trade policies and the resulting impacts on market volatility and global trade and the conflicts in Ukraine and in the Middle East;
●	Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
●	Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
●	Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
●	Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
●	Changes in interest rates, operating costs, or greater than expected capital expenditures;
●	Changes to U.S. generally accepted accounting principles (“GAAP”); and
●	Our ability to continue to qualify as a REIT.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the three months ended March 31, 2025, we sold $50.4 million of gross interests related to the DST Program, $1.3 million of which were financed by DST Program Loans. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the three months ended March 31, 2025, we raised gross proceeds of approximately $78.1 million from the sale of approximately 6.1 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.

As of March 31, 2025, we directly owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet located in 30 markets throughout the U.S., with 430 customers, and was 94.8% occupied (95.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of March 31, 2025, our real estate portfolio included:

●	252 industrial buildings totaling approximately 54.4 million square feet comprised our operating portfolio, which includes stabilized properties, and was 95.2% occupied (95.6% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.7 years; and
●	Three industrial buildings totaling approximately 0.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of March 31, 2025, we owned and managed one industrial building in the pre-construction phase totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of March 31, 2025, we owned and managed one industrial building totaling approximately 0.7 million square feet and three buildings that were in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in a joint venture partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of March 31, 2025, we had debt security investments designated as available-for-sale debt securities with a fair value of $137.0 million and a cumulative unrealized gain of $1.1 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 3.2 years as of March 31, 2025.

As of March 31, 2025, we had seven debt-related investments comprised of floating-rate senior loans with an aggregate current commitment of $613.5 million, with a weighted-average remaining term of 1.7 years and a weighted-average interest rate of 8.26%, calculated based on Term SOFR plus a weighted-average margin of 3.95%. As of March 31, 2025, the outstanding principal amount and fair value were both $402.5 million.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $8.9 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.64 billion, representing a difference of approximately $1.3 billion, or 17.0%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of March 31, 2025 and December 31, 2024:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Investments in industrial properties	$8,938,950	$8,824,050
Investments in unconsolidated joint venture partnerships	20,741	21,168
Investments in real estate debt and securities	539,442	528,074
DST Program Loans	104,353	102,865
Cash and cash equivalents	22,484	25,148
Restricted cash	3,783	3,649
Other assets	91,844	89,291
Line of credit, term loans and mortgage notes	(4,252,846)	(4,212,520)
Secured financings on investments in real estate-related securities	(97,469)	(104,630)
Financing obligations associated with our DST Program	(861,729)	(809,582)
Other liabilities	(122,571)	(134,976)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,545)	(5,436)
Aggregate Fund NAV	$4,381,437	$4,327,101
Total Fund Interests outstanding	340,588	340,363

The following table sets forth the NAV per Fund Interest as of March 31, 2025:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class D-R Shares	Class I-R Shares (1)	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$4,381,437	$1,106,589	$239,327	$2,022,563	$79,043	$240	$39,012	$894,663
Fund Interests outstanding	340,588	86,020	18,603	157,223	6,144	19	3,033	69,546
NAV Per Fund Interest	$12.8643	$12.8643	$12.8643	$12.8643	$12.8643	$12.8643	$12.8643	$12.8643

(1) Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of March 31, 2025, we estimated approximately $110.3 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of March 31, 2025, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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

			Increase
			(Decrease) to
	Hypothetical		the Fair Value of Real
Input	Change		Properties
Exit capitalization rate (weighted-average)	0.25	% decrease	3.0%
	0.25	% increase	(2.8)%
Discount rate (weighted-average)	0.25	% decrease	2.0%
	0.25	% increase	(2.0)%

Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of March 31, 2025, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of March 31, 2025 was $67.3 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $67.3 million, or $0.20 per share, not taking into account all of the other items that impact our monthly NAV, as of March 31, 2025.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2025:

(in thousands)	As of March 31, 2025
Total stockholders' equity	$1,523,817
Noncontrolling interests	346,004
Total equity under GAAP	1,869,821

Adjustments:
Accrued distribution fee (1)	110,255
Redeemable noncontrolling interests (2)	102,634
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,360,032
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(2,792)
Accumulated depreciation and amortization (5)	1,020,106
Other adjustments (6)	(78,619)
Aggregate Fund NAV	$4,381,437
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)	Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.
(3)	Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)	Our investments in our unconsolidated joint venture partnerships are presented using the equity method of accounting in our condensed consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investments in our unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)	We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)	Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.

Performance

Our NAV increased from $12.71 per share as of December 31, 2024 to $12.86 per share as of March 31, 2025. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth and stabilizing capital markets.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of March 31, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.42)%	(2.42)%	1.77%	(2.11)%	8.00%	6.96%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.26)%	(3.26)%	(0.36)%	(2.48)%	8.22%	7.04%
Difference	0.84%	0.84%	2.13%	0.37%	(0.22)%	(0.08)%

Class T-R Share Total Return (without Sales Charge) (3)	2.18%	2.18%	6.57%	(0.59)%	9.00%	7.63%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.30%	1.30%	4.34%	(0.97)%	9.22%	7.70%
Difference	0.88%	0.88%	2.23%	0.38%	(0.22)%	(0.07)%

Class D-R Share Total Return (3)	2.32%	2.32%	7.17%	(0.03)%	9.56%	8.48%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.44%	1.44%	4.93%	(0.41)%	9.78%	8.56%
Difference	0.88%	0.88%	2.24%	0.38%	(0.22)%	(0.08)%

Class I-R Share Total Return (3)	2.38%	2.38%	7.42%	0.21%	9.92%	8.58%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.50%	1.50%	5.17%	(0.17)%	10.14%	8.66%
Difference	0.88%	0.88%	2.25%	0.38%	(0.22)%	(0.08)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of March 31, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (with Sales Charge) (3)	(2.43)%	(2.43)	n/a	n/a	n/a	(0.36)%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.27)%	(3.27)	n/a	n/a	n/a	(1.31)%
Difference	0.84%	0.84	n/a	n/a	n/a	0.95%

Class S-PR Share Total Return (without Sales Charge) (3)	2.17%	2.17	n/a	n/a	n/a	4.33%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.29%	1.29	n/a	n/a	n/a	3.35%
Difference	0.88%	0.88	n/a	n/a	n/a	0.98%

Class D-PR Share Total Return (with Sales Charge) (3)	n/a	0.78	n/a	n/a	n/a	0.78
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	(0.08)	n/a	n/a	n/a	(0.08)
Difference	n/a	0.86	n/a	n/a	n/a	0.86

Class D-PR Share Total Return (without Sales Charge) (3)	n/a	2.32	n/a	n/a	n/a	2.32
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	n/a	1.44	n/a	n/a	n/a	1.44
Difference	n/a	0.88	n/a	n/a	n/a	0.88

Class I-PR Share Total Return (3)	2.38%	2.38	n/a	n/a	n/a	4.85%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.50%	1.50	n/a	n/a	n/a	3.85%
Difference	0.88%	0.88	n/a	n/a	n/a	1.00%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Partial period returns are not calculated. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I-R shares and Class T-R shares (formerly designated as Class I shares and Class T shares, respectively) was November 1, 2017, which is when Class I-R and Class T-R shares of our common stock were first issued to third-party investors. The inception date for Class D-R shares (formerly designated as Class D shares) was July 2, 2018, which is when Class D-R shares of our common stock were first issued to third-party investors. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when Class I-PR shares and Class S-PR shares of our common stock were first issued to third-party investors. The inception date for Class D-PR shares was January 2, 2025 which is when Class D-PR shares of our common stock were first issued to third-party investors. Since inception returns are not annualized for share classes outstanding for less than one year.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T-R Share Total Return (with Sales Charge),” “Class S-PR Share Total Return (with Sales Charge),” and “Class D-PR Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T-R Share Total Return (without Sales Charge)”, “Class S-PR Share Total Return (without Sales Charge),” and “Class D-PR Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our securities offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

Commercial real estate property transaction volumes increased year over year across most major property types with enhanced liquidity from capital markets sources supporting market activity during the first quarter; however, the commercial real estate markets faced headwinds in the current quarter due to heightened interest rates and the uncertainty around the recent trade policy shifts.

Continued rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in the first quarter of 2025. Offsetting some of these challenges, there has been a significant decline in new industrial real estate development that began in 2023 and has continued benefitting the industrial real estate market. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2025 Activities

During the three months ended March 31, 2025, we completed the following activities:

●	Our NAV increased to $12.86 per share as of March 31, 2025 from $12.71 per share as of December 31, 2024. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this increase.
●	We raised $78.1 million of gross equity capital from our securities offerings. Additionally, we raised $50.4 million of gross capital through private placement offerings by selling DST Interests, $1.3 million of which were financed by DST Program Loans. We redeemed 5.8 million shares for an aggregate dollar amount of $74.0 million.
●	We leased approximately 1.8 million square feet, which included 0.5 million square feet of new and future leases and 1.3 million square feet of renewals through 20 separate transactions with an average annual base rent of $9.79 per square foot.
●	We amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. The amendment provides us with the ability from time to time to increase the aggregate size of the credit facility up to a total of $2.9 billion, subject to receipt of lender commitments and other conditions. The amendment also extends the maturity date of the revolving credit facility to March 11, 2029, subject to a one-year extension option and provides for a maturity date of the $600.0 million term loan of March 11, 2028, subject to two one-year extension options, each subject to certain conditions. The effective interest rate for the new $600.0 million term loan is calculated based on either: (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio.

Portfolio Information

As of March 31, 2025 and December 31, 2024, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	March 31, 2025	December 31, 2024
Portfolio data:
Total buildings (1)	255	255
Total rentable square feet	54,741	54,741
Total number of customers	430	424
Percent occupied of operating portfolio (2)	95.2%	93.1%
Percent occupied of total portfolio (2)	94.8%	92.6%
Percent leased of operating portfolio (2)	95.6%	95.0%
Percent leased of total portfolio (2)	95.3%	94.6%
(1)	Total buildings includes one building related to a development project that was completed during the year ended December 31, 2024.
(2)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three Months Ended March 31, 2025 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024, and for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	For the Three Months Ended				For the Three Months Ended March 31,
(in thousands, except per share data)	March 31, 2025	December 31, 2024	Change	% Change	2025	2024	Change	% Change
Revenues:
Rental revenues	$133,919	$125,235	$8,684	6.9%	$133,919	$120,264	$13,655	11.4%
Debt-related income	10,483	12,538	(2,055)	(16.4)%	10,483	5,134	5,349	NM
Total revenues	144,402	137,773	6,629	4.8%	144,402	125,398	19,004	15.2%
Operating expenses:
Rental expenses	34,211	31,678	2,533	8.0%	34,211	29,843	4,368	14.6%
Real estate-related depreciation and amortization	77,576	74,137	3,439	4.6%	77,576	72,230	5,346	7.4%
General and administrative expenses	4,868	3,778	1,090	28.9%	4,868	4,475	393	8.8%
Advisory fees	16,555	16,281	274	1.7%	16,555	17,007	(452)	(2.7)%
Acquisition costs and reimbursements	591	860	(269)	(31.3)%	591	554	37	6.7%
Total operating expenses	133,801	126,734	7,067	5.6%	133,801	124,109	9,692	7.8%
Other income (expenses):
Equity in (loss) income from unconsolidated joint venture partnerships	(24)	2,683	(2,707)	NM	(24)	7	(31)	NM
Interest expense	(69,888)	(71,073)	1,185	1.7%	(69,888)	(55,701)	(14,187)	(25.5)%
Unrealized (loss) gain on financing obligations	(835)	(1,053)	218	20.7%	(835)	2,005	(2,840)	NM
Unrealized gain on DST Program Loans	—	35	(35)	(100.0)%	—	—	—	—
(Loss) gain on extinguishment of debt and financing obligations, net	(161)	18,500	(18,661)	NM	(161)	—	(161)	NM
Gain (loss) on derivative instruments	12	(100)	112	NM	12	2,319	(2,307)	(99.5)%
Net gain on sale of real estate property	—	—	—	—%	—	37,342	(37,342)	(100.0)%
Other income and (expenses)	1,665	1,787	(122)	(6.8)%	1,665	2,571	(906)	(35.2)%
Total other income (expenses)	(69,231)	(49,221)	(20,010)	(40.7)%	(69,231)	(11,457)	(57,774)	NM
Net loss	(58,630)	(38,182)	(20,448)	(53.6)%	(58,630)	(10,168)	(48,462)	NM
Net loss attributable to redeemable noncontrolling interests	1,404	352	1,052	NM	1,404	282	1,122	NM
Net loss attributable to noncontrolling interests	10,592	6,293	4,299	68.3%	10,592	208	10,384	NM
Net loss attributable to common stockholders	$(46,634)	$(31,537)	$(15,097)	(47.9)%	$(46,634)	$(9,678)	$(36,956)	NM
Weighted-average shares outstanding—basic	271,030	270,352	678	0.3%	271,030	285,990	(14,960)	(5.2)%
Weighted-average shares outstanding—diluted	340,746	333,582	7,164	2.1%	340,746	300,758	39,988	13.3%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.17)	$(0.12)	$(0.05)	(41.7)%	$(0.17)	$(0.03)	$(0.14)	NM

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $6.6 million for the three months ended March 31, 2025, as compared to the previous quarter, driven by increases in rental revenues, partially offset by a decrease in debt-related income. Total revenues increased by approximately $19.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, driven by increases in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $8.7 million for the three months ended March 31, 2025, as compared to the previous quarter, due to leasing activity and rental rate increases for the three months ended March 31, 2025.

Rental revenues increased by approximately $13.7 million for the three months ended March 31, 2025, as compared to the same period in 2024, driven by increases in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio. See “Same Store Portfolio Results of Operations” below for further detail on same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income decreased by $2.1 million for the three months ended March 31, 2025, as compared to the previous quarter, primarily due to the origination of debt-related investments to our portfolio and associated origination fee income during the three months ended December 31, 2024, while we did not originate any debt-related investments during the three months ended March 31, 2025.

Total debt-related income increased by $5.3 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to the growth in our portfolio of debt-related securities and debt-related investments during 2024.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Substantially all of our industrial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. Total rental expenses increased by $2.5 million for the three months ended March 31, 2025, as compared to the previous quarter due to increased recoverable property and franchise taxes.

Total rental expenses increased by $4.4 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to the increase in recoverable property and franchise taxes related to the same store portfolio, as well as the increase in non-same store expenses related to the growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $3.4 million for the three months ended March 31, 2025, as compared to the previous quarter, primarily due to the timing of certain amortization accelerations.

Real estate-related depreciation and amortization expense increased by $5.3 million for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to growth in our portfolio and the stabilization of buildings during 2024.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by approximately $1.1 million for the three months ended March 31, 2025, as compared to the previous quarter, due to a $1.1 million increase in general and administrative expenses related to the timing of employee stock grants. The remaining operating expenses remained consistent for the three months ended March 31, 2025, as compared to the same period in 2024.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(20.0) million impact on our net income (loss) for the three months ended March 31, 2025, as compared to the previous quarter, primarily due to the following:

●	the $18.5 million gain on extinguishment of financing obligations related to our election to exercise our purchase option of certain properties in our DST Program during the three months ended December 31, 2024, while we did not exercise any purchase options during the three months ended March 31, 2025; and
●	a decrease in equity in income (loss) from our unconsolidated joint venture partnerships of $2.7 million related to the recognition of performance-based incentive fee income earned from the BTC II B Partnership during the three months ended December 31, 2024, while we did not recognize any performance-based incentive fee income from the BTC II B Partnership during the three months ended March 31, 2025.

Partially offset by:

●	a decrease in interest expense of $1.2 million for the three months ended March 31, 2025 as compared to the prior quarter, primarily due to fewer days in the first quarter and decreased master lease payments recorded as interest expense associated with our DST Program driven by extinguishment of financing obligations in the fourth quarter of 2024.

In aggregate, the remaining items that comprise our net income (loss) had a $(57.8) million impact on our net income (loss) for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the following:

●	the $37.3 million net gain on disposition of real estate properties related to the sale of four industrial properties during the three months ended March 31, 2024, while we had no dispositions in the same period of 2025;
●	an increase in interest expense of $14.2 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to (i) a $9.9 million increase in the consolidated indebtedness interest expense related to the addition of two mortgage notes and increased borrowing activity on our line of credit; (ii) a $6.7 million decrease in the amortization of the value of our financing obligations for the three months ended March 31, 2025; and (iii) a $4.1 million decrease in interest expense amounts capitalized for the three months ended March 31, 2025; partially offset by a $7.9 million decrease in master lease payments recorded as interest expense associated with our DST Program driven by extinguishment of financing obligations in the fourth quarter of 2024;

●	a $2.8 million decrease in unrealized gain (loss) on financing obligations for the three months ended March 31, 2025, as compared to the same period in the previous year, due to the decrease in the fair value of the financing obligations for which we have elected the fair value option; and
●	a $2.3 million decrease in gain on derivative instruments for the three months ended March 31, 2025, as compared to the same period of the previous year, primarily related to the changes in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes.

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

We evaluate the performance of consolidated operating properties we own and manage using a same store analysis because the population of properties in this analysis is consistent from period to period, thereby eliminating the effects of any material changes in the composition of the aggregate portfolio on performance measures. We have defined the same store portfolio to include consolidated operating properties owned for the entirety of both the current and prior reporting periods for which the operations had been stabilized. Unconsolidated properties are excluded from the same store portfolio because we account for our interests in our joint venture partnerships using the equity method of accounting; therefore, our proportionate share of income and loss is recognized in income (loss) of our unconsolidated joint venture partnerships on the condensed consolidated statements of operations. “Other properties” includes buildings not meeting the same store criteria. Our same store analysis may not be comparable to that of other real estate companies and should not be considered to be more relevant or accurate in evaluating our operating performance than current GAAP methodology.

The same store operating portfolio for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024 presented below included 249 buildings totaling approximately 53.8 million square feet owned as of October 1, 2024, which represented 98.3% of total rentable square feet, 98.7% of total rental revenues, and 98.9% of net operating income for the three months ended March 31, 2025. The same store operating portfolio for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 presented below included 237 buildings totaling approximately 50.2 million square feet owned as of January 1, 2024, which represented 91.7% of total rentable square feet, 93.1% of total rental revenues, and 93.6% of net operating income for the three months ended March 31, 2025.

The following table reconciles GAAP net income (loss) to same store property NOI for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024, and the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	For the Three Months Ended				For the Three Months Ended March 31,
(in thousands)	March 31, 2025	December 31, 2024	Change	% Change	2025	2024	Change	% Change
Net loss attributable to common stockholders	$(46,634)	$(31,537)	$(15,097)	(47.9)%	$(46,634)	$(9,678)	$(36,956)	NM
Debt-related income	(10,483)	(12,538)	2,055	16.4%	(10,483)	(5,134)	(5,349)	NM
Real estate-related depreciation and amortization	77,576	74,137	3,439	4.6%	77,576	72,230	5,346	7.4%
General and administrative expenses	4,868	3,778	1,090	28.9%	4,868	4,475	393	8.8%
Advisory fees	16,555	16,281	274	1.7%	16,555	17,007	(452)	(2.7)%
Acquisition costs and reimbursements	591	860	(269)	(31.3)%	591	554	37	6.7%
Equity in loss (income) from unconsolidated joint venture partnerships	24	(2,683)	2,707	NM	24	(7)	31	NM
Interest expense	69,888	71,073	(1,185)	(1.7)%	69,888	55,701	14,187	25.5%
Unrealized loss (gain) on financing obligations	835	1,053	(218)	(20.7)%	835	(2,005)	2,840	NM
Unrealized (gain) on DST Program Loans	—	(35)	35	100.0%	—	—	—	—%
(Loss) gain on extinguishment of debt and financing obligations, net	161	(18,500)	18,661	NM	161	—	161	—
(Gain) loss on derivative instruments	(12)	100	(112)	NM	(12)	(2,319)	2,307	99.5%
Net gain on sale of real estate property	—	—	—	—%	—	(37,342)	37,342	100.0%
Other income and expenses	(1,665)	(1,787)	122	6.8%	(1,665)	(2,571)	906	35.2%
Net loss attributable to redeemable noncontrolling interests	(1,404)	(352)	(1,052)	NM	(1,404)	(282)	(1,122)	NM
Net loss attributable to noncontrolling interests	(10,592)	(6,293)	(4,299)	(68.3)%	(10,592)	(208)	(10,384)	NM
Property net operating income	$99,708	$93,557	$6,151	6.6%	$99,708	$90,421	$9,287	10.3%
Less: Non-same store property NOI	1,141	243	898	NM	6,390	2,432	3,958	NM
Same store property NOI	$98,567	$93,314	$5,253	5.6%	$93,318	$87,989	$5,329	6.1%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended March 31, 2025 as compared to the three months ended December 31, 2024, and for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	For the Three Months Ended				For the Three Months Ended
(in thousands)	March 31, 2025	December 31, 2024	Change	% Change	March 31, 2025	March 31, 2024	Change	% Change
Rental revenues:
Same store operating properties	$132,228	$124,818	$7,410	5.9%	$124,738	$117,046	$7,692	6.6%
Other properties	1,691	417	1,274	NM	9,181	3,218	5,963	NM
Total rental revenues	133,919	125,235	8,684	6.9%	133,919	120,264	13,655	11.4%
Rental expenses:
Same store operating properties	(33,661)	(31,504)	(2,157)	(6.8)%	(31,420)	(29,057)	(2,363)	(8.1)%
Other properties	(550)	(174)	(376)	NM	(2,791)	(786)	(2,005)	NM
Total rental expenses	(34,211)	(31,678)	(2,533)	(8.0)%	(34,211)	(29,843)	(4,368)	(14.6)%
Net operating income:
Same store operating properties	98,567	93,314	5,253	5.6%	93,318	87,989	5,329	6.1%
Other properties	1,141	243	898	NM	6,390	2,432	3,958	NM
Total property net operating income	$99,708	$93,557	$6,151	6.6%	$99,708	$90,421	$9,287	10.3%

NM = Not meaningful

Rental Revenues. Same store rental revenues increased by $7.4 million for the three months ended March 31, 2025, as compared to the previous quarter, driven by rental rate growth and increased recovery revenue, partially offset by increased bad debt reserves for the three months ended March 31, 2025. Non-same store rental revenues increased by $1.3 million for the three months ended March 31, 2025, as compared to the previous quarter, due to the acquisition or completion of three buildings and stabilization of one building since October 1, 2024.

Same store rental revenues increased by $7.7 million for the three months ended March 31, 2025 as compared to the same period in 2024, primarily due to rental rate growth and increased recovery revenues, partially offset by increased bad debt reserves and a decrease in average occupancy for the three months ended March 31, 2025. Non-same store rental revenues increased by $6.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to the acquisition or completion of 11 buildings since January 1, 2024, as well as seven buildings we acquired in 2023 and stabilized in 2024.

Rental Expenses. Same store rental expenses increased by $2.2 million for the three months ended March 31, 2025, as compared to the previous quarter, primarily due to an increase in recoverable property and franchise taxes and property management fees, partially offset by a decrease in non-recoverable rental expenses.

Same store rental expenses increased by $2.4 million for the three months ended March 31, 2025, as compared to the same period in 2024, primarily due to an increase in recoverable property taxes and certain repair and maintenance costs. Non-same store rental expenses increased by $2.0 million for the three months ended March 31, 2025, as compared to the same period in 2024, due to the growth in our portfolio described above.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
GAAP net loss	$(58,630)	$(10,168)
Weighted-average shares outstanding—diluted	340,746	300,758
GAAP net loss per common share—diluted	$(0.17)	$(0.03)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	77,576	72,230
Net gain on sale of real estate property	—	(37,342)
Our share of adjustments from unconsolidated joint venture partnerships	62	47
FFO	$19,008	$24,767
FFO per common share—diluted	$0.06	$0.08
Adjustments to arrive at AFFO:
Unrealized loss on financial instruments (1)	3,452	824
Decrease in financing obligation liability appreciation	—	(6,664)
AFFO	$22,460	$18,927

(1)	Unrealized loss on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of March 31, 2025, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.3 billion, with $985.1 million becoming payable within the next 12 months, though the terms of the associated loan agreements for $617.3 million of these borrowings can be extended pursuant to one one-year extension option, subject to certain conditions, and the terms of the associated loan agreements for the remaining $367.8 million of these borrowings can be extended pursuant to two one-year extension options, subject to certain conditions. As of March 31, 2025, we had $42.5 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of March 31, 2025, we had $10.9 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the three months ended March 31, 2025, we raised $78.1 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $74.0 million. As of March 31, 2025, we had cash and cash equivalents of $22.5 million and leverage of 45.6%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2025. As of March 31, 2025, we owned and managed a real estate portfolio that included 255 industrial buildings totaling approximately 54.7 million square feet, with a diverse roster of 430 customers, large and small, spanning a multitude of industries and sectors across 30 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 94.8% occupied (95.3% leased) with a weighted-average remaining lease term (based on square feet) of 3.8 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Three Months Ended March 31,
(in thousands)	2025	2024	Change
Total cash provided by (used in):
Operating activities	$20,552	$13,637	$6,915
Investing activities	(26,955)	14,297	(41,252)
Financing activities	3,873	68,967	(65,094)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,530)	$96,901	$(99,431)

Cash provided by operating activities during the three months ended March 31, 2025 increased by approximately $6.9 million as compared to the same period in 2024, primarily as a result of (i) a $9.3 million increase in the property NOI for the three months ended March 31, 2025; and (ii) a $5.7 million increase in our debt-related income excluding origination fees for the three months ended March 31, 2025; partially offset by an increase in interest expense related to our consolidated indebtedness as a result of increased borrowings and the effect of increased interest rates on certain variable rate debt.

Cash used in investing activities during the three months ended March 31, 2025 increased by approximately $41.3 million as compared to the same period in 2024, primarily due to (i) the $103.7 million of net proceeds from the sale of four industrial properties during the three months ended March 31, 2024, while no buildings were sold during the same period in 2025; partially offset by (i) the purchase of $30.8 million of available-for-sale debt securities during the three months ended March 31, 2024, while there were no purchases of available-for-sale debt securities during the first quarter of 2025; (ii) a net decrease of $14.9 million in investments in debt-related investments for the three months ended March 31, 2025 as compared to the same period in 2024; and (iii) a net decrease of $14.1 million in capital expenditure activity related to decreased development activity during the three months ended March 31, 2025.

Cash provided by financing activities during the three months ended March 31, 2025 decreased by approximately $65.1 million as compared to the same period in 2024, primarily driven by (i) a net decrease in borrowings and secured financings of $84.4 million; (ii) a net increase of debt issuance costs and interest cap rate premiums paid of $22.4 million; and (iii) a $13.7 million net decrease in proceeds from financing obligations associated with the DST Program; partially offset by (a) a net increase in capital raise of $36.4 million for the three months ended March 31, 2025 as compared to the same period in 2024; and (b) a $28.8 million decrease in redemptions of shares of our common stock for the three months ended March 31, 2025 as compared to the same period in 2024.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of March 31, 2025, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $613.0 million outstanding under our line of credit with an effective interest rate of 5.38%, which includes the effect of interest rate cap agreements. Additionally, as of March 31, 2025, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.62%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $387.0 million as of March 31, 2025. Our $1.0 billion line of credit matures in March 2029 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027. Our $600.0 million term loan matures in March 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of March 31, 2025, we had property-level borrowings of approximately $2.5 billion of principal outstanding with a weighted-average remaining term of 1.6 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.69%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of March 31, 2025.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 45.6% as of March 31, 2025. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of March 31, 2025, we had $805.6 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the three months ended March 31, 2025, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $78.1 million ($76.8 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the three months ended March 31, 2025, approximately 40.2% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 59.8% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 42.0% were funded with proceeds from shares issued pursuant to our DRIP and 17.8% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the second quarter of 2025, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or April 30, 2025, May 30, 2025 and June 30, 2025 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.15 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.05 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the second quarter of 2025 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$29,667	58.0%	$22,651	50.2%
Reinvested in shares	21,449	42.0	22,484	49.8
Total	$51,116	100.0%	$45,135	100.0%
Sources of Distributions
Cash flows from operating activities	$20,552	40.2%	$13,637	30.2%
Borrowings	9,115	17.8	9,014	20.0
DRIP (2)	21,449	42.0	22,484	49.8
Total	$51,116	100.0%	$45,135	100.0%
(1)	Includes (i) distributions paid to noncontrolling interest holders and (ii) ongoing distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 12 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the three months ended March 31, 2025 and 2024, our FFO was $19.0 million and $24.8 million, respectively, compared to total gross distributions of $51.1 million and $45.1 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the three months ended March 31, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Number of shares redeemed	5,815	7,794
Aggregate dollar amount of shares redeemed	$74,041	$102,852
Average redemption price per share	$12.73	$13.20

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

SUBSEQUENT EVENTS

See “Note 17 to the Condensed Consolidated Financial Statements” for information regarding subsequent events.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. As of March 31, 2025, our critical accounting estimates have not changed from those described in our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of March 31, 2025, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of March 31, 2025, our fixed interest rate debt consisted of $300.0 million under our $550.0 million term loan and $525.0 million of borrowings under our $600.0 million term loan, which were effectively fixed through the use of interest swap agreements, and $1.2 billion of principal borrowings under five of our mortgage notes. In total, our fixed rate debt represented approximately 46.7% of our total consolidated debt as of March 31, 2025. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of March 31, 2025, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.9 billion and $2.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on March 31, 2025. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of March 31, 2025, our consolidated variable interest rate debt consisted of $613.0 million under our line of credit, $325.0 million under our term loans, and $1.3 billion under four of our mortgage notes, which represented 53.3% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of March 31, 2025, we were exposed to market risks related to fluctuations in interest rates on $2.3 billion of consolidated borrowings; however, $1.8 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of March 31, 2025, would increase our annual interest expense by approximately $2.8 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $613.5 million and aggregate outstanding principal of $402.5 million as of March 31, 2025, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of March 31, 2025, we had 25 outstanding derivative instruments with a total current notional amount of $3.0 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

Variable Interest Rate Debt Investments. In the case of a significant increase in interest rates, additional debt service payments due from our borrowers may strain the operating cash flows of the real estate assets underlying our mortgages and, potentially, contribute to non-performance or, in severe cases, default, which may be mitigated by borrower purchased interest rate caps. Alternatively, in the case of a significant decrease in interest rates, our debt-related investments could be adversely impacted and interest income from our debt-related investments could decrease substantially, which could reduce the effectiveness of our interest rate risk strategy, described above.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K which could materially affect our business, financial condition, and/or future results. The risks described in our 2024 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in our 2024 Form 10-K.

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

During the three months ended March 31, 2025, we issued and sold approximately 2.8 million Class S-PR shares, 1.6 million Class I-PR shares and 23,000 Class D-PR shares, and generated gross aggregate proceeds of $57.0 million in connection with the Private Offering. During the three months ended March 31, 2025, aggregate upfront selling commissions and dealer manager fees of $0.4 million were paid in connection with the Private Offering.

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

The table below summarizes the redemption activity for the three months ended March 31, 2025, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
January 31, 2025	1,817	$12.69	1,817	—
February 28, 2025	2,177	12.71	2,177	—
March 31, 2025 (3)	1,821	12.81	1,821	—
Total	5,815	$12.73	5,815	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in March 2025 are considered redeemed on April 1, 2025 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $72.5 million of shares of common stock for the three months ended March 31, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Third Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.1*

Second Amendment to Third Amended and Restated Credit Agreement, dated March 11, 2025, by and among AIREIT Operating Partnership LP, as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and each of the guarantors and lenders party thereto.

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
101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed on May 9, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

May 9, 2025	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

May 9, 2025	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)