Form 10-Q
period 2025-06-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2025-08-13
CIK 1625941

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 6, 2025, there were 78,847,786 shares of the registrant’s Class T-R common stock, 18,223,521 shares of the registrant’s Class D-R common stock, 159,076,609 shares of the registrant’s Class I-R common stock, 10,657,041 shares of the registrant’s Class S-PR common stock, 29,104 shares of the registrant’s Class D-PR common stock, and 7,279,946 shares of the registrant’s Class I-PR common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
(in thousands, except per share data)	2025	2024
	(unaudited)
ASSETS
Net investment in real estate properties	$6,698,147	$6,739,818
Investments in unconsolidated joint venture partnerships	19,591	23,526
Investments in real estate debt and securities, at fair value	480,766	528,074
Cash and cash equivalents	41,281	25,148
Restricted cash	9,756	3,649
Derivative instruments	41,849	69,739
DST Program Loans (includes $17,391 and $13,892 at fair value as of June 30, 2025 and December 31, 2024, respectively)	67,134	103,115
Other assets	91,233	87,942
Total assets	$7,449,757	$7,581,011
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$76,504	$86,762
Debt, net	4,261,163	4,183,480
Secured financings on investments in real estate debt securities	95,402	104,630
Intangible lease liabilities, net	54,437	61,407
Financing obligations, net (includes $334,560 and $239,982 at fair value as of June 30, 2025 and December 31, 2024, respectively)	650,600	875,842
Distribution fees payable to affiliates	125,266	110,088
Other liabilities	60,838	61,200
Total liabilities	5,324,210	5,483,409
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	102,253	105,492
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 9)	2,734	2,710
Additional paid-in capital	3,047,308	2,950,215
Accumulated deficit and distributions	(1,486,743)	(1,358,679)
Accumulated other comprehensive income	9,913	28,773
Total stockholders’ equity	1,573,212	1,623,019
Noncontrolling interests	450,082	369,091
Total equity	2,023,294	1,992,110
Total liabilities and equity	$7,449,757	$7,581,011

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Revenues:
Rental revenues	$135,931	$122,077	$269,850	$242,341
Debt-related income	10,855	7,709	21,338	12,843
Total revenues	146,786	129,786	291,188	255,184
Operating expenses:
Rental expenses	32,642	31,139	66,853	60,982
Real estate-related depreciation and amortization	73,530	72,216	151,106	144,446
General and administrative expenses	3,794	4,749	8,662	9,224
Advisory fees	16,583	16,495	33,138	33,502
Acquisition costs and reimbursements	614	642	1,205	1,196
Total operating expenses	127,163	125,241	260,964	249,350
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	38	18	14	25
Interest expense	(67,305)	(63,448)	(137,193)	(119,149)
Unrealized (loss) gain on financing obligations	(1,485)	95	(2,320)	2,100
Unrealized loss on DST Program Loans	—	(245)	—	(245)
Gain on extinguishment of debt and financing obligations, net	41,001	—	40,840	—
Gain on derivative instruments	611	677	623	2,996
Net gain on sale of real estate property	—	6,187	—	43,529
Other income and expenses	1,236	2,227	2,901	4,798
Total other income (expenses)	(25,904)	(54,489)	(95,135)	(65,946)
Net loss	(6,281)	(49,944)	(64,911)	(60,112)
Net loss attributable to redeemable noncontrolling interests	138	1,304	1,542	1,586
Net loss attributable to noncontrolling interests	1,380	5,270	11,972	5,478
Net loss attributable to common stockholders	$(4,763)	$(43,370)	$(51,397)	$(53,048)
Weighted-average shares outstanding—basic	273,015	277,521	272,025	281,755
Weighted-average shares outstanding—diluted	360,065	319,660	350,456	310,209
Net loss attributable to common stockholders per common share—basic and diluted	$(0.02)	$(0.16)	$(0.19)	$(0.19)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss	$(6,281)	$(49,944)	$(64,911)	$(60,112)
Change from cash flow hedging activities	(8,218)	(865)	(22,841)	17,515
Change from activities related to available-for-sale debt securities	255	(515)	(260)	(42)
Comprehensive loss	(14,244)	(51,324)	(88,012)	(42,639)
Comprehensive loss attributable to redeemable noncontrolling interests	314	1,340	2,080	1,099
Comprehensive loss attributable to noncontrolling interests	3,129	5,416	16,456	5,221
Comprehensive loss attributable to common stockholders	$(10,801)	$(44,568)	$(69,476)	$(36,319)

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
				Accumulated	Other
	Common Stock		Additional	Deficit	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	and Distributions	Income (Loss)	Interests	Total Equity
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024	284,071	$2,841	$2,851,223	$(1,142,991)	$52,465	$60,788	$1,824,326
Net loss (excludes $1,304 attributable to redeemable noncontrolling interests)	—	—	—	(43,370)	—	(5,270)	(48,640)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $37 attributable to redeemable noncontrolling interests)	—	—	—	—	(1,197)	(146)	(1,343)
Issuance of common stock	3,167	32	39,835	—	—	—	39,867
Share-based compensation, net of cancellations	(4)	—	776	—	—	—	776
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,336)	—	—	—	(1,336)
Trailing distribution fees	—	—	2,571	3,082	—	(23,389)	(17,736)
Redemptions of common stock	(13,959)	(140)	(176,180)	—	—	—	(176,320)
Issuances of OP Units for DST Interests	—	—	—	—	—	307,321	307,321
Distributions declared (excludes $1,252 attributable to redeemable noncontrolling interests)	—	—	—	(41,626)	—	(5,079)	(46,705)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(575)	—	—	—	(575)
Reallocation of stockholders' equity and noncontrolling interests	—	—	132,180	—	(5,121)	(127,059)	—
Balance as of June 30, 2024	273,275	$2,733	$2,848,494	$(1,224,905)	$46,147	$207,166	$1,879,635
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	271,399	$2,714	$2,947,854	$(1,443,488)	$16,737	$346,004	$1,869,821
Net loss (excludes $138 attributable to redeemable noncontrolling interests)	—	—	—	(4,763)	—	(1,380)	(6,143)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $176 attributable to redeemable noncontrolling interests)	—	—	—	—	(6,038)	(1,749)	(7,787)
Issuance of common stock	7,286	73	94,263	—	—	—	94,336
Share-based compensation, net of cancellations	—	—	619	—	—	—	619
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,494)	—	—	—	(2,494)
Trailing distribution fees	—	—	(2,106)	2,463	—	(15,368)	(15,011)
Redemptions of common stock	(5,295)	(53)	(68,091)	—	—	—	(68,144)
Issuances of OP Units for DST Interests	—	—	—	—	—	234,403	234,403
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $1,195 attributable to redeemable noncontrolling interests)	—	—	—	(40,955)	—	(11,869)	(52,824)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(2,318)	—	—	—	(2,318)
Redemptions of noncontrolling interests	—	—	—	—	—	(22,354)	(22,354)
Reallocation of stockholders' equity and noncontrolling interests	—	—	79,581	—	(786)	(78,795)	—
Balance as of June 30, 2025	273,390	$2,734	$3,047,308	$(1,486,743)	$9,913	$450,082	$2,023,294

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Stockholders’ Equity
					Accumulated
					Other
	Common Stock		Additional	Accumulated	Comprehensive	Noncontrolling
(in thousands)	Shares	Amount	Paid-In Capital	Deficit	Income (Loss)	Interests	Total Equity
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net loss (excludes $1,586 attributable to redeemable noncontrolling interests)	—	—	—	(53,048)	—	(5,478)	(58,526)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $487 attributable to redeemable noncontrolling interests)	—	—	—	—	16,729	257	16,986
Issuance of common stock	6,500	65	82,214	—	—	—	82,279
Share-based compensation, net of cancellations	(78)	(1)	950	—	—	—	949
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,067)	—	—	—	(3,067)
Trailing distribution fees	—	—	3,363	6,678	—	(32,390)	(22,349)
Redemptions of common stock	(21,753)	(217)	(278,955)	—	—	—	(279,172)
Issuances of OP Units for DST Interests	—	—	—	—	—	436,174	436,174
Distributions declared (excludes $2,504 attributable to redeemable noncontrolling interests)	—	—	—	(84,526)	—	(6,062)	(90,588)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	1,715	—	—	—	1,715
Reallocation of stockholders' equity and noncontrolling interests	—	—	191,945	—	(6,298)	(185,647)	—
Balance as of June 30, 2024	273,275	$2,733	$2,848,494	$(1,224,905)	$46,147	$207,166	$1,879,635
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110
Net loss (excludes $1,542 attributable to redeemable noncontrolling interests)	—	—	—	(51,397)	—	(11,972)	(63,369)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $538 attributable to redeemable noncontrolling interests)	—	—	—	—	(18,079)	(4,484)	(22,563)
Issuance of common stock	13,619	136	172,337	—	—	—	172,473
Share-based compensation, net of cancellations	(93)	(1)	860	—	—	—	859
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,863)	—	—	—	(3,863)
Trailing distribution fees	—	—	(4,087)	4,938	—	(16,029)	(15,178)
Redemptions of common stock	(11,110)	(111)	(142,074)	—	—	—	(142,185)
Issuances of OP Units for DST Interests	—	—	—	—	—	234,403	234,403
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $2,418 attributable to redeemable noncontrolling interests)	—	—	—	(81,605)	—	(21,112)	(102,717)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(5,512)	—	—	—	(5,512)
Redemptions of noncontrolling interests (excludes $3,063 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(22,354)	(22,354)
Reallocation of stockholders' equity and noncontrolling interests	—	—	79,432	—	(781)	(78,651)	—
Balance as of June 30, 2025	273,390	$2,734	$3,047,308	$(1,486,743)	$9,913	$450,082	$2,023,294

See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net loss	$(64,911)	$(60,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	151,106	144,446
Amortization of deferred financing costs	8,414	6,037
Decrease in financing obligation liability appreciation	—	(6,664)
Equity in income from unconsolidated joint venture partnerships	(14)	(25)
Loss on changes in fair value of interest rate caps	4,721	7,296
Amortization of interest rate cap premiums	9,085	5,135
Unrealized loss (gain) on financing obligations	2,320	(2,100)
Paid-in-kind interest on borrowings	277	1,975
Paid-in-kind interest on investments in real estate debt and securities	(6,659)	(2,437)
Origination fee income from debt-related investments	—	(748)
Unrealized loss on DST Program Loans	—	245
Straight-line rent and amortization of above- and below-market leases	(16,440)	(16,298)
Gain on extinguishment of debt and financing obligations, net	(40,840)	—
Net gain on sale of real estate property	—	(43,529)
Other	3,991	1,258
Changes in operating assets and liabilities
Other assets, accounts payable and accrued liabilities and other liabilities	(3,317)	(7,509)
Net cash provided by operating activities	47,733	26,970
Investing activities:
Real estate acquisitions	(65,269)	(148,804)
Proceeds from disposition of real estate properties	—	207,822
Capital expenditures	(41,517)	(69,452)
Investments in debt-related investments	(47,257)	(76,547)
Investments in unconsolidated joint venture partnerships	(1,753)	(26)
Distributions from joint venture partnerships	5,702	—
Purchases of available-for-sale debt securities	—	(94,437)
Collection of principal on available-for-sale debt securities	4,588	1,848
Collection of principal on debt-related investments	96,736	—
Origination fees received on debt-related investments	—	748
Other	—	204
Net cash used in investing activities	(48,770)	(178,644)
Financing activities:
Proceeds from line of credit	361,284	480,000
Repayments of line of credit	(711,284)	(962,000)
Proceeds from term loan	109,000	—
Repayments of term loan	(109,000)	—
Net (repayments of) proceeds from secured funding agreement	(9,228)	64,501
Proceeds from mortgage note	563,955	799,458
Repayments of mortgage note	(120,085)	—
Debt issuance costs paid	(25,574)	(16,851)
Interest rate cap premiums	(18,653)	(4,738)
Proceeds from issuance of common stock, net	128,708	36,925
Proceeds from financing obligations, net	88,759	104,186
Offering costs paid in connection with issuance of common stock and private placements	(2,004)	(2,553)
Cash payout of DST Interests	(3,567)	—
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(52,372)	(39,563)
Distribution fees paid to affiliates	(8,363)	(7,939)
Redemptions of common stock	(142,185)	(279,172)
Redemptions of redeemable noncontrolling interests and noncontrolling interests	(24,919)	(1,000)
Other	(1,195)	—
Net cash provided by financing activities	23,277	171,254
Net increase in cash, cash equivalents and restricted cash	22,240	19,580
Cash, cash equivalents and restricted cash, at beginning of period	28,797	14,942
Cash, cash equivalents and restricted cash, at end of period	$51,037	$34,522

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain items in our condensed consolidated statements of cash flows for the six months ended June 30, 2024 have been reclassified to conform to the 2025 presentation.

3. INVESTMENTS IN REAL ESTATE PROPERTIES

As of June 30, 2025 and December 31, 2024, our consolidated investment in real estate properties consisted of 258 and 255 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction as of June 30, 2025 and one building in the pre-construction phase as of December 31, 2024.

	As of
(in thousands)	June 30, 2025	December 31, 2024
Land	$1,356,957	$1,346,285
Building and improvements (1)	5,885,120	5,822,340
Intangible lease assets	555,839	535,210
Construction in progress	72,933	56,747
Investment in real estate properties	7,870,849	7,760,582
Less accumulated depreciation and amortization	(1,172,702)	(1,020,764)
Net investment in real estate properties	$6,698,147	$6,739,818

(1) Includes site improvements.

Acquisitions

During the six months ended June 30, 2025, we acquired 100% of the following properties, which were determined to be asset acquisitions:

		Number of	Total Purchase
($ in thousands)	Acquisition Date	Buildings	Price (1)
2025 Acquisitions
Philadelphia Commerce Center	4/17/2025	1	$10,531
Creekside Commerce Center I & II	5/13/2025	2	54,614
Total Acquisitions		3	$65,145
(1)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 acquisitions.

During the six months ended June 30, 2025, we allocated the purchase price of our acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

For the Six Months Ended
(in thousands)	June 30, 2025
Land	$10,670
Building and improvements (1)	48,770
Intangible lease assets	7,857
Above-market lease assets	549
Below-market lease liabilities	(2,701)
Total purchase price (2)	$65,145
(1)	Includes site improvements.
(2)	Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 acquisitions.

The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2025, as of the respective date of each acquisition, was 4.9 years.

Dispositions

We did not sell any buildings during the six months ended June 30, 2025. During the six months ended June 30, 2024, we sold 10 industrial buildings for aggregate net proceeds of approximately $207.8 million. We recorded a net gain on sale of approximately $43.5 million.

Intangible Lease Assets and Liabilities

Intangible lease assets and liabilities as of June 30, 2025 and December 31, 2024 included the following:

	As of June 30, 2025			As of December 31, 2024
		Accumulated			Accumulated
(in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Intangible lease assets (1)	$542,501	$(340,236)	$202,265	$522,421	$(307,499)	$214,922
Above-market lease assets (1)	13,338	(8,184)	5,154	12,789	(7,353)	5,436
Below-market lease liabilities	(137,063)	82,626	(54,437)	(134,362)	72,955	(61,407)
(1)	Included in net investment in real estate properties on the condensed consolidated balance sheets.

Rental Revenue Adjustments and Depreciation and Amortization Expense

The following table summarizes straight-line rent adjustments, amortization recognized as an increase (decrease) to rental revenues from above- and below-market lease assets and liabilities, and real estate-related depreciation and amortization expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$4,672	$4,009	$7,601	$8,224
Above-market lease amortization	(414)	(417)	(832)	(856)
Below-market lease amortization	3,974	4,414	9,671	8,930
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$57,944	$54,758	$118,370	$108,516
Intangible lease asset amortization	15,586	17,458	32,736	35,930

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS

The following table summarizes our investments in unconsolidated joint venture partnerships, which consist of Build-To-Core Industrial Partnership II Tranche B LP (the “BTC II B Partnership”) and Ares QR Industrial Partnership III LP (the “QR III Partnership”):

	As of				Investments in Unconsolidated
	June 30, 2025		December 31, 2024		Joint Venture Partnerships as of
	Ownership	Number of	Ownership	Number of	June 30,	December 31,
($ in thousands)	Percentage	Buildings (1)	Percentage	Buildings (1)	2025	2024
BTC II B Partnership	8.0%	1	8.0%	1	$19,511	$23,433
QR III Partnership	8.0	—	8.0	—	80	93
Total JV Partnerships		1		1	$19,591	$23,526
(1)	Represents acquired or completed buildings. As of both June 30, 2025 and December 31, 2024, the BTC II B Partnership also owned three industrial buildings that were either under construction or in the pre-construction phase.

5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES

Debt-Related Investments

The following table summarizes our debt-related investments as of June 30, 2025 and December 31, 2024:

			Weighted-Average	Weighted-Average
($ in thousands)	Fair Value	Outstanding Principal	Interest Rate	Remaining Life (Years)
As of June 30, 2025
Senior loans	$345,858	$345,858	8.51%	1.90
Total debt-related investments	$345,858	$345,858	8.51%	1.90

As of December 31, 2024
Senior loans	$388,662	$388,662	8.26%	2.00
Total debt-related investments	$388,662	$388,662	8.26%	2.00

During the six months ended June 30, 2025, we received $96.7 million of full principal repayments on two senior loan debt-related investments. We did not receive any principal repayments on senior loan debt-related investments during the six months ended June 30, 2024.

Available-for-Sale Debt Securities

As of June 30, 2025 and December 31, 2024, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.9 years and 3.5 years as of June 30, 2025 and December 31, 2024, respectively. There were no credit losses associated with our available-for-sale debt securities as of June 30, 2025 or December 31, 2024. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2025 and December 31, 2024:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of June 30, 2025	$134,900	$133,513	$1,387	$1,395	$134,908
As of December 31, 2024	$139,488	$137,757	$1,731	$1,655	$139,412
(1)	Face amount is presented net of repayments.
(2)	Represents cumulative unrealized gain (loss) beginning from acquisition date.

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

	Weighted-Average Effective
	Interest Rate as of			Balance as of
	June 30,	December 31,		June 30,	December 31,
($ in thousands)	2025	2024	Maturity Date	2025	2024
Line of credit (1)	4.39%	5.36%	March 2029	$223,000	$573,000
Term loan (2)	3.85	3.85	March 2027	550,000	550,000
Term loan (3)	3.40	3.62	March 2028	600,000	600,000
Fixed-rate mortgage notes (4)	4.02	4.02	July 2025 - January 2029	1,162,720	1,162,720
Floating-rate mortgage notes (5)	5.05	5.29	July 2025 - April 2027	1,771,150	1,326,722
Total principal amount / weighted-average (6)	4.35%	4.52%		$4,306,870	$4,212,442
Less unamortized debt issuance costs				(45,772)	(29,040)
Add unamortized mark-to-market adjustment on assumed debt				65	78
Total debt, net				$4,261,163	$4,183,480
Gross book value of properties encumbered by debt				$4,515,789	$3,868,817
(1)	The effective interest rate is calculated based on either (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of June 30, 2025, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were $777.0 million and $630.3 million, respectively.
(2)	The effective interest rate is calculated based on either (i) Term SOFR plus a SOFR adjustment between 10 and 25 basis points, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of June 30, 2025, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)	The effective interest rate is calculated based on either (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of June 30, 2025, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)	Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. As of June 30, 2025, borrowings under a $222.3 million mortgage note amounted to $204.0 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)	The effective interest rates are calculated based on either Term SOFR or Adjusted Term SOFR plus a margin ranging from 1.50% to 2.33% and include the effects of interest rate cap agreements.
(6)	The weighted-average remaining term of our consolidated debt was approximately 1.8 years as of June 30, 2025, excluding any extension options on the line of credit and certain of our mortgage notes.

In March 2025, we amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. In connection with the amendment, we recognized $0.2 million as a loss on extinguishment of debt for the six months ended June 30, 2025. The condensed consolidated statement of cash flows also reflects $109.0 million of both proceeds from and repayments of term loan and $126.3 million of both proceeds from and repayments of line of credit for the six months ended June 30, 2025, as we evaluated the cash flow impact of commitment changes from lenders.

For the three months ended June 30, 2025 and 2024, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and amounts capitalized, was $55.2 million and $49.1 million, respectively, including $5.2 million and $3.0 million, respectively, related to the amortization of our interest rate cap premiums. For the six months ended June 30, 2025 and 2024, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $110.3 million and $94.3 million, respectively, including $9.3 million and $5.8 million, respectively, related to the amortization of our interest rate cap premiums. For the three months ended June 30, 2025 and 2024, the amount of interest capitalized was $0.9 million and $3.9 million, respectively, and for the six months ended June 30, 2025 and 2024, the amount of interest capitalized was $1.8 million and $9.0 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).

As of June 30, 2025, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2025	$—	$—	$577,080	$577,080
2026	—	—	998,000	998,000
2027	—	550,000	897,650	1,447,650
2028	—	600,000	—	600,000
2029	223,000	—	461,140	684,140
Thereafter	—	—	—	—
Total principal payments	$223,000	$1,150,000	$2,933,870	$4,306,870
(1)	The line of credit matures in March 2029 and the term may be extended pursuant to a one-year extension option subject to certain conditions.
(2)	The $600.0 million term loan matures in March 2028 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)	With respect to our mortgage notes, in July 2025 we extended the term of our $209.3 million mortgage note from July 2025 to July 2026, with no further options to extend the term. Additionally, in July 2025 we extended the term of our $367.8 million mortgage note from July 2025 to July 2026, which may also be extended pursuant to an additional one-year extension option, subject to certain conditions. The term of our $408.0 million mortgage note that matures in January 2026 may be extended pursuant to a one-year extension option, subject to certain conditions. The terms of our $590.0 million mortgage note that matures in July 2026 and our $563.9 million mortgage note that matures in April 2027 may each be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

Debt Covenants

Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of June 30, 2025.

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

As of June 30, 2025, we had $95.4 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $134.9 million. As of December 31, 2024, we had $104.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $139.4 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.75% to 1.15%. For the three months ended June 30, 2025 and 2024, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $1.3 million and $1.1 million, respectively. For the six months ended June 30, 2025 and 2024, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $2.5 million and $1.7 million, respectively. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.

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

During the next 12 months, we estimate that approximately $11.0 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

	Number of	Current Notional	Balance Sheet	Fair
($ in thousands)	Contracts	Amount	Location	Value
As of June 30, 2025
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$17,949
Interest rate caps not designated as cash flow hedges	3	537,110	Derivative instruments	5,075
Interest rate caps designated as cash flow hedges	11	1,838,150	Derivative instruments	18,825
Total derivative instruments	26	$3,568,090		$41,849
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$38,517
Interest rate caps not designated as cash flow hedges	4	537,110	Derivative instruments	9,796
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	21,426
Total derivative instruments	26	$3,004,190		$69,739

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(1,890)	$9,186	$(10,978)	$37,717
Amount reclassified from AOCI as a decrease in interest expense	(6,328)	(10,051)	(11,863)	(20,202)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(67,305)	(63,448)	(137,193)	(119,149)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$(2,104)	$(4,467)	$(4,721)	$(7,296)
Realized gain on derivative instruments recognized in other income (expenses) (2)	2,715	5,144	5,344	10,292

(1)	Unrealized loss on changes in fair value of derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)	Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

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

The following table summarizes our DST Program Loans as of June 30, 2025 and December 31, 2024:

	Outstanding	Unrealized			Weighted-Average	Weighted-Average
($ in thousands)	Principal	Loss, Net (1)		Book Value	Interest Rate	Remaining Life (Years)
As of June 30, 2025
DST Program Loans, carried at cost	$49,743	$	N/A	$49,743	6.04%	8.00
DST Program Loans, carried at fair value	17,391		—	17,391	6.66	8.99
Total	$67,134		$—	$67,134	6.20%	8.26
As of December 31, 2024
DST Program Loans, carried at cost	$89,223	$	N/A	$89,223	5.86%	8.17
DST Program Loans, carried at fair value	13,892		—	13,892	6.72	9.29
Total	$103,115	$	N/A	$103,115	5.98%	8.32

(1)	Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.

The following table summarizes our financing obligations, net as of June 30, 2025 and December 31, 2024:

	DST	Unamortized	Total	Unrealized
($ in thousands)	Interests Sold (1)	Program Costs	Appreciation (2)	Loss (Gain), Net (3)		Book Value
As of June 30, 2025
Financing obligations, carried at cost	$316,251	$(211)	$—	$	N/A	$316,040
Financing obligations, carried at fair value	332,613	N/A	N/A		1,947	334,560
Total	$648,864	$(211)	$—		$1,947	$650,600
As of December 31, 2024
Financing obligations, carried at cost	$636,450	$(590)	$—	$	N/A	$635,860
Financing obligations, carried at fair value	240,355	N/A	N/A		(373)	239,982
Total	$876,805	$(590)	$—		$(373)	$875,842
(1)	DST Interests sold are presented net of upfront fees.
(2)	Represents cumulative financing obligation liability appreciation on financing obligations carried at cost.
(3)	Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
DST Interests sold	$43,503	$46,481	$93,944	$114,917
DST Interests financed by DST Program Loans	2,150	3,076	3,499	8,272
Unrealized loss on DST Program Loans	—	(245)	—	(245)
Unrealized (loss) gain on financing obligations	(1,485)	95	(2,320)	2,100
Income earned from DST Program Loans (1)	1,030	1,920	2,582	4,316
Gain on extinguishment of financing obligations	42,750	—	42,750	—
Decrease in financing obligation liability appreciation (2)	—	—	—	(6,664)
Rent obligation incurred under master lease agreements (2)	7,285	14,049	17,633	32,310
(1)	Included in other income and expenses on the condensed consolidated statements of operations.
(2)	Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. During the six months ended June 30, 2025, 18.2 million OP Units were issued in exchange for DST Interests for a net investment of $234.4 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. In addition, we paid $3.6 million in cash in exchange for DST Interests during the six months ended June 30, 2025. During the six months ended June 30, 2024, 33.8 million OP Units were issued in exchange for DST Interests for a net investment of $436.2 million. We did not pay any cash in exchange for DST Interests during the six months ended June 30, 2024.

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

Fair Value Measurements on a Recurring Basis

The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

				Total
(in thousands)	Level 1	Level 2	Level 3	Fair Value
As of June 30, 2025
Assets
Derivative instruments	$—	$41,849	$—	$41,849
Available-for-sale debt securities	—	134,908	—	134,908
Debt-related investments	—	—	345,858	345,858
DST Program Loans	—	—	17,391	17,391
Total assets measured at fair value	$—	$176,757	$363,249	$540,006
Liabilities
Financing obligations	$—	$—	$334,560	$334,560
Total liabilities measured at fair value	$—	$—	$334,560	$334,560
As of December 31, 2024
Assets
Derivative instruments	$—	$69,739	$—	$69,739
Available-for-sale debt securities	—	139,412	—	139,412
Debt-related investments	—	—	388,662	388,662
DST Program Loans	—	—	13,892	13,892
Total assets measured at fair value	$—	$209,151	$402,554	$611,705
Liabilities
Financing obligations	$—	$—	$239,982	$239,982
Total liabilities measured at fair value	$—	$—	$239,982	$239,982

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

The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2025 and 2024:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	8,272	76,547	84,819
Unrealized loss on financial assets	(245)	—	(245)
Paid-in-kind interest	—	2,437	2,437
Balance as of June 30, 2024	$10,466	$208,107	$218,573

Balance as of December 31, 2024	$13,892	$388,662	$402,554
Purchases and contributions	3,499	47,273	50,772
Repayments	—	(96,736)	(96,736)
Paid-in-kind interest	—	6,659	6,659
Balance as of June 30, 2025	$17,391	$345,858	$363,249

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2025 and 2024 :

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	112,459
Unrealized gain on financing obligations	(2,100)
Balance as of June 30, 2024	$197,504

Balance as of December 31, 2024	$239,982
DST Interests sold, net of upfront fees	92,258
Unrealized loss on financing obligations	2,320
Balance as of June 30, 2025	$334,560

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$345,858	Yield Method	Market Yield	Decrease
DST Program Loans	17,391	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$334,560	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

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

Financial Assets and Liabilities Not Measured At Fair Value

As of June 30, 2025 and December 31, 2024, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of June 30, 2025		As of December 31, 2024
	Level in	Carrying	Fair	Carrying	Fair
(in thousands)	Fair Value Hierarchy (1)	Value (2)	Value	Value (2)	Value
Assets:
DST Program Loans (3)	3	$49,743	$49,665	$89,223	$88,973
Liabilities:
Line of credit	3	$223,000	$223,000	$573,000	$573,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,933,870	2,890,374	2,489,442	2,419,471
Secured financings on investments in real estate debt securities	3	95,402	95,402	104,630	104,630
(1)	The estimate of fair value of DST Program Loans, line of credit, term loans, mortgage notes and secured financings on investments in real estate debt securities takes into consideration various factors including current market rates and conditions and similar agreements with comparable loan-to-value ratios and credit profiles, as applicable. Debt instruments with near-term maturities are generally valued at par.
(2)	The carrying value reflects the principal amount outstanding.
(3)	Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the condensed consolidated balance sheets.

9. EQUITY

Securities Offerings

We may conduct continuous securities offerings that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. On August 4, 2021, the SEC declared our registration statement effective with respect to our third public offering of up to $5.0 billion of shares of our common stock in any combination of Class T-R shares, Class D-R shares, and Class I-R shares, and the third public offering commenced the same day. We closed the offering of primary shares to new investors pursuant to our third public offering on July 2, 2024. On August 22, 2024, we amended our registration statement on Form S-11 with respect to our third public offering to make it a distribution reinvestment plan only registration statement on Form S-3 pursuant to Rule 415(a)(1)(ii) under the Securities Act of 1933, as amended (the “Securities Act”). On August 2, 2024, we initiated a private offering exempt from registration under the Securities Act (the “Private Offering”), which offers Class S-PR shares, Class D-PR shares and Class I-PR shares.

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

During the six months ended June 30, 2025, we raised gross proceeds of approximately $172.5 million from the sale of approximately 13.4 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plans (“DRIP”) of approximately $42.9 million.

Common Stock

The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025		December 31, 2024
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	81,430	200,000	92,626
Class D-R, $0.01 par value per share	75,000	18,366	75,000	18,850
Class I-R, $0.01 par value per share	200,000	158,737	200,000	154,731
Class S-PR, $0.01 par value per share	425,000	8,944	425,000	3,451
Class D-PR, $0.01 par value per share	175,000	21	175,000	—
Class I-PR, $0.01 par value per share	425,000	5,892	425,000	1,316

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

	Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR	Total
(in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2024
Balance as of March 31, 2024 (1)	125,151	20,023	138,897	—	—	—	284,071
Issuance of common stock:
Primary shares	691	232	441	—	—	—	1,364
DRIP	719	124	918	—	—	—	1,761
Stock grants, net of cancellations	—	—	42	—	—	—	42
Redemptions	(6,767)	(1,008)	(6,184)	—	—	—	(13,959)
Conversions	(6,728)	—	6,728	—	—	—	—
Forfeitures	—	—	(4)	—	—	—	(4)
Balance as of June 30, 2024 (1)	113,066	19,371	140,838	—	—	—	273,275
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	86,020	18,603	157,580	6,144	19	3,033	271,399
Issuance of common stock:
Primary shares	—	—	—	3,014	2	2,613	5,629
DRIP	483	114	1,002	36	—	29	1,664
Stock grants, net of cancellations	—	—	—	—	—	—	—
Redemptions	(2,204)	(341)	(2,717)	—	—	(33)	(5,295)
Conversions	(2,869)	(10)	2,879	(250)	—	250	—
Forfeitures	—	—	(7)	—	—	—	(7)
Balance as of June 30, 2025	81,430	18,366	158,737	8,944	21	5,892	273,390
FOR THE SIX MONTHS ENDED JUNE 30, 2024
Balance as of December 31, 2023 (1)	162,838	20,410	105,358	—	—	—	288,606
Issuance of common stock:
Primary shares	1,444	428	979	—	—	—	2,851
DRIP	1,522	248	1,684	—	—	—	3,454
Stock grants, net of cancellations	—	—	130	—	—	—	130
Redemptions	(10,761)	(1,476)	(9,516)	—	—	—	(21,753)
Conversions	(41,977)	(239)	42,216	—	—	—	—
Forfeitures	—	—	(13)	—	—	—	(13)
Balance as of June 30, 2024 (1)	113,066	19,371	140,838	—	—	—	273,275
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024 (2)	92,626	18,850	154,731	3,451	—	1,316	270,974
Issuance of common stock:
Primary shares	—	—	—	5,794	25	4,224	10,043
DRIP	1,016	231	2,008	54	—	40	3,349
Stock grants, net of cancellations	—	—	144	—	—	—	144
Redemptions	(4,669)	(700)	(5,694)	(14)	—	(33)	(11,110)
Conversions	(7,543)	(15)	7,558	(341)	(4)	345	—
Forfeitures	—	—	(10)	—	—	—	(10)
Balance as of June 30, 2025	81,430	18,366	158,737	8,944	21	5,892	273,390
(1)	There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)	There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions

The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
		Common Stock
	Declared per	Distributions	Other Cash	Reinvested	Distribution	Gross
(in thousands, except per share data)	Common Share (1)	Paid in Cash	Distributions (2)	in Shares	Fees (3)	Distributions (4)
2025
June 30	$0.15000	$17,018	$13,064	$21,474	$2,463	$54,019
March 31	0.15000	16,726	10,466	21,449	2,475	51,116
Total	$0.30000	$33,744	$23,530	$42,923	$4,938	$105,135
2024
December 31	$0.15000	$16,457	$9,505	$21,490	$2,606	$50,058
September 30	0.15000	16,045	7,565	21,772	2,810	48,192
June 30	0.15000	16,430	6,331	22,114	3,082	47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.60000	$65,752	$25,636	$87,860	$12,094	$191,342
(1)	Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T-R share, per Class D-R share, per Class I-R share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)	Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)	Distribution fees are paid monthly to the Dealer Manager with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 12” for further detail regarding distribution fees.
(4)	Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings.

Redemptions

Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024
Number of shares redeemed	11,110	21,753
Aggregate dollar amount of shares redeemed	$142,185	$279,172
Average redemption price per share	$12.80	$12.83

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

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$105,492	8,227	$114,310	8,346
Distributions to redeemable noncontrolling interests	(2,418)	—	(2,504)	—
Redemptions of redeemable noncontrolling interests	(3,063)	(239)	(1,000)	(79)
Transfer of redeemable noncontrolling interests	(1,190)	(92)	—	—
Net loss attributable to redeemable noncontrolling interests	(1,542)	—	(1,586)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	(538)	—	487	—
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	5,512	—	(1,715)	—
Ending balance	$102,253	7,896	$107,992	8,267
(1)	Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value, as of June 30, 2025 and 2024.

11. NONCONTROLLING INTERESTS

OP Units

As of June 30, 2025 and December 31, 2024, the Operating Partnership had issued OP Units to third-party investors, representing 21.7% and 18.1%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders). The following table summarizes the number of OP Units issued and outstanding to third-party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Balance at beginning of the period	61,558	—
Issuance of units	18,244	33,792
Transfer of units	92	—
Redemption of units	(1,733)	—
Balance at end of the period	78,161	33,792

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the six months ended June 30, 2025, the aggregate amount of OP Units redeemed was $22.4 million. There were no OP Units redeemed during the six months ended June 30, 2024. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of June 30, 2025 was $1.0 billion.

12. RELATED PARTY TRANSACTIONS

Summary of Fees and Expenses

The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Receivable (Payable) as of
(in thousands)	2025	2024	2025	2024	June 30, 2025	December 31, 2024
Selling commissions and dealer manager fees (1)	$471	$326	$877	$678	$—	$—
Ongoing distribution fees (1)(2)	4,426	3,896	8,420	7,642	(1,446)	(1,389)
Advisory fee—fixed component	16,583	16,495	33,138	33,502	(5,547)	(5,436)
Other fees and expense reimbursements (3)(4)	3,504	3,369	6,987	6,657	(4,659)	(3,809)
Property management fee (5)	1,450	899	2,406	1,742	(759)	(300)
DST Program selling commissions, dealer manager fees and distribution fees (1)	620	1,131	1,406	2,549	(331)	(488)
Other DST Program related costs (4)	615	747	1,354	1,785	(76)	(123)
Development fees (6)	79	211	211	503	(42)	(25)
Total	$27,748	$27,074	$54,799	$55,058	$(12,860)	$(11,570)
(1)	All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)	The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $125.3 million and $110.1 million as of June 30, 2025 and December 31, 2024, respectively.
(3)	Other fees and expense reimbursements include certain fees and expenses incurred for organization and offering, acquisition, and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 6, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)	Includes costs reimbursed to the Advisor related to the DST Program.
(5)	The cost of the property management fee, including the property accounting fee, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay for a portion of the property management fee, including the property accounting fee, without reimbursement from the tenant or tenants at a real property. For certain properties, both property management and property accounting services are provided by an affiliate of the Advisor, with the full property management fee, including the property accounting fee, being paid to such affiliate.
(6)	Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our condensed consolidated balance sheets. Amounts also include development acquisition fees relating to the BTC II B Partnership, which are included in investments in unconsolidated joint venture partnerships on our condensed consolidated balance sheets.

Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.1 million and $3.1 million for the three months ended June 30, 2025 and 2024, respectively, and $6.5 million and $6.3 million for the six months ended June 30, 2025 and 2024, respectively, for such compensation expenses reimbursable to the Advisor.

13. NET INCOME (LOSS) PER COMMON SHARE

The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net loss attributable to common stockholders—basic	$(4,763)	$(43,370)	$(51,397)	$(53,048)
Net loss attributable to redeemable noncontrolling interests	(138)	(1,304)	(1,542)	(1,586)
Net loss attributable to noncontrolling interests	(1,380)	(5,270)	(11,972)	(5,478)
Net loss attributable to common stockholders—diluted	$(6,281)	$(49,944)	$(64,911)	$(60,112)
Weighted-average shares outstanding—basic	273,015	277,521	272,025	281,755
Incremental weighted-average shares outstanding—diluted	87,050	42,139	78,431	28,454
Weighted-average shares outstanding—diluted	360,065	319,660	350,456	310,209
Net loss per share attributable to common stockholders:
Basic	$(0.02)	$(0.16)	$(0.19)	$(0.19)
Diluted	$(0.02)	$(0.16)	$(0.19)	$(0.19)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$42,889	$44,675
Increase in DST Program Loans receivable through DST Program capital raising	3,499	8,272
Issuances of OP Units for DST Interests	234,403	436,174
Increase in accrued future ongoing distribution fees	15,178	22,349
Increase (decrease) in accrued capital expenditures	538	(24,131)
Non-cash selling commissions and dealer manager fees	877	678

Restricted Cash

Restricted cash consists of lender, insurance and property-related escrow accounts, as well as utility and financing deposits. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated statements of cash flows:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Beginning of period:
Cash and cash equivalents	$25,148	$14,322
Restricted cash	3,649	620
Cash, cash equivalents and restricted cash	$28,797	$14,942
End of period:
Cash and cash equivalents	$41,281	$31,431
Restricted cash	9,756	3,091
Cash, cash equivalents and restricted cash	$51,037	$34,522

15. COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2025, we and our subsidiaries were not involved in any material legal proceedings.

Environmental Matters

A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2025.

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

The following table reflects our total consolidated assets by segment as of June 30, 2025 and December 31, 2024:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Assets:
Industrial real estate	$7,269,718	$7,355,177
Total segment assets	7,269,718	7,355,177
Corporate	180,039	225,834
Total assets	$7,449,757	$7,581,011

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

The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net loss attributable to common stockholders	$(4,763)	$(43,370)	$(51,397)	$(53,048)
Real estate-related depreciation and amortization	73,530	72,216	151,106	144,446
General and administrative expenses	3,794	4,749	8,662	9,224
Advisory fees	16,583	16,495	33,138	33,502
Acquisition costs and reimbursements	614	642	1,205	1,196
Equity in income from unconsolidated joint venture partnerships	(38)	(18)	(14)	(25)
Interest expense	67,305	63,448	137,193	119,149
Unrealized loss (gain) on financing obligations	1,485	(95)	2,320	(2,100)
Unrealized loss on DST Program Loans	—	245	—	245
Gain on extinguishment of debt and financing obligations, net	(41,001)	—	(40,840)	—
Gain on derivative instruments	(611)	(677)	(623)	(2,996)
Net gain on sale of real estate property	—	(6,187)	—	(43,529)
Other income and expenses	(1,236)	(2,227)	(2,901)	(4,798)
Net loss attributable to redeemable noncontrolling interests	(138)	(1,304)	(1,542)	(1,586)
Net loss attributable to noncontrolling interests	(1,380)	(5,270)	(11,972)	(5,478)
Net operating income	$114,144	$98,647	$224,335	$194,202

The following table sets forth consolidated financial results for the industrial real estate segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Rental revenues	$135,931	$122,077	$269,850	$242,341
Debt-related income	10,855	7,709	21,338	12,843
Rental expenses	(32,642)	(31,139)	(66,853)	(60,982)
Net operating income	$114,144	$98,647	$224,335	$194,202

17. SUBSEQUENT EVENTS

Increased Distributions for the Third Quarter of 2025

On July 31, 2025, our board of directors authorized an increase to the amount of monthly gross distributions for our common stock, such that distributions in the amount of $0.05250 per share will be paid to stockholders of record on July 31, 2025, August 29, 2025 and September 30, 2025. The new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.05000 per share that has been paid since July 31, 2023.

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

OVERVIEW

General

AIREIT is a Maryland corporation formed on August 12, 2014 to make investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers. While we have and will continue to focus our investment activities primarily on building a national industrial warehouse operating company, we may in the future invest outside the U.S. or in other types of commercial real property or real estate debt investments. We currently operate as a REIT for U.S. federal income tax purposes, and elected to be treated as a REIT beginning with our taxable year ended December 31, 2017. We utilize an UPREIT organizational structure to hold all or substantially all of our assets through the Operating Partnership.

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

Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the six months ended June 30, 2025, we sold $93.9 million of gross interests related to the DST Program, $3.5 million of which were financed by DST Program Loans. See “Note 7 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.

During the six months ended June 30, 2025, we raised gross proceeds of approximately $172.5 million from the sale of approximately 13.4 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 9 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.

As of June 30, 2025, we directly owned and managed a real estate portfolio that included 258 industrial buildings totaling approximately 55.3 million square feet located in 30 markets throughout the U.S., with 432 customers, and was 93.2% occupied (93.5% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of June 30, 2025, our real estate portfolio included:

●	255 industrial buildings totaling approximately 55.0 million square feet comprised our operating portfolio, which includes stabilized properties, and was 93.5% occupied (93.9% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.9 years; and
●	Three industrial buildings totaling approximately 0.3 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of June 30, 2025, we owned and managed one industrial building under construction totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of June 30, 2025, we owned and managed one industrial building totaling approximately 0.7 million square feet and three buildings that were in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in a joint venture partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of June 30, 2025, we had debt security investments designated as available-for-sale debt securities with a fair value of $134.9 million and a cumulative unrealized gain of $1.4 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.9 years as of June 30, 2025.

As of June 30, 2025, we had five debt-related investments comprised of floating-rate senior loans with an aggregate current commitment of $514.3 million, with a weighted-average remaining term of 1.9 years and a weighted-average interest rate of 8.51%, calculated based on Term SOFR plus a weighted-average margin of 4.19%. As of June 30, 2025, the outstanding principal amount and fair value were both $345.9 million.

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

Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $9.1 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.7 billion, representing a difference of approximately $1.4 billion, or 17.9%.

As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, BCI IV Advisors Group LLC (the “Former Sponsor”), members or affiliates of the Former Sponsor, and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.

The following table sets forth the components of Aggregate Fund NAV as of June 30, 2025 and December 31, 2024:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Investments in industrial properties	$9,114,400	$8,824,050
Investments in unconsolidated joint venture partnerships	16,835	21,168
Investments in real estate debt and securities	480,766	528,074
DST Program Loans	67,056	102,865
Cash and cash equivalents	41,281	25,148
Restricted cash	9,756	3,649
Other assets	95,848	89,291
Line of credit, term loans and mortgage notes	(4,306,935)	(4,212,520)
Secured financings on investments in real estate-related securities	(95,402)	(104,630)
Financing obligations associated with our DST Program	(634,410)	(809,582)
Other liabilities	(123,513)	(134,976)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,547)	(5,436)
Aggregate Fund NAV	$4,660,135	$4,327,101
Total Fund Interests outstanding	359,097	340,363

The following table sets forth the NAV per Fund Interest as of June 30, 2025:

(in thousands, except per Fund Interest data)	Total	Class T-R Shares	Class D-R Shares	Class I-R Shares (1)	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	OP Units
Monthly NAV	$4,660,135	$1,056,747	$238,344	$2,055,443	$116,070	$277	$76,456	$1,116,798
Fund Interests outstanding	359,097	81,430	18,366	158,387	8,944	21	5,892	86,057
NAV Per Fund Interest	$12.9774	$12.9774	$12.9774	$12.9774	$12.9774	$12.9774	$12.9774	$12.9774

(1) Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of June 30, 2025, we estimated approximately $125.3 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.

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

The valuations of our real properties as of June 30, 2025, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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

Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2025, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2025 was $54.7 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $54.7 million, or $0.15 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2025.

Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2025:

(in thousands)	As of June 30, 2025
Total stockholders' equity	$1,573,212
Noncontrolling interests	450,082
Total equity under GAAP	2,023,294

Adjustments:
Accrued distribution fee (1)	125,266
Redeemable noncontrolling interests (2)	102,253
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,396,726
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(2,756)
Accumulated depreciation and amortization (5)	1,090,076
Other adjustments (6)	(74,724)
Aggregate Fund NAV	$4,660,135
(1)	Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP

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

Performance

Our NAV increased from $12.71 per share as of December 31, 2024 to $12.98 per share as of June 30, 2025. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth and stabilizing capital markets.

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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of June 30, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.73)%	(0.61)%	2.25%	(3.42)%	8.17%	6.98%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.05)%	(1.78)%	(0.53)%	(4.05)%	8.26%	7.01%
Difference	0.32%	1.17%	2.78%	0.63%	(0.09)%	(0.03)%

Class T-R Share Total Return (without Sales Charge) (3)	1.86%	4.08%	7.07%	(1.93)%	9.17%	7.63%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.52%	2.84%	4.16%	(2.57)%	9.26%	7.66%
Difference	0.34%	1.24%	2.91%	0.64%	(0.09)%	(0.03)%

Class D-R Share Total Return (3)	2.00%	4.37%	7.68%	(1.37)%	9.74%	8.47%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.66%	3.13%	4.75%	(2.01)%	9.82%	8.50%
Difference	0.34%	1.24%	2.93%	0.64%	(0.08)%	(0.03)%

Class I-R Share Total Return (3)	2.06%	4.48%	7.92%	(1.14)%	10.08%	8.58%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.72%	3.25%	4.99%	(1.78)%	10.17%	8.61%
Difference	0.34%	1.23%	2.93%	0.64%	(0.09)%	(0.03)%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of June 30, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (with Sales Charge) (3)	(2.74)%	(0.64)%	n/a	n/a	n/a	1.47%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.06)%	(1.81)%	n/a	n/a	n/a	0.18%
Difference	0.32%	1.17%	n/a	n/a	n/a	1.29%

Class S-PR Share Total Return (without Sales Charge) (3)	1.84%	4.05%	n/a	n/a	n/a	6.25%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.51%	2.81%	n/a	n/a	n/a	4.90%
Difference	0.33%	1.24%	n/a	n/a	n/a	1.35%

Class D-PR Share Total Return (with Sales Charge) (3)	0.46%	2.79%	n/a	n/a	n/a	2.79%
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.13%	(1.19)%	n/a	n/a	n/a	1.57%
Difference	0.33%	3.98%	n/a	n/a	n/a	1.22%

Class D-PR Share Total Return (without Sales Charge) (3)	1.99%	4.36%	n/a	n/a	n/a	4.36%
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.66%	3.12%	n/a	n/a	n/a	3.12%
Difference	0.33%	1.24%	n/a	n/a	n/a	1.24%

Class I-PR Share Total Return (3)	2.06%	4.48%	n/a	n/a	n/a	7.00%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.72%	3.25%	n/a	n/a	n/a	5.64%
Difference	0.34%	1.23%	n/a	n/a	n/a	1.36%
(1)	Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Partial period returns are not calculated. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)	The inception date for Class I-R shares and Class T-R shares (formerly designated as Class I shares and Class T shares, respectively) was November 1, 2017, which is when Class I-R and Class T-R shares of our common stock were first issued to third-party investors. The inception date for Class D-R shares (formerly designated as Class D shares) was July 2, 2018, which is when Class D-R shares of our common stock were first issued to third-party investors. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when Class I-PR shares and Class S-PR shares of our common stock were first issued to third-party investors. The inception date for Class D-PR shares was January 2, 2025 which is when Class D-PR shares of our common stock were first issued to third-party investors. Since inception returns are not annualized for share classes outstanding for less than one year.
(3)	The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T-R Share Total Return (with Sales Charge),” “Class S-PR Share Total Return (with Sales Charge),” and “Class D-PR Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T-R Share Total Return (without Sales Charge)”, “Class S-PR Share Total Return (without Sales Charge),” and “Class D-PR Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.

(4)	The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our securities offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.

Trends Affecting Our Business

Our results of operations are affected by a variety of factors, including conditions in both the U.S. and global financial markets and the economic and political environments.

During the second quarter of 2025, shifting trade policies led to increased uncertainty in the outlook for the U.S. economy and volatility in many reported economic indicators. Although the Federal Reserve lowered its expectations for future economic growth at its June meeting due to the expected impact from tariffs, the U.S. economy continued to expand in the second quarter of 2025, supported by steady unemployment levels and healthy levels of consumer spending.

Continued rising operating costs, such as property insurance and raw material costs for property development and improvements, placed pressure on cash flow performance across many real estate property types in the second quarter of 2025. Offsetting some of these challenges, there has been a significant decline in new industrial real estate development that began in 2023 and has continued benefitting the industrial real estate market. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

In the third quarter of 2025, uncertainty remains around proposed U.S. trade and economic policies and their potential impact to the U.S. economy. While the Federal Reserve has signaled a willingness to reduce interest rates in 2025, there is no certainty that there will be a decrease in interest rates or the magnitude or pace of potential decreases will occur, especially if inflation accelerates. Should these economic factors become more acute, the commercial real estate market we service may be further adversely impacted. We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS

Summary of 2025 Activities

During the six months ended June 30, 2025, we completed the following activities:

●	Our NAV increased to $12.98 per share as of June 30, 2025 from $12.71 per share as of December 31, 2024. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this increase.
●	We raised $172.5 million of gross equity capital from our securities offerings. Additionally, we raised $93.9 million of gross capital through private placement offerings by selling DST Interests, $3.5 million of which were financed by DST Program Loans. We redeemed 11.1 million shares for an aggregate dollar amount of $142.2 million.
●	We leased approximately 4.5 million square feet, which included 1.0 million square feet of new and future leases and 3.5 million square feet of renewals through 41 separate transactions with an average annual base rent of $10.46 per square foot.
●	We acquired three industrial buildings comprised of approximately 0.6 million square feet for an aggregate purchase price of $65.1 million.
●	We issued 18.2 million OP Units in exchange for DST Interests for a net investment of $234.4 million.
●	We amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. The amendment provides us with the ability from time to time to increase the aggregate size of the credit facility up to a total of $2.9 billion, subject to receipt of lender commitments and other conditions. The amendment also extends the maturity date of the revolving credit facility to March 11, 2029, subject to a one-year extension option and provides for a maturity date of the $600.0 million term loan of March 11, 2028, subject to two one-year extension options, each subject to certain conditions. The effective interest rate for the new $600.0 million term loan is calculated based on either: (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio.
●	We entered into a secured floating-rate mortgage note in the amount of $563.9 million with a two-year term, which matures in April 2027 and which may be extended pursuant to three one-year extension options, subject to certain conditions. The mortgage note’s effective interest rate is calculated based on Term SOFR plus a margin of 2.02%. We also entered into an associated interest rate cap agreement with an aggregate notional amount of $563.9 million, which effectively caps Term SOFR at 3.00%. As of June 30, 2025, we had $563.9 million of borrowings outstanding under the $563.9 million mortgage note.

Portfolio Information

As of June 30, 2025 and December 31, 2024, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2025	December 31, 2024
Portfolio data:
Total buildings	258	255
Total rentable square feet	55,315	54,741
Total number of customers	432	424
Percent occupied of operating portfolio (1)	93.5%	93.1%
Percent occupied of total portfolio (1)	93.2%	92.6%
Percent leased of operating portfolio (1)	93.9%	95.0%
Percent leased of total portfolio (1)	93.5%	94.6%
(1)	See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2025 Compared to Prior Periods

The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, and for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands, except per share data)	June 30, 2025	March 31, 2025	Change	% Change	2025	2024	Change	% Change
Revenues:
Rental revenues	$135,931	$133,919	$2,012	1.5%	$269,850	$242,341	$27,509	11.4%
Debt-related income	10,855	10,483	372	3.5%	21,338	12,843	8,495	66.1%
Total revenues	146,786	144,402	2,384	1.7%	291,188	255,184	36,004	14.1%
Operating expenses:
Rental expenses	32,642	34,211	(1,569)	(4.6)%	66,853	60,982	5,871	9.6%
Real estate-related depreciation and amortization	73,530	77,576	(4,046)	(5.2)%	151,106	144,446	6,660	4.6%
General and administrative expenses	3,794	4,868	(1,074)	(22.1)%	8,662	9,224	(562)	(6.1)%
Advisory fees	16,583	16,555	28	0.2%	33,138	33,502	(364)	(1.1)%
Acquisition costs and reimbursements	614	591	23	3.9%	1,205	1,196	9	0.8%
Total operating expenses	127,163	133,801	(6,638)	(5.0)%	260,964	249,350	11,614	4.7%
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnerships	38	(24)	62	NM	14	25	(11)	(44.0)%
Interest expense	(67,305)	(69,888)	2,583	3.7%	(137,193)	(119,149)	(18,044)	(15.1)%
Unrealized (loss) gain on financing obligations	(1,485)	(835)	(650)	(77.8)%	(2,320)	2,100	(4,420)	NM
Unrealized loss on DST Program Loans	—	—	—	—%	—	(245)	245	100.0
Gain (loss) on extinguishment of debt and financing obligations, net	41,001	(161)	41,162	NM	40,840	—	40,840	NM
Gain on derivative instruments	611	12	599	NM	623	2,996	(2,373)	(79.2)%
Net gain on sale of real estate property	—	—	—	—%	—	43,529	(43,529)	(100.0)%
Other income and (expenses)	1,236	1,665	(429)	(25.8)%	2,901	4,798	(1,897)	(39.5)%
Total other income (expenses)	(25,904)	(69,231)	43,327	62.6%	(95,135)	(65,946)	(29,189)	(44.3)%
Net loss	(6,281)	(58,630)	52,349	89.3%	(64,911)	(60,112)	(4,799)	(8.0)%
Net loss attributable to redeemable noncontrolling interests	138	1,404	(1,266)	(90.2)%	1,542	1,586	(44)	(2.8)%
Net loss attributable to noncontrolling interests	1,380	10,592	(9,212)	(87.0)%	11,972	5,478	6,494	NM
Net loss attributable to common stockholders	$(4,763)	$(46,634)	$41,871	89.8%	$(51,397)	$(53,048)	$1,651	3.1%
Weighted-average shares outstanding—basic	273,015	271,030	1,985	0.7%	272,025	281,755	(9,730)	(3.5)%
Weighted-average shares outstanding—diluted	360,065	340,746	19,319	5.7%	350,456	310,209	40,247	13.0%
Net loss attributable to common stockholders per common share—basic and diluted	$(0.02)	$(0.17)	$0.15	88.2%	$(0.19)	$(0.19)	$—	—%

NM = Not meaningful

Total Revenues. In aggregate, total revenues increased by approximately $2.4 million for the three months ended June 30, 2025, as compared to the previous quarter. Total revenues increased by approximately $36.0 million for the six months ended June 30, 2025, as compared to the same period in 2024, driven by increases in rental revenues and debt-related income.

Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $2.0 million for the three months ended June 30, 2025, as compared to the previous quarter.

Rental revenues increased by approximately $27.5 million for the six months ended June 30, 2025, as compared to the same period in 2024, driven by increases in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio. See “Same Store Portfolio Results of Operations” below for further detail on same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $0.4 million for the three months ended June 30, 2025 as compared to the previous quarter.

Total debt-related income increased by $8.5 million for the six months ended June 30, 2025, as compared to the same period in 2024, due to the growth in our portfolio of debt-related securities and debt-related investments during 2024, as well as fees received during the six months ended June 30, 2025 in connection with the payoffs of certain of our debt-related investments.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Substantially all of our industrial properties are subject to leases on a “triple net basis” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs. Total rental expenses decreased by $1.6 million for the three months ended June 30, 2025, as compared to the previous quarter, due to a decrease in certain maintenance expenses as well as decreased bad debt expense for the three months ended June 30, 2025.

Total rental expenses increased by $5.9 million for the six months ended June 30, 2025, as compared to the same period in 2024, due to the increase in recoverable property and franchise taxes related to the same store portfolio, as well as the increase in non-same store expenses related to the growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.

Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense decreased by $4.0 million for the three months ended June 30, 2025, as compared to the previous quarter, primarily due to the timing of certain intangible amortization accelerations during the three months ended March 31, 2025.

Real estate-related depreciation and amortization expense increased by $6.7 million for the six months ended June 30, 2025, compared to the same period in 2024, primarily due to growth in our portfolio and the stabilization of buildings during 2024.

Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by approximately $1.0 million for the three months ended June 30, 2025, as compared to the previous quarter, due to a $1.0 million decrease in general and administrative expenses related to the timing of employee stock grants during the three months ended March 31, 2025.

The remaining operating expenses decreased by approximately $0.9 million for the six months ended June 30, 2025, as compared to the same period in 2024.

Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $43.3 million impact on our net income (loss) for the three months ended June 30, 2025, as compared to the previous quarter, primarily due to the following:

●	a $42.8 million gain on extinguishment of financing obligations resulting from the exercise of a purchase option for certain properties in our DST Program; and
●	a decrease in interest expense of approximately $2.6 million driven by a decrease in master lease interest expense due to the extinguishment of financing obligations during the period.

In aggregate, the remaining items that comprise our net income (loss) had a ($29.2) million impact on our net income (loss) for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the following:

●	the $43.5 million net gain on disposition of real estate properties related to the sale of 10 industrial properties during the six months ended June 30, 2024, while we had no dispositions in the same period of 2025;
●	an increase in interest expense of $18.0 million for the six months ended June 30, 2025 as compared to the same period in 2024, primarily due to (i) a $16.9 million increase in the consolidated indebtedness interest expense due to an overall increase in outstanding borrowings; (ii) a $7.2 million decrease in interest amounts capitalized for the six months ended June 30, 2025; and (iii) a $6.7 million increase in the amortization of the value of our financing obligations for the six months ended June 30, 2025; partially offset by a $14.7 million decrease in master lease payments recorded as interest expense associated with our DST Program driven by extinguishment of financing obligations since June 30, 2024;
●	a $4.4 million decrease in unrealized gain on financing obligations for the six months ended June 30, 2025, as compared to the same period in the previous year, due to the change in the fair value of the financing obligations for which we have elected the fair value option; and
●	a $2.4 million decrease in gain on derivative instruments for the six months ended June 30, 2025, as compared to the same period of the previous year, primarily related to the changes in fair value of our interest rate caps not designated as cash flow hedges due to the market expectation of future interest rate changes;

partially offset by:

●	the $42.8 million gain on extinguishment of financing obligations described above.

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

The same store operating portfolio for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025 presented below included 252 buildings totaling approximately 54.4 million square feet owned as of January 1, 2025, which represented 98.3% of total rentable square feet, 98.8% of total rental revenues, and 98.8% of net operating income for the three months ended June 30, 2025. The same store operating portfolio for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 presented below included 237 buildings totaling approximately 50.2 million square feet owned as of January 1, 2024, which represented 90.8% of total rentable square feet, 92.4% of total rental revenues, and 92.6% of net operating income for the six months ended June 30, 2025.

The following table reconciles GAAP net income (loss) to same store property NOI for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, and the six months ended June 30, 2025 as compared to the six months ended June 30, 2024:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	2025	2024	Change	% Change
Net loss attributable to common stockholders	$(4,763)	$(46,634)	$41,871	89.8%	$(51,397)	$(53,048)	$1,651	3.1%
Debt-related income	(10,855)	(10,483)	(372)	(3.5)%	(21,338)	(12,843)	(8,495)	(66.1)%
Real estate-related depreciation and amortization	73,530	77,576	(4,046)	(5.2)%	151,106	144,446	6,660	4.6%
General and administrative expenses	3,794	4,868	(1,074)	(22.1)%	8,662	9,224	(562)	(6.1)%
Advisory fees	16,583	16,555	28	0.2%	33,138	33,502	(364)	(1.1)%
Acquisition costs and reimbursements	614	591	23	3.9%	1,205	1,196	9	0.8%
Equity in loss (income) from unconsolidated joint venture partnerships	(38)	24	(62)	NM	(14)	(25)	11	44.0%
Interest expense	67,305	69,888	(2,583)	(3.7)%	137,193	119,149	18,044	15.1%
Unrealized loss (gain) on financing obligations	1,485	835	650	77.8%	2,320	(2,100)	4,420	NM
Unrealized loss on DST Program Loans	—	—	—	—%	—	245	(245)	(100.0)%
(Gain) loss on extinguishment of debt and financing obligations, net	(41,001)	161	(41,162)	NM	(40,840)	—	(40,840)	NM
Gain on derivative instruments	(611)	(12)	(599)	NM	(623)	(2,996)	2,373	79.2%
Net gain on sale of real estate property	—	—	—	—%	—	(43,529)	43,529	100.0%
Other income and expenses	(1,236)	(1,665)	429	25.8%	(2,901)	(4,798)	1,897	39.5%
Net loss attributable to redeemable noncontrolling interests	(138)	(1,404)	1,266	90.2%	(1,542)	(1,586)	44	2.8%
Net loss attributable to noncontrolling interests	(1,380)	(10,592)	9,212	87.0%	(11,972)	(5,478)	(6,494)	NM
Property net operating income	$103,289	$99,708	$3,581	3.6%	$202,997	$181,359	$21,638	11.9%
Less: Non-same store property NOI	1,246	337	909	NM	14,991	4,770	10,221	NM
Same store property NOI	$102,043	$99,371	$2,672	2.7%	$188,006	$176,589	$11,417	6.5%

NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended June 30, 2025 as compared to the three months ended March 31, 2025, and for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024:

	For the Three Months Ended				For the Six Months Ended
(in thousands)	June 30, 2025	March 31, 2025	Change	% Change	June 30, 2025	June 30, 2024	Change	% Change
Rental revenues:
Same store operating properties	$134,356	$133,396	$960	0.7%	$249,321	$235,781	$13,540	5.7%
Other properties	1,575	523	1,052	NM	20,529	6,560	13,969	NM
Total rental revenues	135,931	133,919	2,012	1.5%	269,850	242,341	27,509	11.4%
Rental expenses:
Same store operating properties	(32,313)	(34,025)	1,712	5.0%	(61,315)	(59,192)	(2,123)	(3.6)%
Other properties	(329)	(186)	(143)	(76.9)%	(5,538)	(1,790)	(3,748)	NM
Total rental expenses	(32,642)	(34,211)	1,569	4.6%	(66,853)	(60,982)	(5,871)	(9.6)%
Net operating income:
Same store operating properties	102,043	99,371	2,672	2.7%	188,006	176,589	11,417	6.5%
Other properties	1,246	337	909	NM	14,991	4,770	10,221	NM
Total property net operating income	$103,289	$99,708	$3,581	3.6%	$202,997	$181,359	$21,638	11.9%

NM = Not meaningful

Rental Revenues. Same store rental revenues increased by $1.0 million for the three months ended June 30, 2025, as compared to the previous quarter. Non-same store rental revenues increased by $1.1 million for the three months ended June 30, 2025, as compared to the previous quarter.

Same store rental revenues increased by $13.5 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to rental rate growth and increased recovery revenues, partially offset by increased bad debt reserves and a decrease in average occupancy for the six months ended June 30, 2025. Non-same store rental revenues increased by $14.0 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to the acquisition or completion of 14 buildings and the stabilization of an additional seven buildings since January 1, 2024.

Rental Expenses. Same store rental expenses decreased by $1.7 million for the three months ended June 30, 2025, as compared to the previous quarter, primarily due to a decrease in certain recoverable repair and maintenance costs, as well as decrease in bad debt reserves for the three months ended June 30, 2025.

Same store rental expenses increased by $2.1 million for the six months ended June 30, 2025, as compared to the same period in 2024, primarily due to an increase in recoverable property taxes and certain repair and maintenance costs. Non-same store rental expenses increased by $3.7 million for the six months ended June 30, 2025, as compared to the same period in 2024, due to the growth in our portfolio described above.

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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
GAAP net loss	$(6,281)	$(49,944)	$(64,911)	$(60,112)
Weighted-average shares outstanding—diluted	360,065	319,660	350,456	310,209
GAAP net loss per common share—diluted	$(0.02)	$(0.16)	$(0.19)	$(0.19)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	73,530	72,216	151,106	144,446
Net gain on sale of real estate property	—	(6,187)	—	(43,529)
Our share of adjustments from unconsolidated joint venture partnerships	63	100	125	147
FFO	$67,312	$16,185	$86,320	$40,952
FFO per common share—diluted	$0.19	$0.05	$0.25	$0.13
Adjustments to arrive at AFFO:
Unrealized (gain) loss on financial instruments (1)	(39,161)	4,617	(35,709)	5,441
Decrease in financing obligation liability appreciation	—	—	—	(6,664)
AFFO	$28,151	$20,802	$50,611	$39,729

(1)	Unrealized (gain) loss on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option and gains or losses on extinguishment of our financing obligations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of June 30, 2025, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.3 billion, with $985.1 million becoming payable within the next 12 months. In July 2025, the term of the loan agreement for $209.3 million of these borrowings was extended pursuant to a one-year extension option, with no further options to extend the term. Additionally, in July 2025, the term of the loan agreement for $367.8 million of these borrowings was extended for one year, and may be further extended pursuant to a one-year extension option, subject to certain conditions. The term of the loan agreement for the remaining $408.0 million of these borrowings can be extended pursuant to a one-year extension option, subject to certain conditions. As of June 30, 2025, we had $24.7 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. As of June 30, 2025, we had $9.8 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, increased interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the six months ended June 30, 2025, we raised $172.5 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $142.2 million. As of June 30, 2025, we had cash and cash equivalents of $41.3 million and leverage of 45.4%, calculated as our total borrowings outstanding, including secured financings on investments in real estate-related securities, less cash and cash equivalents, divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate-related securities and debt-related investments not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2025. As of June 30, 2025, we owned and managed a real estate portfolio that included 258 industrial buildings totaling approximately 55.3 million square feet, with a diverse roster of 432 customers, large and small, spanning a multitude of industries and sectors across 30 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 93.2% occupied (93.5% leased) with a weighted-average remaining lease term (based on square feet) of 3.9 years.

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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2025	2024	Change
Total cash provided by (used in):
Operating activities	$47,733	$26,970	$20,763
Investing activities	(48,770)	(178,644)	129,874
Financing activities	23,277	171,254	(147,977)
Net (decrease) increase in cash, cash equivalents and restricted cash	$22,240	$19,580	$2,660

Cash provided by operating activities during the six months ended June 30, 2025 increased by approximately $20.8 million as compared to the same period in 2024, primarily as a result of (i) a $21.6 million increase in the property NOI for the six months ended June 30, 2025; and (ii) a $9.2 million increase in our debt-related income excluding origination fees for the six months ended June 30, 2025; partially offset by a $13.4 million increase in our consolidated indebtedness interest expense, excluding amortization of interest rate cap premiums, due to an overall increase in our borrowings during the six months ended June 30, 2025.

Cash used in investing activities during the six months ended June 30, 2025 decreased by approximately $129.9 million as compared to the same period in 2024, primarily due to (i) the collection of $96.7 million of full principal repayments on two of our debt-related investments during the six months ended June 30, 2025, while no principal was collected during the same period in 2024; (ii) the purchase of $94.4 million of available-for-sale debt securities during the six months ended June 30, 2024, while there were no purchases of available-for-sale debt securities during the same period in 2025; and (iii) a net decrease of $83.5 million in real estate acquisitions due to decreased acquisition activity during the six months ended June 30, 2025 compared to the same period in 2024; partially offset by the $207.8 million of net proceeds from the sale of 10 industrial properties during the six months ended June 30, 2024, while no buildings were sold during the same period in 2025.

Cash provided by financing activities during the six months ended June 30, 2025 decreased by approximately $148.0 million as compared to the same period in 2024, primarily driven by (i) a net decrease in borrowings and secured financings of $297.3 million; and (ii) a net increase of debt issuance costs and interest cap rate premiums paid of $22.6 million; partially offset by (a) a net increase in proceeds from issuance of common stock and financing obligations of $76.9 million for the six months ended June 30, 2025 as compared to the same period in 2024; and (b) a $137.0 million decrease in redemptions of shares of our common stock for the six months ended June 30, 2025 as compared to the same period in 2024.

Capital Resources and Uses of Liquidity

In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:

Line of Credit and Term Loans. As of June 30, 2025, we had an aggregate $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $223.0 million outstanding under our line of credit with an effective interest rate of 4.39%, which includes the effect of interest rate cap agreements. Additionally, as of June 30, 2025, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.62%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were $777.0 million and $630.3 million, respectively, as of June 30, 2025. Our $1.0 billion line of credit matures in March 2029 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027. Our $600.0 million term loan matures in March 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.

Mortgage Notes. As of June 30, 2025, we had property-level borrowings of approximately $2.9 billion of principal outstanding with a weighted-average remaining term of 1.4 years. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.64%. Refer to “Note 6 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.

Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2025.

Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as the outstanding principal balance of our borrowings less cash and cash equivalents divided by the fair value of our real property plus our investments in our unconsolidated joint venture partnerships and investments in real estate debt and securities, as determined in accordance with our valuation procedures. We had leverage of 45.4% as of June 30, 2025. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to the recent increase in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.

Future Minimum Lease Payments Related to the DST Program. As of June 30, 2025, we had $481.0 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.

Offering Proceeds. For the six months ended June 30, 2025, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $172.5 million ($168.6 million net of direct selling costs).

Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2025, approximately 45.4% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 54.6% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 40.8% were funded with proceeds from shares issued pursuant to our DRIP and 13.8% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.

For the third quarter of 2025, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or July 31, 2025, August 29, 2025 and September 30, 2025 (each a “Distribution Record Date”). Our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock, such that distributions will be paid at a quarterly rate of $0.15750 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.05250 per share of each class of our common stock, less the respective distribution fees that are payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.05000 per share that has been paid since July 31, 2023. Distributions for each month of the third quarter of 2025 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.

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

The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$62,212	59.2%	$48,494	52.1%
Reinvested in shares	42,923	40.8	44,598	47.9
Total	$105,135	100.0%	$93,092	100.0%
Sources of Distributions
Cash flows from operating activities	$47,733	45.4%	$26,970	29.0%
Borrowings	14,479	13.8	21,524	23.1
DRIP (2)	42,923	40.8	44,598	47.9
Total	$105,135	100.0%	$93,092	100.0%
(1)	Includes (i) distributions paid to noncontrolling interest holders and (ii) ongoing distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 12 to the Condensed Consolidated Financial Statements” for further detail regarding the ongoing distribution fees.
(2)	Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.

For the six months ended June 30, 2025 and 2024, our FFO was $86.3 million and $41.0 million, respectively, compared to total gross distributions of $105.1 million and $93.1 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.

Refer to “Note 9 to the Condensed Consolidated Financial Statements” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2025 and 2024. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except per share data)	2025	2024
Number of shares redeemed	11,110	21,753
Aggregate dollar amount of shares redeemed	$142,185	$279,172
Average redemption price per share	$12.80	$12.83

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

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Form 10-K. As of June 30, 2025, our critical accounting estimates have not changed from those described in our 2024 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2025, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.

Fixed Interest Rate Debt. As of June 30, 2025, our fixed interest rate debt consisted of $825.0 million of borrowings under our two term loans, which were effectively fixed through the use of interest swap agreements, and $1.2 billion of principal borrowings under five of our mortgage notes. In total, our fixed interest rate debt represented approximately 46.2% of our total consolidated debt as of June 30, 2025. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2025, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.9 billion and $2.0 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2025. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of June 30, 2025, our consolidated variable interest rate debt consisted of $223.0 million under our line of credit, $325.0 million under our term loans, and $1.8 billion under four of our mortgage notes, which represented 53.8% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2025, we were exposed to market risks related to fluctuations in interest rates on $2.3 billion of consolidated borrowings; however, $2.3 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2025, would increase our annual interest expense by approximately  $1.5 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $514.3 million and aggregate outstanding principal of $345.9 million as of June 30, 2025, which can offset the interest rate risk associated with our variable rate borrowings.

Derivative Instruments. As of June 30, 2025, we had 26 outstanding derivative instruments with a total current notional amount of $3.6 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, we issued and sold approximately 3.1 million Class S-PR shares, 2.6 million Class I-PR shares and 2,000 Class D-PR shares, and generated gross aggregate proceeds of $73.7 million in connection with the Private Offering. During the three months ended June 30, 2025, aggregate upfront selling commissions and dealer manager fees of $0.5 million were paid in connection with the Private Offering.

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

The table below summarizes the redemption activity for the three months ended June 30, 2025, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
			Redeemed as Part of	Shares That May Yet Be
	Total Number of	Average Price Paid	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	per Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
April 30, 2025	1,673	$12.83	1,673	—
May 31, 2025	2,129	12.86	2,129	—
June 30, 2025 (3)	1,493	12.92	1,493	—
Total	5,295	$12.87	5,295	—
(1)	Amount represents the average price paid to investors upon redemption.
(2)	We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)	Redemption requests accepted in June 2025 are considered redeemed on July 1, 2025 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $71.5 million of shares of common stock for the three months ended June 30, 2025.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Amended and Restated Advisory Agreement (2025), dated as of April 30, 2025, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2025.

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
101

The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, filed on August 13, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

August 13, 2025	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 13, 2025	By:	/s/ SCOTT A. SEAGER
Scott A. Seager Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)