Form 10-K
period 2025-12-31
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2026-03-06
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________
FORM 10-K
___________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56032
___________________________________________________________
Ares Industrial Real Estate Income Trust Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2025 cannot be calculated because no established market exists for the registrant’s common stock.
As of February 26, 2026 there were 71,894,501 shares of the registrant’s Class T-R common stock, 17,795,126 shares of the registrant’s Class D-R common stock, 161,757,488 shares of the registrant’s Class I-R common stock, 15,359,925 shares of the registrant’s Class S-PR common stock, 83,616 shares of the registrant’s Class D-PR common stock, and 11,298,007 shares of the registrant’s Class I-PR common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates certain information by reference to the definitive proxy statement for the registrant’s 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission (the “SEC”) no later than April 30, 2026.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions, and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, present and future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:
•Our ability to raise capital and effectively deploy the net proceeds raised in our securities offerings in accordance with our investment strategy and objectives;
•The failure of properties to perform as we expect;
•Risks associated with acquisitions, dispositions and development of properties;
•Our failure to successfully integrate acquired properties and operations;
•Unexpected delays or increased costs associated with any development projects;
•The availability of cash flows from operating activities for distributions and capital expenditures;
•Defaults on or non-renewal of leases by customers, lease renewals at lower than expected rent, or failure to lease properties at all or on favorable rents and terms;
•Difficulties in economic conditions generally and the real estate, debt, and securities markets specifically, including the impact of inflation, changes in interest rates, developments related to tariffs and trade policies and the resulting impacts on market volatility and global trade and the conflicts in Ukraine and in the Middle East;
•Legislative or regulatory changes, including changes to the laws governing the taxation of real estate investment trusts (“REITs”);
•Our failure to obtain, renew, or extend necessary financing or access the debt or equity markets;
•Conflicts of interest arising out of our relationships with the Sponsor, the Advisor, and their affiliates;
•Risks associated with using debt to fund our business activities, including re-financing and interest rate risks;
•Changes in interest rates, operating costs, or greater than expected capital expenditures;
•Changes to U.S. generally accepted accounting principles (“GAAP”); and
•Our ability to continue to qualify as a REIT.

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
•There is no assurance that we will be able to achieve our investment objectives. We have experienced net losses, as defined by GAAP.
•There is no public trading market for shares of our common stock, and we do not anticipate that there will be a public trading market for our shares, so redemption of shares by us will likely be the only way to dispose of our stockholders’ shares. Our share redemption program will provide our stockholders with the opportunity to request that we redeem their shares on a monthly basis, but we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, redemptions will be subject to available liquidity and other significant restrictions. Further, our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment, it deems such action to be in our best interest and the best interest of our stockholders. As a result, our shares should be considered as having only limited liquidity and at times may be illiquid, therefore, our stockholders must be prepared to hold their shares for an indefinite length of time.
•A portion of the proceeds raised in our securities offerings is expected to be used to satisfy redemption requests. Using the proceeds raised in our securities offerings for redemptions will reduce the net proceeds available to retire debt or acquire additional investments, which may result in reduced liquidity and profitability or restrict our ability to grow our net asset value (“NAV”).
•The purchase and redemption prices for shares of our common stock are generally based on our prior month’s NAV and are not based on any public trading market.
•The purchase and redemption prices for shares of our common stock may not represent our enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. Further, it is possible that the annual appraisals of our properties may not be spread evenly throughout the year, and rapidly changing market conditions or material events may not be fully reflected in our monthly NAV. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.
•In connection with our securities offerings, we incur fees and expenses which will decrease the amount of cash we have available for operations and new investments. In the future, we may conduct other offerings of common stock (whether existing or new classes), preferred stock, debt securities or of interests in our operating partnership. We may also amend the terms of existing securities offerings. We may structure or amend such offerings to attract institutional investors or other sources of capital. The costs of our securities offerings may negatively impact our ability to pay distributions and our stockholders’ overall return.
•Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results or observed market transactions materially differ from what we originally budgeted. For example, due to rapidly changing market conditions, such as tenant demand and resulting rental rates, the valuation of the underlying properties correspondingly may change suddenly.
•Inflation, changing interest rates or deflation may adversely affect our financial condition and results of operations.

•Some of our executive officers, directors and other key personnel are also officers, directors, managers and/or key personnel of the Advisor, Ares Management Capital Markets LLC, the dealer manager for our securities offerings (the “Dealer Manager”), and/or other entities related to the Sponsor. As a result, they face conflicts of interest, including but not limited to conflicts arising from time constraints, allocation of investment and leasing opportunities and the fact that certain of the compensation the Advisor will receive for services rendered to us is based on our NAV, the procedures for which the Advisor assists our board of directors in developing, overseeing, implementing and coordinating. We expect to compete with certain affiliates of direct and indirect owners of the Sponsor for investments and certain of those entities may be given priority with respect to certain investment opportunities.
•Investing in real estate assets involves certain risks, including but not limited to: tenants’ inability to pay rent, increases in interest rates and lack of availability of financing, tenant turnover and vacancies, and changes in supply of or demand for similar properties in a given market.
•We may change our investment policies without stockholder notice or consent, which could result in investments that are different from those described in this Annual Report on Form 10-K and in other filings we make with the SEC from time to time.
•The amount of distributions we may make is uncertain. Distributions have been and may continue to be paid from sources other than cash flows from operating activities, including, without limitation, from borrowings, the sale of assets or offering proceeds. The use of these sources for distributions may decrease the amount of cash we have available for new investments, share redemptions and other corporate purposes, and could reduce our stockholders’ overall return.
•If we fail to qualify as a REIT, it would adversely affect our operations and our ability to make distributions to our stockholders.
•Our use of leverage, such as mortgage indebtedness and other borrowings, increases the risk of loss on our investments.
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
Additionally, we have a program to raise capital through private placement offerings by selling beneficial interests (“DST Interests”) in specific Delaware statutory trusts (each, a “DST” or multiple “DSTs”) holding real properties (the “DST Program”). These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also make loans (“DST Program Loans”) to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2025, we sold $250.3 million of gross interests related to the DST Program, $17.2 million of which were financed by DST Program Loans. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

During the year ended December 31, 2025, we raised gross proceeds of approximately $338.2 million from the sale of approximately 26.1 million shares of our common stock, including shares issued pursuant to our distribution reinvestment plan (“DRIP”). See “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information concerning our securities offerings.
As of December 31, 2025, we directly owned and managed a real estate portfolio that included 269 industrial buildings totaling approximately 57.4 million square feet located in 31 markets throughout the U.S., with 440 customers, and was 90.7% occupied (91.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2025, our real estate portfolio included:
•268 industrial buildings totaling approximately 57.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 90.8% occupied (91.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
•One industrial building totaling approximately 0.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.
Additionally, as of December 31, 2025, we owned and managed one industrial building under construction totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.
As of December 31, 2025, we owned and managed one industrial building totaling approximately 0.7 million square feet and three industrial buildings that were in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in Build-To-Core Industrial Partnership II Tranche B LP, a joint venture partnership (the “BTC II B Partnership”). Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.
See Item 2, “Properties,” for further details on our real estate portfolio. See “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our acquisition activity for the year ended December 31, 2025.
As of December 31, 2025 we had debt security investments designated as available-for-sale debt securities with a fair value of $102.6 million and a cumulative unrealized gain of $0.5 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.7 years as of December 31, 2025.
As of December 31, 2025, we had seven debt-related investments comprised of floating-rate senior and mezzanine loans with an aggregate current commitment of $752.6 million, with a weighted-average remaining term of 1.7 years and a weighted-average interest rate of 7.99%, calculated based on Term Secured Overnight Financing Rate (“Term SOFR”) plus a weighted-average margin of 4.30%. As of December 31, 2025, the outstanding aggregate principal amount and fair value were both $591.3 million.
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of that certain Amended and Restated Advisory Agreement (2025), effective as of April 30, 2025 (the “Advisory Agreement”), by and among us, the Operating Partnership, and the Advisor. The current term of the Advisory Agreement ends April 30, 2026, subject to renewal by our board of directors for an unlimited number of successive one-year periods. The Advisor performs its duties and responsibilities under the Advisory Agreement as a fiduciary of us and our stockholders. The Advisor may, but is not required to, establish working capital reserves from proceeds from our securities offerings, proceeds from sales of DST Interests, from cash flow generated by operating assets or from proceeds from the sale of assets. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions, and major capital expenditures. Our lenders also may require working capital reserves.

Investment Objectives
Our primary investment objectives include the following:
•preserving and protecting our stockholders’ capital contributions;
•providing current income to our stockholders in the form of regular distributions; and
•realizing capital appreciation in our NAV from active investment management and asset management.
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
The number and type of properties we may acquire or develop will depend upon real estate market conditions and other circumstances existing at the time we make our investments. Although we intend to continue to focus our investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property or real estate debt investments. However, we will not invest more than 25% of net proceeds we receive from the sale of shares of our common stock in the offerings in other types of commercial property or real estate debt investments. As of December 31, 2025, our portfolio was comprised of industrial properties and real estate debt and securities. See Item 2, “Properties,” for further detail.
Our investment in any distribution warehouse, other industrial property, or other property type will be based upon the best interests of the Company and our stockholders as determined by the Advisor and our board of directors. Real estate assets in which we may invest may be acquired or developed either directly by us or through joint venture partnerships or other co-ownership arrangements with affiliated or unaffiliated third parties, and may include: equity investments in commercial properties; mortgage, mezzanine, construction, bridge, preferred equity and other loans related to real estate; and investments in other real estate-related entities, including REITs, private real estate funds, real estate management companies, real estate development companies, and debt funds, both foreign and domestic. Subject to the 25% limitation described above, we may invest in any of these asset classes, including those that may present greater risk than industrial properties.
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

Financing Objectives
We use secured and unsecured debt as a means of providing additional funds for the acquisition of assets, to pay distributions, fund redemptions, and for other corporate purposes. While a large percentage of our debt financings may typically be comprised of long-term, fixed-rate loans, our use of leverage generally increases the risk of default on loan payments and the resulting foreclosure on a particular asset or group of assets. Upon a default, our lenders may also have recourse to assets other than those specifically securing the repayment of the indebtedness. Our ability to enhance our investment returns and to increase our diversification by acquiring assets using additional funds provided through borrowings could be adversely impacted if the credit markets are closed or limited and banks and other lending institutions impose severe restrictions on the amount of funds available for the types of loans we seek. We have sourced, and may continue to source, institutional or other capital through joint venture partnerships or other co-partnerships to help diversify risk associated with development and value-add opportunities. See Item 1A, “Risk Factors—Risks Related to Debt and Secured Financings” for further detail.
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
Significant Customers
We are dependent upon the ability of current customers to pay their contractual rent amounts as the rents become due. As of December 31, 2025, there were no customers that individually represented more than 10.0% of total annualized base rent, and our 10 largest customers represented approximately 21.9% of total annualized base rent of our portfolio. We are not aware of any current customers whose inability alone to pay their contractual rental amounts would have a material adverse impact on our results of operations. See Item 2, “Properties,” for further detail about customer diversification.
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
ITEM 1A.        RISK FACTORS
RISKS RELATED TO INVESTING IN OUR SECURITIES
Because we generally do not mark to market our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity, or our associated interest rate hedges that are intended to be held to maturity, the realizable value of the Company or our assets that are encumbered by debt may be higher or lower than the value used in the calculation of our NAV.
In accordance with our valuation procedures, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rates hedges, are valued at par (i.e., at their respective outstanding balances). Because we often utilize interest rate hedges to stabilize interest payments (i.e., to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument, which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered an asset or liability for GAAP purposes. Notwithstanding the foregoing, if we acquire an investment and assume associated in-place debt from the seller that is above or below market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt; the associated premium or discount on such debt will then be amortized through loan maturity. As a result of this policy, the realizable value of the Company or our assets that are encumbered by debt used in the calculation of our NAV may be higher or lower than the value that would be derived if such debt instruments were marked to market. For example, if we decide to sell one or more assets, we may re-classify those assets as held-for-sale, which could then have a positive or negative impact on our calculation of NAV to the extent any associated debt is definitively intended to be prepaid. In some cases, such difference may be significant. As of December 31, 2025, we classified all of our debt as intended to be held to maturity, and our liability included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2025 was $37.2 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate, meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV as of December 31, 2025 would have been higher by approximately $37.2 million, or $0.09 per share, not taking into account all of the other items that impact our monthly NAV.
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
We may redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares than have been requested due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than redeeming our shares. In addition, the total amount of aggregate redemptions of shares of all classes of our common stock (based on the price at which the shares are redeemed) will be limited for each calendar month to 2% of the aggregate NAV of all classes as of the last calendar day of the previous quarter and for each calendar quarter will be limited to 5% of the aggregate NAV of all classes of shares as of the last calendar day of the previous calendar quarter. With respect to the limitations described above, (i) provided that our share redemption program has been operating and not suspended for the first month of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for that month will carry over to the second month and (ii) provided that our share redemption program has been operating and not suspended for the first two months of a given quarter and that all properly submitted redemption requests were satisfied, any unused capacity for those two months will carry over to the third month. In no event will such carry-over capacity permit the redemption of shares with aggregate value (based on the redemption price per share for the month the redemption is effected) in excess of 5% of the combined NAV of all classes of shares as of the last calendar day of the previous calendar quarter (provided that for these purposes redemptions may be measured on a net basis as described in the paragraph below).
We currently measure the foregoing redemption allocations and limitations based on net redemptions during a month or quarter, as applicable. The term “net redemptions” means, during the applicable period, the excess of our share redemptions (capital outflows) over the proceeds from the sale of our shares (capital inflows). For purposes of measuring our redemption capacity pursuant to our share redemption program, proceeds from new subscriptions in a month are included in capital inflows on the first day of the next month because that is the first day on which such stockholders have rights in the Company. Also for purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company. We record these redemptions in our financial statements as having occurred on the first day of the next month following receipt of the redemption request because shares redeemed in a given month are outstanding through the last day of the month. With respect to future periods, our board of directors may choose whether the allocations and limitations will be applied to “gross redemptions,” (i.e., without netting against capital inflows), rather than to net redemptions, which could limit the number of shares redeemed in a given month or quarter despite our receiving a net capital inflow for that month or quarter.
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
The current limitations of our share redemption program are based, in part, on the number of outstanding shares. Thus, the ability of a single investor, or of a group of investors acting similarly, to redeem all of their shares may be limited if they own a large percentage of our outstanding shares. Similarly, if a single investor, or a group of investors acting in concert or independently, owns a large percentage of our outstanding shares, a significant redemption request by such investor or investors could significantly further limit our ability to satisfy redemption requests of other investors of such classes. Such concentrations could arise in a variety of circumstances. For example, we could sell a large number of our shares to one or more institutional investors. In addition, we may issue a significant number of our shares in connection with an acquisition of another company or a portfolio of properties to a single investor or a group of investors that may request redemption at similar times following the acquisition.
Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.
We are offering shares of our common stock at the transaction price, plus applicable selling commissions and dealer manager fees. The transaction price generally will be equal to the NAV per share of our common stock most recently disclosed by us, however, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the most recently disclosed NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share relative to the most recently disclosed NAV per share. The transaction price generally will be based on our most recently disclosed monthly NAV of each class of common stock, which will generally be our prior month’s NAV per share as of the last calendar day of such month (subject to material changes as described above) and will not be based on any public market. Further, our board of directors may amend our NAV procedures from time to time. For example, if our stockholders wish to subscribe for shares of our common stock in October, their subscription request must be received in good order at least five business days before November 1. Generally, the offering price per share would equal the transaction price of the applicable class as of the last calendar day of September, plus applicable upfront selling commissions and dealer manager fees. If accepted, their subscription would be effective on the first calendar day of November. Conversely, if our stockholders wish to submit their shares for redemption in October, their redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of October. If accepted, their shares would be redeemed as of the last calendar day of October and, generally, the redemption price would equal the transaction price of the applicable class as of the last calendar day of September, subject to a 5.0% reduction, for early redemption of shares of our common stock that have not been outstanding for at least one year. In each of these cases, the NAV that is ultimately determined as of the last day of October may be higher or lower than the NAV as of the last day of September used for determining the transaction price. Therefore, the price at which our stockholders purchase shares may be higher than the current NAV per share at the time of sale and the price at which our stockholders redeem shares may be lower than the current NAV per share at the time of redemption.
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
Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. The redemptions of shares of all classes of our common stock are subject to the 2% and 5% limits (as described above) (subject to potential carry-over capacity). Even if we are able to and determine to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, the breadth of our portfolio by property type and location, could be materially adversely affected.
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
In our annual report and in other investor communications, we disclose certain historical NAV and total return information. This information may be presented on a class-by-class basis or on a weighted-average basis across all our classes. The information may go back one month, one quarter, or longer periods. While we believe this historical information is useful, investors should understand that any historical return presentation is inherently limited in its applicability to the future, for a variety of reasons. We may have performed better in certain past time periods than others, and we cannot predict the future performance of the Company specifically or the broader economy and real estate markets more generally. Furthermore, from time to time we may make changes to our portfolio, our investment focus, or structural aspects of the Company that may make past returns less comparable. Over time, we have made changes to the fees and reimbursements we pay to the Advisor (in connection with managing our operations) and the Dealer Manager and participating broker-

dealers (in connection with our securities offerings). Our share classes have different upfront fees and different class-specific fees that make their returns different from those of other classes and from average returns that may be shown. In some cases, we have changed the names of our share classes and the fees that affect their returns.
Even if we are able to raise substantial funds in our securities offerings, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.
Although we presently intend to operate on a perpetual basis with an ongoing offering and share redemption program, this is not a requirement of our charter. Further, we may in the future consider various liquidity events including, but not limited to, a listing of our common stock on a national securities exchange (or the receipt by our stockholders of securities that are listed on a national securities exchange in exchange for our common stock); the sale, merger, or other transaction of the Company in which our stockholders either receive, or have the option to receive, cash, securities redeemable for cash, and/or securities of a publicly traded company; and the sale of all or substantially all of our assets where our stockholders either receive, or have the option to receive, cash or other consideration (each such event, a “Liquidity Event”) and, given that our investment strategy is focused on a single asset class, it is possible that an opportunity to execute a Liquidity Event could arise. Even if we are able to raise substantial funds in our offerings, if circumstances change such that our board of directors believes it is in the best interest of our stockholders to terminate our offerings or to suspend our share redemption program, in connection with a Liquidity Event or otherwise, we may do so without stockholder approval. Our board of directors may also change our investment objectives, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders if the tax rules applicable to REITs change such that we could do so without adverse tax consequences. Our board of directors may decide that a Liquidity Event or certain other significant transactions that require stockholder approval are in the best interests of our stockholders. Holders of all classes of our common stock have equal voting rights with respect to such matters and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offerings, business and operating plans may change.
Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.
The primary component of our NAV is the value of our investments. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Additionally, appraisals of our properties are in part based on historical transaction data. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities are best determined by negotiation between a willing buyer and seller. As such, the carrying value of an asset may not reflect the price at which the asset could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. In addition, accurate valuations are more difficult to obtain in times of low transaction volume because there are fewer market transactions that can be considered in the context of the appraisal. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred by us in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, the value of our interest in any joint venture or partnership that is a minority interest or is restricted as to salability or transferability may reflect or be adjusted for a minority or liquidity discount. In addition to being a month old when share purchases and redemptions take place, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. The stock price of shares of a publicly traded REIT may materially differ from the NAV of a non-exchange traded REIT with comparable portfolios. While any changes in the value of our real estate portfolio will ultimately be reflected in future calculations of NAV, there will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to the Advisor and the Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in our securities offerings, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our estimated NAV per share, our stockholders may pay more than realizable value or receive less than realizable value for their investment.

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
The performance component of the advisory fee is calculated on the basis of the overall investment return provided to holders of Fund Interests (i.e., our outstanding shares and OP Units held by third parties) in any calendar year such that the Special Unit Holder, which is a wholly-owned subsidiary of our Advisor, will receive a performance component of the advisory fee equal to the lesser of (1) 12.5% of (a) the annual total return amount less (b) any loss carryforward, and (2) the amount equal to (x) the annual total return amount, less (y) any loss carryforward, less (z) the amount needed to achieve an annual total return amount equal to 5.0% of the NAV per Fund Interest at the beginning of such year (the “Hurdle Amount”). Therefore, if the annual total return amount exceeds the Hurdle Amount plus the amount of any loss carryforward, then the Special Unit Holder will receive a performance component equal to 100% of such excess, but limited to 12.5% of the annual total return amount that is in excess of the loss carryforward. The foregoing calculations are performed based on the weighted-average number of outstanding Fund Interests during the year and the weighted-average total return per Fund Interest. The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance component of the advisory fee as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance component is being calculated with respect to a year in which we complete a Liquidity Event (if any), for purposes of determining the “annual total return amount,” the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such Liquidity Event. The “loss carryforward” referred to above will track any negative annual total return amounts from prior years and offset the positive annual total return amount for purposes of the calculation of the performance component of the advisory fee. Therefore, payment of the performance component of the advisory fee (1) is contingent upon the overall return to the holders of Fund Interests exceeding the Hurdle Amount plus the amount of any loss carryforward, (2) will vary in amount based on our actual performance and (3) cannot, in and of itself, cause the overall return to the holders of Fund Interests for the year to be reduced below 5.0%. In addition, if the performance component of the advisory fee is earned for any given year, the Advisor and the Special Unit Holder will not be obligated to return any portion of the advisory fees based on our subsequent performance. We completed the 2025 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2025 is approximately $0.35 per Fund Interest, which takes into account a $1.38 per Fund Interest loss carryforward generated through the 2024 calendar year. Realization of the loss carryforward is contingent on future performance. Even after such offset, future performance participation allocations will be subject to the Hurdle Amount.
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
Until the proceeds from our securities offerings are fully invested, and from time to time thereafter, we may not generate sufficient cash flows from operating activities, as determined on a GAAP basis, to fully fund distributions to our stockholders. To date, we have funded, and expect to continue to fund, distributions to our stockholders, with cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, net proceeds from shares sold in our securities offerings, and from our sale of DST Interests. Our charter does not prohibit our use of such sources to fund distributions. We may be required to fund distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected or as a result of numerous other factors. We have not established a cap on the amount of our distributions that may be paid from any of these sources. Using certain of these sources may result in a liability to us, which would require a future repayment. For the year ended December 31, 2025, approximately 44.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 55.1% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 40.4% were funded with proceeds from shares issued pursuant to our DRIP and 14.7% were funded with proceeds from financing activities.
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
We have taken certain actions to increase the stock ownership in the Company by our management team, the Advisor and our directors, including the implementation of certain stock-based awards. The current level of ownership by management may be less than the management teams of other public real estate companies and, as a result, our investors may be at a greater risk of loss than the Advisor and other members of our management, especially as compared to these other companies in which stock ownership by management and directors may be significantly greater.
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
We are affected by the fiscal and monetary policies of the United States Government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve resumed its monetary easing cycle with an aggregate 75 basis point rate reduction in 2025, there can be no assurance that the rate will continue to decrease or that they will not be increased in 2026 and beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions remain under significant pressure to adjust their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. In 2025, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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
Our revenues from our real property investments are dependent on our ability to lease our real properties and the creditworthiness of our customers and would be adversely affected by the loss of or default by significant customers. Much of our customer base is comprised of non-rated and non-investment grade customers. The success of our real properties depends on the financial stability of such customers. The financial results of our customers can depend on several factors, including but not limited to the general business environment, interest rates, inflation, the availability of credit, taxation and overall consumer confidence. In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economies or otherwise, could result in a reduction in performance of our customers and consequently, adversely affect our results of operations, NAV and returns to our stockholders. If indicators of impairment exist in any of our real properties, for example, we experience negative operating trends such as prolonged vacancies or operating losses, we may not recover some or all of our investment.
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
As of December 31, 2025, our top five customers represented 15.8% of our total annualized base rent of our portfolio, our top ten customers represented 21.9% of our total annualized base rent of our portfolio and there were no customers that individually represented more than 10.0% of our total annualized base rent of our portfolio. Our results of operations are currently substantially dependent on our top customers, and any downturn in their businesses could have a material adverse effect on our operations. In addition, certain of our properties are occupied by a single customer, and as a result, the success of those properties depends on the financial stability of that customer. Adverse impacts to such customers, businesses or operators, including as a result of changes in market or economic conditions, natural disasters, outbreaks of an infectious disease, pandemic or any other serious public health concern, political events or other factors that may impact the operation of these properties, may have negative effects on our business and financial results. As a result, some of our customers have been, and may in the future be, required to suspend operations at our properties for what could be an extended period of time. Further, if such customers default under their leases, we may not be able to promptly enter into a new lease or operating arrangement for such properties, rental rates or other terms under any new leases or operating arrangement may be less favorable than the terms of the current lease or operating arrangement or we may be required to make capital improvements to such properties for a new customer, any of which could adversely impact our operating results.

A global economic slowdown or further declines in real estate values could impair our investments and have a significant adverse effect on our business, financial condition and results of operations.
Geopolitical instability, uncertainty with respect to actual and proposed U.S. trade, foreign, economic and other policies, the war between Russia and Ukraine, the conflicts in the Middle East, as well as other global events have created macroeconomic uncertainty at a global level. Sanctions imposed by the U.S. and other countries have caused additional financial market volatility and affected the global economy. Because of interrelationships within the global financial markets, if these issues do not abate, worsen or spread, our business may be adversely affected.
Even though macroeconomic volatility slowed in the U.S. towards the end of 2025, the current macroeconomic environment is characterized by inflation, labor shortages or interruptions, changing interest rates, foreign currency exchange volatility and volatility in global capital markets. Market and economic disruptions have affected, and may in the future affect, consumer confidence levels and spending, bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that market disruptions, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. The risks associated with our business are more severe during periods of economic slowdown or recession and since such periods are accompanied by declining real estate values, our business could be materially adversely affected.

There continues to be significant uncertainty about the future relationship between the U.S. and other countries with respect to trade policies, treaties and tariffs. Developments relating to tariffs between the U.S. and other countries, the perception that they could occur, or reactionary measures in response thereto, including retaliatory tariffs, legal challenges, or currency manipulation, could have an adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and impact our borrowers and the value of our collateral. Moreover, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating, which could cause borrowing costs to rise, negatively impacting both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, the political difficulty in reaching an agreement without repeated crises has undermined market confidence in the stability and predictability of U.S. policymaking. Market conditions may also make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.
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
Furthermore, an earthquake, wildfire or other disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications, human resources systems or other services used by us, our Advisor, Ares or third parties with whom we conduct business, could materially disrupt our operations and adversely affect our business and financial results. Although Ares has disaster recovery programs in place, these may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for any losses as a result of such a disaster or disruption, if at all.
We, our Advisor and Ares also rely on third-party service providers for certain aspects of our respective businesses, including for certain information systems, technology and administration of our loan portfolio and compliance matters. Operational risks could increase as third-party service providers increasingly offer mobile and cloud-based software services rather than software services that can be operated within our Advisor’s or Ares’ own data centers, as certain aspects of the security of such technologies may be complex, unpredictable or beyond their control, and any failure by mobile technology or cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations and the operations of our Advisor and Ares and result in misappropriation, corruption or loss of confidential, proprietary or personal information. In addition, such counterparties’ information systems, technology or accounts may be the target of cyber-attacks. Any interruption or deterioration in the performance of these third parties or failures or vulnerabilities of their information systems or technology could impair the quality of our operations and could impact our reputation and adversely affect our business.
Finally, there continues to be significant evolution and developments in the use of artificial intelligence technologies, including generative artificial intelligence. At this time, we cannot fully determine the impact of such evolving technology to our industry or business.
A major public health crisis, pandemic or epidemic could disrupt the U.S. and global economies and industries in which our customers operate and materially and adversely impact us.
A major public health crisis, pandemic or epidemic could impact the U.S. and global economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business and operations. Public health crises, pandemics and epidemics have contributed, and could contribute, to adverse impacts on global commercial activity, our properties and our operating results, including through reductions in occupancy and increases in the cost of operation, all of which could disrupt our business and materially adversely impact our financial results.
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
Security incidents or cyber-attacks affecting us, Ares, the Advisor, the Dealer Manager, or Ares or third-party providers could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations, a compromise or corruption of our confidential, personal or other sensitive information and/or damage to our business relationships or reputation or the business relationships or reputations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with essential services, all of which could negatively impact our business, financial condition and operating results.
The efficient operation of our business is dependent on information systems and technology, including computer hardware and software systems, as well as data processing systems and the secure processing, storage and transmission of information, all of which are potentially vulnerable to security incidents and cyber-attacks. These attacks may take the form of an intentional attack or an unintentional event, either of which could involve a third party gaining unauthorized access to our information systems or those of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-states or nation-state affiliated actors and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We, along with the Advisor and the Dealer Manager, have been and expect to continue to be the target of fraudulent calls, emails and other forms of potentially malicious or otherwise negatively impacting activities and attempts to gain unauthorized access to confidential, personal or otherwise sensitive information, which are becoming more sophisticated and difficult to detect, particularly as threat actors use artificial intelligence technologies to deploy these attacks. Artificial intelligence tools may also be susceptible to new forms of cyber-attacks, such as prompt injection attacks, which may increase our cybersecurity risks where we implement artificial intelligence technologies in our business. Cybersecurity risks are also exacerbated by the rapidly increasing volume of highly sensitive data, including our proprietary business information and intellectual property, personal information of our Advisor’s employees, our customers and others, and other sensitive information that our Advisor collects, processes and stores in its data centers and on its networks or those of its third-party service providers. Many jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal information, with which we and our Advisor must comply in the event of a security incident or cyber-attack.

The result of any security incident or cyber-attack may include disrupted operations, including our, our Advisor’s, our customers’, or third-parties’ operations, misstated or unreliable financial data, fraudulent transfers or requests for transfers of money, liability for stolen assets or improperly accessed information (including personal information), fines or penalties, investigations, increased cybersecurity protection and insurance costs, litigation, or damage to our business relationships and reputation, in each case, causing our business and results of operations to suffer or otherwise causing interruptions or malfunctions in our, our Advisor’s employees’, its affiliates’ employees’, our counterparties’ or third parties’ operations. The costs related to cyber-attacks or other security incidents or disruptions may not be fully insured or indemnified by other means. As reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by Ares and third party service providers.
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
Security incidents and cyber-attacks may originate from a wide variety of sources, and while Ares has implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber-attacks, these measures do not guarantee that a security incident or cyber-attack will not occur or that our financial results or operations will not be negatively impacted by such an incident, especially because the techniques of threat actors change frequently and are often not recognized until launched, and may be enhanced by artificial intelligence technologies. Ares relies on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on their information systems, as well as on policies and procedures to protect against the unauthorized or unlawful disclosure of confidential, personal or other sensitive information. Although Ares takes protective measures and endeavors to strengthen its computer systems, software, technology assets and networks to prevent and address potential security incidents and cyber-attacks, there can be no assurance that any of these measures prove effective. Ares expects to be required to devote increasing levels of funding and resources, which may in part be allocated to us, to comply with evolving cybersecurity and privacy laws and regulations and to continually monitor and enhance its cybersecurity procedures and controls.

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
In addition, cybersecurity is a priority for regulators around the world. State and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability. The SEC requires public companies to disclose material cybersecurity incidents on Form 8-K and provide periodic disclosure regarding their cybersecurity risk management, strategy, and governance in annual reports.
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
We receive, maintain and store the non-public personal information of our stockholders and certain of our customers. The technology and other controls and processes designed to secure our stockholder and customer information and to prevent, detect and remedy any unauthorized access to that information are designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to such non-public personal information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, we may be responsible to the affected individual or entity for any losses that may have been incurred as a result of the misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of non-public personal information, which could materially adversely affect us.
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
Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, listing, redemptions and distributions. Our board of directors may amend or revise these and other policies without providing notice to or obtaining the consent of our stockholders, which could result in investments that are different from those described in this Annual Report on Form 10-K and in other filings we make with the SEC from time to time. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and our stockholders’ inability to exert control over those policies increases the uncertainty and risks our stockholders face, especially if our board of directors and our stockholders disagree as to what course of action is in our stockholders’ best interests.
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
In connection with a contribution of property to the Operating Partnership, the Operating Partnership may enter into a “tax protection agreement” with the contributor of such property. Such an agreement typically would provide that if we dispose of any interest in the contributed property in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributor for its tax liabilities attributable to recognition of the built-in gain that existed with respect to such property interests, as well as the tax liabilities incurred as a result of such tax protection payment. As a result, it may be economically prohibitive for us to sell a contributed property subject to such an agreement even though such sale otherwise would be economically advantageous. While there may be ways to mitigate or avoid incurring an indemnification obligation under a tax protection agreement on the disposition of a property, there can be no assurances that such strategies will be implemented or successful.
Tax protection agreements may require the Operating Partnership to maintain certain debt levels that otherwise would not be required to operate our business.
Under a tax protection agreement, the Operating Partnership may be required to maintain a certain minimum amount of non-recourse debt, provide the contributor of property the opportunity to guarantee debt or provide the contributor the opportunity to enter into a “deficit restoration obligation,” in each case for the purpose of maintaining or increasing the contributor’s adjusted tax basis in his or her partnership interest in the Operating Partnership. If we fail to maintain such debt or make such opportunities available, we may be required to indemnify such contributor for the contributor’s tax liability resulting from such failure and the tax liabilities incurred as a result of such tax protection payment. These obligations may require the Operating Partnership to maintain more or different indebtedness than we would otherwise require for our business.
Certain provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control.
Provisions in the partnership agreement of the Operating Partnership may delay, defer or prevent an unsolicited acquisition of us or a change of our control. These provisions include, among others:
•redemption rights of qualifying parties;
•a requirement that we may not be removed as the general partner of the operating partnership without our consent;
•transfer restrictions on our OP Units;
•our ability, as general partner, in some cases, to amend the partnership agreement without the consent of the limited partners; and
•the right of the limited partners to consent to transfers of the general partnership interest and mergers under specified circumstances.
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
Limited partners in the Operating Partnership have the right to vote on certain amendments to the twelfth amended and restated limited operating partnership agreement for the Operating Partnership, or the “Operating Partnership Agreement,” as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with our stockholders’ interests. In addition, conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the Operating Partnership or any partner thereof, on the other hand. Our directors and officers have duties to the Company and our stockholders under Maryland law in connection with their management of the Company.
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
Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, funding redemptions or making additional investments.
Properties that are placed into the DST Program (each, a “DST Program Asset”) later may be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) generally remain subject to tax on their share of built-in gain in the applicable DST Program Asset if such asset subsequently is sold in a taxable transaction. Although we are not contractually obligated to do so, generally we have sought to dispose of DST Program Assets in tax-deferred transactions, such as a Section 1031 Exchange in order to mitigate or avoid having our DST Investors incur tax on such disposition. Further, if we undertake such a Section 1031 Exchange, the applicable DST Investors’ built-in gain will carry over to any replacement property acquired in such exchange. Although there may be ways to mitigate or avoid triggering the DST Investors’ built-in gain on a disposition of a DST Program Asset, there can be no assurances that such strategies will be implemented or successful. As a result, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes to DST Investors attributable to their built-in gain. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments. If we are unable to fund redemptions, our board of directors may determine to suspend our share redemption program until we are able to generate sufficient liquidity to satisfy redemption requests.

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
We may dispose of properties in transactions intended to qualify as Section 1031 Exchanges. Such Section 1031 Exchanges are intended to result in the deferral of otherwise taxable gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a Section 1031 Exchange could require us to pay U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.
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
Holders of our common stock do not have preemptive rights to any shares issued by us in the future. We may issue additional shares of common stock, without stockholder approval, including through the declaration of stock dividends, at a price which could dilute the value of existing stockholders’ shares. Further, we may issue, without stockholder approval, preferred stock or other classes of common stock with voting and conversion rights which could adversely affect the voting power of the common stockholders and with rights that could dilute the value of our stockholders’ shares of common stock. This would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Under our charter, we have authority to issue a total of 1.7 billion shares of capital stock. Of the total number of shares of capital stock authorized (a) 1.5 billion shares are designated as common stock, including 200.0 million classified as Class I-R shares, 200.0 million classified as Class T-R shares, 75.0 million classified as Class D-R shares, 425.0 million classified as Class S-PR shares, 175.0 million classified as Class D-PR shares and 425.0 million classified as Class I-PR shares, and (b) 200.0 million shares are designated as preferred stock. Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series that we have authority to issue without stockholder approval. Investors will also experience dilution if we issue equity compensation pursuant to our equity incentive plans, issue shares or OP Units to the Advisor in lieu of cash payments or reimbursements under the Advisory Agreement, or redeem OP Units for shares of common stock. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in order to raise capital in relation to the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. OP Units may generally be converted into shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Ultimately, any additional issuance by us of equity securities or by the Operating Partnership of OP Units will dilute our stockholders’ indirect interest in the Operating Partnership, through which we own all of our interests in our investments. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. Holders of preferred stock or new classes of OP Units could be given other preferential rights, such as preferential redemption rights or preferential tax protection agreements, that could reduce the amount of funds available for the payment of distributions on our common stock or otherwise negatively affect our stockholders. In addition, under certain circumstances, the issuance of preferred stock, a new class of OP Units, or a separate class or series of common stock may render more difficult or tend to discourage:
•A merger, tender offer or proxy contest;
•The assumption of control by a holder of a large block of our securities; and/or
•The removal of incumbent management.
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

Maryland law and our organizational documents limit our stockholders’ ability to amend our charter or terminate the Company without the approval of our board of directors.
Although the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the Statement of Policy, indicates that stockholders are permitted to amend our charter or terminate the Company without the necessity for concurrence by our board of directors, we are required to comply with the Maryland General Corporation Law, which provides that any amendment to our charter or any termination of the Company must first be declared advisable by our board of directors. Therefore, our charter provides that stockholders may vote to authorize the amendment of our charter or the termination of the Company, but only after such action has been declared advisable by our board of directors. Accordingly, the only proposals to amend our charter or to terminate the Company that will be presented to our stockholders will be those that have been declared advisable by our board of directors.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to the Company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to “securities law claims” which are (i) claims arising under the Securities Act or the Exchange Act and (ii) actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and U.S. territories and districts in which our shares are sold (such states, territories and districts the “Relevant Jurisdictions”). We have appointed officials in the Relevant Jurisdictions upon whom may be served any notice, process or pleading in any action or proceeding against us arising out of, or in connection with, the sale of securities in the Relevant Jurisdictions or arising out of a violation of the laws of the Relevant Jurisdictions. We have also consented that any such action or proceeding may be commenced in any court of competent jurisdiction and proper venue within the Relevant Jurisdictions by service of process upon the respective official of the applicable Relevant Jurisdiction with the same effect as if we were organized or created under the laws of the Relevant Jurisdiction and have been lawfully served with process in the Relevant Jurisdiction. The inapplicability of this choice of forum provision to securities law claims will not cause this choice of forum provision to be inapplicable to other types of claims, whether they are brought concurrently with, before or after securities law claims.
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

Technological developments in artificial intelligence could disrupt the markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs.

Artificial intelligence, including machine learning technology and generative artificial intelligence, is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, artificial intelligence could significantly disrupt the business models and markets in which we and our borrowers operate and subject us to increased competition, legal and regulatory risks and compliance costs, any of which could have a material adverse effect on our business, financial condition and results of operations.

We, our Advisor and Ares use and plan to expand our use of artificial intelligence tools and technologies in the operation of our business and their businesses. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misuse or disclosures of confidential information, infringement of third-party intellectual property rights, potential cybersecurity vulnerabilities, reputational risk and regulatory burdens. In addition, artificial intelligence models may create outputs that are flawed, inaccurate, biased, or that infringe or misappropriate intellectual property of third parties. The models may also be subject to new or different modes of cyber-attacks, including prompt injection attacks, and such attacks may be able to circumvent cybersecurity tools and processes that we or the providers of such tools have in place. To the extent we rely on such technologies, these risks could negatively impact our business. There is also a risk that artificial intelligence tools or applications may be misused by our Advisor’s employees or the employees of its affiliates, and/or third parties engaged by us, our Advisor or Ares. For example, an employee may input confidential information, including material non-public information, trade secrets, or personal information, into artificial intelligence technologies in a manner that results in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Further, we, our Advisor or Ares may not be able to control how any third-party artificial intelligence technologies that we, our Advisor or Ares use are developed or maintained, or how data is used or disclosed, even where we have contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.

We may also be exposed to competitive risks related to the adoption of artificial intelligence or other new technologies by others within our industry. If our competitors are more successful than us in the use of artificial intelligence or development of services or products based on artificial intelligence, or we adopt artificial intelligence at a slower pace than others, we may be at a competitive disadvantage.

Finally, regulations related to artificial intelligence may also impose on us, our Advisor and Ares certain obligations and costs related to monitoring and compliance, and we, our Advisor and Ares could be subject to regulatory action if we, our Advisor or Ares are deemed not to have complied.

Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
Our business faces increasing public scrutiny related to sustainability activities. A variety of organizations measure the performance of companies on sustainability topics, and the results of these assessments are widely publicized. Certain institutional investors may consider such sustainability ratings and measures in making their investment decisions. If our sustainability ratings or performance do not meet the standards set by such investors or our stockholders, they may choose to exclude our securities from their investments.

We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, including, but not limited to human rights, climate change and environmental stewardship, support for local communities, corporate governance and transparency, or consideration of sustainability factors in our investment processes. Adverse incidents with respect to sustainability activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.

“Anti-ESG” sentiment has gained momentum across the U.S., with several states, the executive branch and federal agencies, and Congress having proposed, enacted or indicated an intent to pursue “anti-ESG” policies, legislation, or initiatives, have issued related legal opinions, and pursued related investigations and litigation. If investors subject to “anti-ESG” legislation view our Manager’s responsible investing or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation, initiatives or legal opinions, such investors may not invest in us and it could negatively impact the price of our common stock. In addition, corporate diversity, equity and inclusion (“DEI”) practices have recently come under increasing scrutiny. For example, some conservative groups and federal and state officials have asserted that the U.S. Supreme Court’s decision striking down race-based affirmative action in higher education in June 2023 should be analogized to private employment matters and private contract matters. Several media campaigns and cases alleging discrimination based on such arguments have been initiated since the decision and, in January 2025, the Trump Administration signed a number of Executive Orders focused on DEI, which caution the private sector to end “illegal DEI discrimination and preferences” and preview upcoming compliance investigations of private entities, including publicly traded companies. Agencies across the federal government, including the Department of Justice, the Federal Communications Commission, and the Equal Employment Opportunity Commission, have been focusing on DEI-related investigations and enforcement. It is uncertain how the interpretation, application, and enforcement of laws (including U.S. state and federal nondiscrimination laws), policies, and public sentiment related to DEI will evolve, and it may become increasingly challenging to establish global DEI-related policies and programs that meet the varied laws, policies, and norms of different jurisdictions. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder trust, impact our reputation and constrain our investment opportunities. Such scrutiny of both sustainability and DEI related practices could expose our Manager to the risk of litigation, investigations or challenges by federal or state authorities or result in reputational harm.

There is also regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of sustainability factors in order to allow investors to validate and better understand sustainability claims. For example, the SEC sometimes reviews compliance with sustainability commitments in examinations and has taken enforcement actions against registered investment advisers for not establishing adequate or consistently implementing responsible investment policies and procedures to meet sustainability commitments to investors.

In addition, compliance with any new laws or regulations increases our regulatory burden and could result in increased legal, accounting and compliance costs, make some activities more difficult, time-consuming and costly, affect the manner in which we conduct our business and adversely affect our profitability.

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
Our results of operations depend substantially on our ability to lease the areas available in the properties that we own as well as the price at which we lease such space. Adverse conditions in the regions and specific markets where we operate may reduce our ability to lease our properties, reduce occupancy levels, restrict our ability to increase rental rates and force us to lower rental rates and/or offer customer incentives. Should our assets fail to generate sufficient revenues for us to meet our obligations, our financial condition and results of operations, as well as our ability to make distributions, could be adversely affected. The following factors, among others, may adversely affect the operating performance of our properties:
•Economic downturn and turmoil in the financial markets may preclude us from leasing our properties or increase the vacancy level of our assets;
•Periods of increased interest rates could result in, among other things, an increase in defaults by customers, a decline in our property values, and make it more difficult for us to dispose of our properties at an attractive price;
•Rising vacancy rates for commercial property, particularly in large metropolitan areas;
•Our inability to attract and maintain quality customers;
•Default or breaches by our customers of their contractual obligations;

•Increases in our operating costs, including the need for capital improvements;
•Increases in the taxes levied on our business;
•Regulatory changes affecting the real estate industry, including zoning rules; and
•Susceptibility of certain areas to natural disasters.
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
The risk associated with development and construction activities carried out by real estate companies like ours include, among others, the following:
•Long periods of time may elapse between the commencement and the completion of our projects;
•Construction and development costs may exceed original estimates;
•The developer/builder may be unable to index costs or receivables to inflation indices prevailing in the industry;
•The level of interest of potential customers for a recently launched development may be low;
•There could be delays in obtaining necessary permits;
•The supply and availability of construction materials and equipment may decrease and the price of construction materials and equipment may increase;
•Construction and sales may not be completed on time, resulting in a cost increase;

•It may be difficult to acquire land for new developments or properties;
•Labor may be in limited availability;
•Changes in tax, real estate and zoning laws may be unfavorable to us; and
•Unforeseen environmental or other site conditions.
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
We have entered, and may continue to enter, into joint venture partnerships with third parties, including entities that are affiliated with the Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:
•The possibility that our venture partner, co-tenant or partner in an investment might become bankrupt or otherwise be unable to meet its capital contribution obligations;
•That such venture partner, co-tenant or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals;
•That such venture partner, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or
•That actions by such venture partner could adversely affect our reputation, negatively impacting our ability to conduct business.
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
In addition, our ability to increase our revenues and operating income partially depends on steady growth of demand for the products and services offered by the customers located in the assets that we own and manage. A drop in demand, as a result of a slowdown in the U.S. and global economies or otherwise, could result in a reduction in customer performance and consequently, adversely affect us.
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
RISKS RELATED TO DEBT AND SECURED FINANCINGS
We intend to continue to incur mortgage indebtedness, corporate indebtedness and other borrowings, which may increase our business risks, and could hinder our ability to make distributions to our stockholders.
As of December 31, 2025, we had approximately $4.8 billion of consolidated indebtedness and $72.6 million of secured financings outstanding. We intend to continue to finance a portion of the purchase price of our investments by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets, provided that we may exceed this limit if a higher level of borrowing is approved by a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding limitation provides for borrowings of up to 75% of the aggregate cost of our real estate assets before non-cash reserves and depreciation. In addition, we may incur mortgage debt and pledge some or all of our properties or other assets as security for that debt to obtain funds to acquire additional property, debt or other investments. We may also borrow funds to make distributions, to redeem securities, to satisfy the REIT distribution requirements or for any working capital purposes. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
We have entered into loan agreements that contain restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders, fund redemptions, exercise our fair market purchase option with respect to or raise additional capital through the DST Program, replace the Advisor or otherwise meet our investment objectives.
When providing financing, a lender typically imposes restrictions on us that may affect our distribution and operating policies and our ability to incur additional debt. Our loan agreements include restrictions, covenants, customary market carve-outs and/or guarantees by us. Certain financial covenants include tests of our general liquidity and debt servicing capability as well as certain collateral specific performance and valuation ratios. In addition, our loan agreements may contain covenants that limit our ability to further leverage the property, discontinue insurance coverage or replace the Advisor as our advisor. Further, our loan agreements may limit our ability to replace our property managers or terminate certain operating or lease agreements related to the property. In addition, certain of our loan agreements require that we maintain certain minimum ownership of the Operating Partnership at all times, which could adversely affect our flexibility in determining when to exercise the Operating Partnership’s fair market value purchase option to acquire DST Interests in exchange for OP Units or whether and when to launch additional offerings our DST Program. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives, fund redemptions and make distributions to our stockholders. There can be no assurance that we will be able to comply with these covenants in the future, or that if we violate a covenant the lender would be willing to provide a waiver of such covenant. Violation of these covenants could result in the acceleration of maturities under the default provisions of our loan agreements.
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
At such time as we may own debt investments, generally, when market interest rates rise, the market value of such investments will decline, and vice versa. Accordingly, the yield on our debt investments may be sensitive to changes in prevailing interest rates and corresponding changes in prepayment rates. Therefore, changes in interest rates may affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations could also cause a borrower to prepay a mortgage loan more quickly than we expect, which could lead to our expected return on the investment being adversely affected. Further, there is a risk that income from our portfolio will decline if we invest the proceeds from matured, traded or called securities at market interest rates that are below our real estate debt portfolio’s current earnings rate. A decline in income could affect the NAV of our shares or their overall returns.

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
Any deterioration of real estate fundamentals generally, and in the United States in particular, could negatively impact our performance by making it more difficult for issuers to satisfy their debt payment obligations, increasing the default risk applicable to issuers, and/or by making it relatively more difficult for us to generate attractive risk-adjusted returns.

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
Default risks with respect to CMBS investments may be further pronounced in the case of single-issuer CMBS or CMBS secured by a small or less diverse collateral pool, such as SASB loans. At any one time, a portfolio of CMBS may be backed by commercial mortgage loans disproportionately secured by properties in only a few states, regions or foreign countries. As a result, such investments may be more susceptible to geographic risks relating to such areas, including adverse economic conditions, declining home values, adverse events affecting industries located in such areas and other factors beyond our control relative to investments in multi-issuer CMBS or a pool of mortgage loans having more diverse property locations.
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
The real estate loans backing our CMBS and other investments may be subject to various laws enacted in the jurisdiction or state of the borrower for the protection of creditors. If an unpaid creditor files a lawsuit seeking payment, the court may invalidate all or part of the borrower’s debt as a fraudulent conveyance, subordinate such indebtedness to existing or future creditors of the borrower or recover amounts previously paid by the borrower in satisfaction of such indebtedness, based on certain tests for borrower insolvency and other facts and circumstances, which may vary by jurisdiction. There can be no assurance as to what standard a court would apply in order to determine whether the borrower was “insolvent” after giving effect to the incurrence of the indebtedness constituting the mortgage backing the CMBS and other investments, or that regardless of the method of valuation, a court would not determine that the borrower was “insolvent” after giving effect to such incurrence. In addition, in the event of the insolvency of a borrower, payments made on such mortgage loans could be subject to avoidance as a “preference” if made within a certain period of time (which may be as long as one year and one day) before insolvency.

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
Our executive officers, three of our directors and other key personnel are also officers, directors, managers, and key personnel of the Advisor, the Dealer Manager and/or other entities related to our Sponsor. Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence their advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:
•the continuation, renewal or enforcement of our agreements with the Advisor and its affiliates, including the Advisory Agreement and the agreement with the Dealer Manager;
•recommendations to our board of directors with respect to developing, overseeing, implementing and coordinating our NAV procedures, or the decision to adjust the value of certain of our assets or liabilities if the Advisor is responsible for valuing them;
•offerings of equity by us, which may result in increased fees for the Advisor and other related parties;
•competition for customers from entities sponsored or advised by affiliates of our Sponsor that own properties in the same geographic area as us; and
•investments through joint ventures or other co-ownership arrangements, which may result in increased fees for the Advisor.
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
Affiliates of our Advisor may manage other investment vehicles (including public, non-listed REITs) that have investment objectives that compete or overlap with, and may from time to time invest in, our target asset classes. This may apply to existing investment vehicles or investment vehicles that may be organized, or with respect to which affiliates of our Advisor may acquire and assume the role of management in the future. Consequently, we, on the one hand, and these other investment vehicles, on the other hand, may from time to time pursue the same or similar investment opportunities. To the extent such existing vehicles or other future investment vehicles managed by our Advisor or its affiliates seek to acquire the same target assets as the Company, the scope of opportunities otherwise available to us may be adversely affected and/or reduced. Our Advisor or its affiliates may also give advice to investment vehicles managed by our Advisor or its affiliates that may differ from the advice given to us even though their investment objectives may be the same or similar to ours.
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
Given the significant number of investment vehicles managed by the Advisor or its affiliates, we may face conflicts of interest when determining whether to pursue a transaction with such investment vehicles or their portfolio companies, which could limit our ability to pursue transactions that are otherwise suitable for us.
The Advisor and its affiliates manage many other investment vehicles and from time to time we may identify an investment opportunity or other transaction where the counterparty is one of those vehicles, one of their portfolio companies, or another entity in which they own an interest. Although the opportunity or transaction may be otherwise suitable for us and consistent with our investment strategy, we may determine not to pursue the transaction due to the potential conflict of interest. Therefore, there can be no assurance that we will pursue all potentially suitable transactions and investment opportunities that come to our attention.
We depend on the Advisor and its key personnel; if any of such key personnel were to cease employment with the Advisor or its affiliates, our business could suffer.
Our ability to make distributions and achieve our investment objectives is dependent upon the performance of the Advisor in the acquisition, disposition and management of our investments, the selection of customers for our properties, the determination of any financing arrangements and other factors. In addition, our success depends to a significant degree upon the continued contributions of certain of the Advisor’s key personnel, including, in alphabetical order, William S. Benjamin, Gregg P. Boehm, Martin A. Edmondson, David M. Fazekas, Jay W. Glaubach, Andrew E. Holm, Brian R. Lange, Taylor M. Paul, David A. Roth, Julie B. Solomon, Jeffrey W. Taylor, and Joshua J. Widoff, each of whom would be difficult to replace. We currently do not have, nor do we expect to obtain, key man life insurance on any of the Advisor’s key personnel. If the Advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals through their resignation, retirement, or due to an internalization transaction effected by another investment program sponsored by the Sponsor or its affiliates, or due to such individuals becoming otherwise unavailable because of other activities on behalf of the Sponsor or its affiliates, our operating results could suffer. In addition, our operating results could suffer as a result of any misconduct by any of these individuals.

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
RISKS RELATED TO OUR TAXATION AS A REIT
Failure to qualify as a REIT, or failure of our Operating Partnership to qualify as a partnership, for U.S. income tax purposes, could adversely affect our operations and our ability to make distributions.
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
We may choose to transfer certain properties held by the Operating Partnership to a subsidiary REIT or TRS. We expect such transfer generally would be structured to qualify as a tax-free contribution under Section 351 of the Code. Upon such transfer, the Subsidiary REIT or TRS, and not the Operating Partnership, would be entitled to claim any depreciation deductions relating to the transferred property. This could result in a higher amount of taxable income being allocated to us under the Operating Partnership Agreement than would be allocated in the absence of such transfer to the Subsidiary REIT or TRS.

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
The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates is currently 20% plus a 3.8% “Medicare tax” surcharge. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient on ordinary income, rather than the 20% preferential rate, and are also subject to the 3.8% Medicare tax; provided however, that all such distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary), which are received by an individual, directly or indirectly through a pass-through entity, are eligible for a deduction equal to 20% of such ordinary income dividend. The more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of our common stock.
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
Generally, distributions with respect to our common stock, or gain from the sale of our common stock, does not constitute “unrelated business taxable income” to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:
•Part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;
•Part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock; and
•Part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from U.S. federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

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
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences or, generally, must have “reasonable cause” for the failure and pay a penalty, in addition to satisfying such requirements. As a result, we may be required to liquidate otherwise attractive investments.
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
Our ownership of and relationship with our TRSs will be limited and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRS. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, for taxable years beginning after December 31, 2017 through December 31, 2025, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRS. For taxable years beginning after December 31, 2025, up to 25% of a REIT’s asset value may be comprised of TRS securities. A domestic TRS will pay U.S. federal, state and local income tax at regular corporate rates on any income that it earns. In addition, certain tax laws may limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. We cannot assure our stockholders that we will be able to comply with the value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.
Recharacterization of transactions in connection with the Operating Partnership’s DST Program could result in a 100% tax on income from “prohibited transactions,” which would diminish our cash available for distribution to our stockholders.

In connection with the formation of DSTs under our DST Program, one or more of our TRSs have acquired and sold, and will continue to acquire and sell, properties into one or more DSTs. If the IRS successfully treated the Operating Partnership, rather than our TRSs, as the beneficial owner and seller of such properties, gain from such sales could be treated as gain from the sale of properties held primarily for the sale to customers in the ordinary course of business. In such event, such gain could constitute income from a “prohibited transaction” subject to the 100% tax described above. If this occurs, our cash available for distribution to our stockholders may be adversely affected.
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
Certain foreign investors may be subject to tax under the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) on the sale of common shares if we do not qualify as a “domestically controlled qualified investment entity” or if any of our distributions to such investors are attributable to our taxable disposition of U.S. real property interests.
A foreign person (subject to certain exceptions) disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, generally is subject to a tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled qualified investment entity” (as defined in Section 897(h)(4)(B) of the Code and the regulations promulgated thereunder). A domestically controlled qualified investment entity includes a REIT 50% or more of whose shares (based on value) is held directly or indirectly by U.S. holders at all times during a specified testing period. Prospective investors are urged to consult with their tax advisors regarding the application and impact of these rules. There can be no assurance that we are or will qualify as a domestically controlled qualified investment entity. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would potentially be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock. We do not, however, expect any of our shares to be regularly traded on an established securities market. Regardless of our status as a domestically controlled qualified investment entity, capital gain distributions attributable to a disposition of a U.S. real property interest will generally be subject to tax under FIRPTA in the hands of non-U.S. investors (unless an exception to FIRPTA applies to such investor).
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

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:
•Limitations on the capital structure of the entity;
•Restrictions on certain investments;
•Prohibitions on transactions with affiliated entities; and
•Public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.
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
The Ares cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training, including for all of the employees of Ares. Ares’ cybersecurity training programs also include annual certification requirements for employees of Ares with respect to certain policies supporting the cybersecurity program including information security and electronic communications, data protection and privacy. Ares undertakes periodic internal security reviews of its information systems and related controls, including systems affecting personal data and the cybersecurity risks of Ares’ and our critical third-party service providers and other partners. Ares also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.
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
Material Impact of Risks from Cybersecurity Threats
In the last three fiscal years, we have not experienced a material information security breach incident that has materially affected our business strategy, results of operations or financial conditions. The expenses we have incurred from information security breach incidents have been immaterial, and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Related to Our General Business Operations and Our Corporate Structure - Cybersecurity risks or cyber-attacks could adversely affect our business by causing a disruption to our operations or the operations of the Advisor, the Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations... which could negatively impact our business, financial condition and operating results.”

Oversight of Cybersecurity Risks
Our cybersecurity program is managed by Ares’ dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Ares’ CISO, who has a Master’s degree in Cybersecurity from Brown University and over 25 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The Ares CISO reports cybersecurity updates to the Ares ERC. The Ares ERC is a committee that governs and oversees the Ares Enterprise Risk Program, including cybersecurity. The Ares ERC includes its CEO, Co-Presidents, CFO, General Counsel, CIO, Chief Compliance Officer and Head of Enterprise Risk, who acts as chairperson of the Ares ERC. The Ares ERC, through regular consultation with the Ares internal cybersecurity team and representatives from our Advisor, assesses, discusses, and prioritizes Ares’ approach to high-level risks, mitigating controls, and ongoing cybersecurity efforts.
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

ITEM 2.        PROPERTIES
As of December 31, 2025, we directly owned and managed a real estate portfolio that included 269 industrial buildings totaling approximately 57.4 million square feet located in 31 markets throughout the U.S., with 440 customers, and was 90.7% occupied (91.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of December 31, 2025, our real estate portfolio included:
•268 industrial buildings totaling approximately 57.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 90.8% occupied (91.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
•One industrial building totaling approximately 0.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.
Additionally, as of December 31, 2025, we owned and managed one industrial building under construction totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.
As of December 31, 2025, we owned and managed one industrial building totaling approximately 0.7 million square feet and three buildings that were in the pre-construction phase totaling approximately 1.0 million square feet through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.
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
Building Types. Our industrial buildings consist primarily of warehouse distribution facilities suitable for single or multiple customers. The following table summarizes our portfolio by building type as of December 31, 2025:

Building Type	Description	Percent of Rentable Square Feet
Bulk distribution	Building size of 150,000 to over 1 million square feet, single or multi-customer	78.3%
Light industrial	Building size of less than 150,000 square feet, single or multi-customer	21.6
Flex industrial	Includes assembly or research and development, primarily multi-customer	0.1
		100.0%

Portfolio Overview and Market Diversification. As of December 31, 2025, the average effective annual rent of our total real estate portfolio (calculated by dividing total annualized base rent, which includes the impact of any contractual tenant concessions (cash basis), by total occupied square footage) was approximately $7.93 per square foot. The following table summarizes certain operating metrics of our portfolio by market as of December 31, 2025:

	Number of	Rentable	Occupied	Leased
($ and square feet in thousands)	Buildings	Square Feet	Rate (1)	Rate (1)	Annualized Base Rent (2)
Operating Properties:
Atlanta	19	3,949	88.8%	90.1%	$26,075	6.3%
Austin	6	562	76.3	76.3	4,408	1.1
Bay Area	3	845	100.0	100.0	10,706	2.6
Boston	4	606	100.0	100.0	5,836	1.4
Central Florida	11	2,195	89.6	89.6	15,465	3.7
Central Valley	9	2,280	86.6	86.6	14,351	3.5
Charlotte	1	210	100.0	100.0	1,149	0.3
Chicago	26	5,373	96.1	96.1	30,310	7.4
Cincinnati	2	705	100.0	100.0	3,890	0.9
Columbus	4	996	100.0	100.0	6,078	1.5
Dallas	18	5,973	100.0	100.0	36,048	8.7
D.C. / Baltimore	11	1,196	95.4	96.8	12,030	2.9
Denver	2	252	100.0	100.0	1,579	0.4
Houston	13	2,707	100.0	100.0	17,395	4.2
Indianapolis	5	2,591	85.3	85.3	10,611	2.6
Las Vegas	7	1,118	60.8	60.8	9,288	2.2
Louisville	5	1,579	100.0	100.0	7,270	1.8
Memphis	10	3,598	93.6	93.6	15,877	3.8
Nashville	3	1,254	36.5	36.5	2,868	0.7
New Jersey	17	3,526	90.8	98.1	34,031	8.2
Pennsylvania	16	2,937	68.8	69.5	17,171	4.2
Phoenix	6	654	100.0	100.0	5,908	1.4
Portland	3	716	71.6	71.6	4,803	1.2
Reno	6	1,422	100.0	100.0	9,804	2.4
Salt Lake City	5	1,003	95.2	95.2	7,926	1.9
San Antonio	1	96	100.0	100.0	810	0.2
San Diego	7	694	83.7	83.7	7,736	1.9
Savannah	2	519	100.0	100.0	3,092	0.7
Seattle	14	2,395	95.0	95.8	23,643	5.7
South Florida	13	2,317	93.6	93.6	24,894	6.0
Southern California	19	3,006	93.6	93.6	41,544	10.1
Total operating	268	57,274	90.8	91.4	412,596	99.9
Value-Add Properties:
Houston	1	129	62.8	62.8	517	0.1
Total value-add properties	1	129	62.8	62.8	517	0.1
Total portfolio	269	57,403	90.7%	91.3%	$413,113	100.0%
_________________________________________________________________
(1)The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced.
(2)Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.

Lease Terms. Lease terms typically range from one to 10 years and often include renewal options. Leases that are structured on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 99.0% of our total leased portfolio, based on number of leases. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases.
Lease Expirations. As of December 31, 2025, the weighted-average remaining lease term (based on square feet) of our total occupied portfolio was approximately 3.8 years, excluding renewal options. The following table summarizes the lease expirations of our occupied portfolio for leases in place as of December 31, 2025, without giving effect to the exercise of renewal options or termination rights, if any:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)		Occupied Square Feet
2026 (2)	74	$52,356	12.7%	7,480	14.4%
2027	86	67,162	16.3	8,847	17.0
2028	102	72,306	17.5	8,547	16.4
2029	79	56,165	13.6	6,745	13.0
2030	51	50,993	12.3	6,128	11.8
2031	32	26,221	6.3	3,502	6.7
2032	34	42,109	10.2	5,373	10.3
2033	6	3,146	0.8	376	0.7
2034	8	24,110	5.8	2,672	5.1
2035	2	659	0.2	42	0.1
Thereafter	10	17,886	4.3	2,358	4.5
Total occupied	484	$413,113	100.0%	52,070	100.0%
_________________________________________________________________
(1)Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.
(2)Includes one lease totaling approximately 19,000 square feet that expired on December 31, 2025.
Customer Diversification. As of December 31, 2025, none of our customers individually represented more than 10.0% of total occupied square feet or total annualized base rent of our portfolio. The following table reflects the 10 largest customers of our portfolio, based on annualized base rent, which occupied a combined 10.0 million square feet as of December 31, 2025:

Customer	% of Total Annualized Base Rent (1)	% of Total Occupied Square Feet
Amazon	7.6%	6.8%
B. Braun Medical	2.8	1.2
Mondelez Global, LLC	1.9	2.4
Radial, Inc.	1.8	3.2
Maersk	1.7	1.0
Estes Forwarding Worldwide	1.6	1.2
East Coast/West Coast Logistics, LLC	1.3	0.5
FedEx Corporation	1.1	1.5
US Elogistics Service Corp	1.1	0.9
KeHE Distributors, Inc.	1.0	0.7
Total	21.9%	19.4%
_________________________________________________________________
(1)Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.
The majority of our customers do not have a public corporate credit rating. We evaluate creditworthiness and financial strength of prospective customers based on financial, operating and business plan information that is provided to us by such prospective customers, as well as other market, industry, and economic information that is generally publicly available.

Industry Diversification. The table below illustrates the diversification of our portfolio by industry classifications of our customers as of December 31, 2025:

($ and square feet in thousands)	Number of Leases	Annualized Base Rent (1)		Occupied Square Feet
Transportation / Logistics	50	$66,710	16.1%	7,648	14.7%
eCommerce / Fulfillment	29	47,778	11.5	6,403	12.3
Food & Beverage	36	36,694	8.9	4,510	8.7
Storage / Warehousing	44	32,154	7.8	4,233	8.1
Auto	29	24,889	6.0	3,697	7.1
Manufacturing	39	21,278	5.2	2,765	5.3
Home Furnishings	16	17,333	4.2	2,192	4.2
Medical Products / Equipment	5	14,669	3.6	1,021	2.0
Electrical / Wire	13	11,997	2.9	1,809	3.4
Home Improvement	23	11,628	2.8	1,434	2.8
Other	200	127,983	31.0	16,358	31.4
Total	484	$413,113	100.0%	52,070	100.0%
_________________________________________________________________
(1)Annualized base rent is calculated as monthly base rent, including the impact of any contractual tenant concessions (cash basis) per the terms of the lease as of December 31, 2025, multiplied by 12.
DST Program and DST Program Loans. Our DST Program raises capital through private placement offerings by selling DST Interests in specific DSTs holding real properties. The following table presents our DST Program activity for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
DST Interests sold	$250,349	$156,382	$416,507
DST Interests financed by DST Program Loans	17,180	11,453	52,542
Unrealized (loss) gain on financing obligations (1)	(7,823)	194	—
Income earned from DST Program Loans (2)	4,587	7,818	8,884
Gain on extinguishment of financing obligations (3)	55,850	31,250	—
Decrease in financing obligation liability appreciation (4)	—	(6,664)	(12,303)
Rent obligation incurred under master lease agreements (4)	33,104	56,235	67,324
_________________________________________________________________
(1)Included in (loss) gain on financing obligations on the consolidated statements of operations.
(2)Included in other income and expenses on the consolidated statements of operations.
(3)Included in gain on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(4)Included in interest expense on the consolidated statements of operations.
During the years ended December 31, 2025 and 2024, 37.6 million and 61.6 million OP Units were issued in exchange for DST Interests, respectively, for a net investment of $487.8 million and $786.5 million, respectively, in accordance with our UPREIT structure. In addition, during the years ended December 31, 2025 and 2024, we paid $3.6 million and $1.6 million, respectively, in cash in exchange for DST Interests. There were no OP Units issued in exchange for DST Interests or cash paid in exchange for DST Interests during the year ended December 31, 2023. As of December 31, 2025 and 2024, we had DST Program Loans with a combined carrying value of $30.4 million and $103.1 million, respectively. Refer to “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.

Debt Obligations. Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. As of December 31, 2025, we had approximately $4.8 billion of consolidated indebtedness with a weighted-average interest rate of 4.39%, which includes the effect of interest rate swap and cap agreements. The weighted-average remaining term of our consolidated debt as of December 31, 2025 was 1.9 years, excluding any extension options. The total gross book value of properties encumbered by our total consolidated debt as of December 31, 2025 was approximately $5.0 billion. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” and Item 15, “Schedule III—Real Estate and Accumulated Depreciation” for additional information.
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

Quarter	Low	High
2025
First Quarter	$12.8086	$12.8643
Second Quarter	$12.9180	$12.9774
Third Quarter	$12.9862	$13.0494
Fourth Quarter	$13.0851	$13.1272
2024
First Quarter	$12.5560	$13.0390
Second Quarter	$12.5946	$12.6032
Third Quarter	$12.6091	$12.6234
Fourth Quarter	$12.6558	$12.7132
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-

lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $9.6 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $8.0 billion, representing a difference of approximately $1.6 billion, or 19.1%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and Advisor and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of December 31, 2025 and 2024:

	As of
(in thousands)	December 31, 2025	December 31, 2024
Investments in industrial properties	$9,573,550	$8,824,050
Investments in unconsolidated joint venture partnerships	14,265	21,168
Investments in real estate debt and securities	693,861	528,074
DST Program Loans	30,372	102,865
Cash and cash equivalents	63,037	25,148
Restricted cash	13,281	3,649
Other assets	87,902	89,291
Line of credit, term loans and mortgage notes	(4,751,552)	(4,212,520)
Secured financings on investments in real estate debt securities	(72,584)	(104,630)
Financing obligations associated with our DST Program	(494,109)	(809,582)
Other liabilities	(141,279)	(134,976)
Accrued performance participation allocation	—	—
Accrued fixed component of advisory fee	(5,746)	(5,436)
Aggregate Fund NAV	$5,010,998	$4,327,101
Total Fund Interests outstanding	381,727	340,363
The following table sets forth the NAV per Fund Interest as of December 31, 2025:

(in thousands, except per Fund		Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR
Interest data)	Total	Shares	Shares	Shares (1)	Shares	Shares	Shares	OP Units
As of December 31, 2025
Monthly NAV	$5,010,998	$969,159	$234,876	$2,111,803	$185,523	$1,088	$131,492	$1,377,057
Fund Interests outstanding	381,727	73,828	17,892	160,873	14,133	83	10,017	104,901
NAV Per Fund Interest	$13.1272	$13.1272	$13.1272	$13.1272	$13.1272	$13.1272	$13.1272	$13.1272
_________________________________________________________________
(1)Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.

Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of December 31, 2025, we estimated approximately $142.5 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of December 31, 2025, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

Weighted-
Average Basis
Exit capitalization rate	5.6%
Discount rate / internal rate of return	7.3%
Average holding period (years)	10.1
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

			Increase
			(Decrease) to
	Hypothetical		the Fair Value of
Input	Change		Real Properties
Exit capitalization rate (weighted-average)	0.25%	decrease	3.0%
	0.25%	increase	(2.8)%
Discount rate (weighted-average)	0.25%	decrease	2.0%
	0.25%	increase	(2.0)%

Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of December 31, 2025, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of December 31, 2025 was $37.2 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $37.2 million, or $0.09 per share, not taking into account all of the other items that impact our monthly NAV, as of December 31, 2025.
Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2025:

(in thousands)	December 31, 2025
Total stockholders’ equity	$1,539,136
Noncontrolling interests	539,405
Total equity under GAAP	2,078,541

Adjustments:
Accrued distribution fee (1)	142,465
Redeemable noncontrolling interests (2)	102,373
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,536,082
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(5,382)
Accumulated depreciation and amortization (5)	1,237,075
Other adjustments (6)	(80,156)
Aggregate Fund NAV	$5,010,998
_________________________________________________________________
(1)Accrued distribution fee represents the accrual for the full cost of the distribution fee for Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Under GAAP, we accrued the full cost of the distribution fee payable over the life of each share (assuming such share remains outstanding the length of time required to pay the maximum distribution fee) as an offering cost at the time we sold the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. Similarly, we accrued a liability for future distribution fees we expect will be paid based on our estimate of how long the Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units will be outstanding, also as an offering cost. For purposes of calculating the NAV, we recognize the distribution fee as a reduction of NAV on a monthly basis when such fee is paid and do not deduct the liability for estimated future distribution fees that may become payable after the date as of which our NAV is calculated.
(2)Redeemable noncontrolling interests are related to our OP Units, and are included in our determination of NAV but not included in total equity under GAAP.

(3)Our investments in real estate and certain of our financial assets and liabilities, including our debt, certain of our financing obligations, and certain of our DST Program Loans, are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our investments in real estate and certain of our financial assets and liabilities are not included in our GAAP results. For purposes of determining our NAV, our investments in real estate, investments in real estate debt and securities, financing obligations, and DST Program Loans are recorded at fair value. Notwithstanding, our property-level mortgages, corporate-level credit facilities and other secured and unsecured debt that are intended to be held to maturity are valued at par (i.e., at their respective outstanding balances).
(4)Our investments in our unconsolidated joint venture partnerships are presented using the equity method of accounting in our consolidated financial statements. As such, certain increases or decreases in the fair market value of the underlying investments or debt instruments associated with the investments in our unconsolidated joint venture partnerships are not included in our GAAP results. For purposes of determining our NAV, the investments in the underlying real estate and certain of the underlying debt instruments are recorded at fair value and reflected in our NAV at our proportional ownership interest.
(5)We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(6)Includes (i) straight-line rent receivables, which are recorded in accordance with GAAP but not recorded for purposes of determining our NAV, (ii) certain interest rate hedges, which are recorded at fair value in accordance with GAAP but are not included for purposes of determining our NAV if intended to be held to maturity, and (iii) other minor adjustments.
Performance
Our NAV increased from $12.71 per share as of December 31, 2024 to $13.13 per share as of December 31, 2025. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of December 31, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.96)%	2.59%	2.59%	(2.84)%	8.20%	6.95%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.10)%	0.97%	0.97%	(3.96)%	8.33%	6.93%
Difference	0.14%	1.62%	1.62%	1.12%	(0.13)%	0.02%

Class T-R Share Total Return (without Sales Charge) (3)	1.61%	7.42%	7.42%	(1.34)%	9.20%	7.56%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.47%	5.73%	5.73%	(2.48)%	9.33%	7.53%
Difference	0.14%	1.69%	1.69%	1.14%	(0.13)%	0.03%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
(as of December 31, 2025)	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class D-R Share Total Return (3)	1.76%	8.03%	8.03%	(0.78)%	9.77%	8.37%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.61%	6.32%	6.32%	(1.93)%	9.91%	8.34%
Difference	0.15%	1.71%	1.71%	1.15%	(0.14)%	0.03%

Class I-R Share Total Return (3)	1.81%	8.27%	8.27%	(0.55)%	10.08%	8.50%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.67%	6.57%	6.57%	(1.70)%	10.22%	8.48%
Difference	0.14%	1.70%	1.70%	1.15%	(0.14)%	0.02%

Class S-PR Share Total Return (with Sales Charge) (3)	(2.98)%	2.53%	2.53%	n/a	n/a	3.52%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(3.17)%	0.85%	0.85%	n/a	n/a	2.18%
Difference	0.19%	1.68%	1.68%	n/a	n/a	1.34%

Class S-PR Share Total Return (without Sales Charge) (3)	1.60%	7.36%	7.36%	n/a	n/a	7.18%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.40%	5.61%	5.61%	n/a	n/a	5.79%
Difference	0.20%	1.75%	1.75%	n/a	n/a	1.39%

Class D-PR Share Total Return (with Sales Charge) (3)	0.22%	6.38%	n/a	n/a	n/a	6.38%
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.02%	4.65%	n/a	n/a	n/a	4.65%
Difference	0.20%	1.73%	n/a	n/a	n/a	1.73%

Class D-PR Share Total Return (without Sales Charge) (3)	1.75%	8.00%	n/a	n/a	n/a	8.00%
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.55%	6.24%	n/a	n/a	n/a	6.24%
Difference	0.20%	1.76%	n/a	n/a	n/a	1.76%

Class I-PR Share Total Return (3)	1.81%	8.27%	8.27%	n/a	n/a	8.10%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.61%	6.51%	6.51%	n/a	n/a	6.70%
Difference	0.20%	1.76%	1.76%	n/a	n/a	1.40%

_________________________________________________________________
(1)Performance is measured by total return, which includes income and appreciation (i.e., distributions and changes in NAV) and reinvestment of all distributions (“Total Return”) for the respective time period. Partial period returns are not calculated. Past performance is not a guarantee of future results. Performance data quoted above is historical. Current performance may be higher or lower than the performance data quoted. Actual individual stockholder returns will vary. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV. Valuations based upon unaudited or estimated reports from the underlying investments may be subject to later adjustments or revisions, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated on any given day.
(2)The inception date for Class I-R shares and Class T-R shares (formerly designated as Class I shares and Class T shares, respectively) was November 1, 2017, which is when Class I-R and Class T-R shares of our common stock were first issued to third-party investors. The inception date for Class D-R shares (formerly designated as Class D shares) was July 2, 2018, which is when Class D-R shares of our common stock were first issued to third-party investors. The inception date for Class I-PR shares and Class S-PR shares was September 3, 2024, which is when Class I-PR shares and Class S-PR shares of our common stock were first issued to third-party investors. The inception date for Class D-PR shares was January 2, 2025, which is when Class D-PR shares of our common stock were first issued to third-party investors. Since inception returns are not annualized for share classes outstanding for less than one year.
(3)The Total Returns presented are based on the actual NAVs at which stockholders transacted, calculated pursuant to our valuation procedures. With respect to the “Class T-R Share Total Return (with Sales Charge),” “Class S-PR Share Total Return (with Sales Charge),” and “Class D-PR Share Total Return (with Sales Charge),” the Total Returns are calculated assuming the stockholder also paid the maximum upfront selling commission, dealer manager fee and ongoing distribution fees in effect during the time period indicated. With respect to “Class T-R Share Total Return (without Sales Charge),” “Class S-PR Share Total Return (without Sales Charge),” and “Class D-PR Share Total Return (without Sales Charge),” the Total Returns are calculated assuming the stockholder did not pay any upfront selling commission or dealer manager fee, but did pay the maximum ongoing distribution fees in effect during the time period indicated. From NAV inception to January 31, 2020, these NAVs reflected mark-to-market adjustments on our borrowing-related debt instruments and our borrowing-related interest rate hedge positions.
(4)The Adjusted Total Returns presented are based on adjusted NAVs calculated as if we had continued to mark our borrowing-related hedge and debt instruments to market following a policy change to largely exclude borrowing-related interest rate hedge and debt marks to market from our NAV calculations (except in certain circumstances pursuant to our valuation procedures), beginning with our NAV calculated as of February 29, 2020. Therefore, the NAVs used in the calculation of Adjusted Total Returns were calculated in the same manner as the NAVs used in the calculation of the unadjusted total return for periods through January 31, 2020. The Adjusted Total Returns include the incremental impact of the adjusted NAVs on advisory fees and performance fees; however, they do not include the incremental impact that the adjusted NAVs would have had on any expense support from our Advisor, or the prices at which shares were purchased in our securities offerings or pursuant to our share redemption program. For calculation purposes, transactions in our common stock were assumed to occur at the adjusted NAVs.
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
During the three months ended December 31, 2025, we issued and sold approximately 2.9 million Class S-PR shares, 2.3 million Class I-PR shares and 54,000 D-PR shares, and generated gross aggregate proceeds of $69.9 million in connection with the Private Offering. During the three months ended December 31, 2025, aggregate upfront selling commissions and dealer manager fees of $0.5 million were paid in connection with the Private Offering.
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

The table below summarizes the redemption activity for the three months ended December 31, 2025, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
		Average Price	Redeemed as Part of	Shares That May Yet Be
	Total Number of	Paid per	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
October 31, 2025	1,359	$13.01	1,359	—
November 30, 2025	1,487	13.05	1,487	—
December 31, 2025 (3)	1,340	13.08	1,340	—
Total	4,186	$13.05	4,186	—
_________________________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)Redemption requests accepted in December 2025 are considered redeemed on January 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $55.0 million of shares of common stock for the three months ended December 31, 2025.
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
There can be no assurances that the current distribution rate will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay our distributions, which if insufficient could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from proceeds from our DRIP or borrowings. For the year ended December 31, 2025, approximately 44.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 55.1% of our total gross distributions were funded from sources other than cash flows from operating activities; specifically, 40.4% were funded with proceeds from the issuance of shares under our DRIP and 14.7% were funded with proceeds from financing activities.
Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for detail regarding our distribution history, as well as the sources used to pay our distributions.
Holders
The following table summarizes the number of shares outstanding and the number of stockholders, by class of common stock, and the number of OP Units outstanding and the number of OP Unitholders (other than us), in each case as of February 26, 2026:

	Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR	OP
(shares or units in thousands)	Shares	Shares	Shares	Shares	Shares	Shares	Units (1)
Shares or units outstanding	71,895	17,795	161,757	15,360	84	11,298	104,734
Number of holders of record	11,238	3,359	25,139	1,404	11	1,020	782
_________________________________________________________________
(1)The number of holders of record for OP Units represent the number of third-party investors.
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
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. These private placement offerings are exempt from registration requirements pursuant to Rule 506(b) of Regulation D under the Securities Act. We anticipate that these interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 (“Section 1031 Exchanges”) of the Internal Revenue Code of 1986, as amended (the “Code”). The DST Program has provided the opportunity to expand and diversify our capital raise strategies by offering what we believe to be an attractive and unique investment product for investors that may be seeking replacement properties to complete Section 1031 Exchanges. We also offer DST Program Loans to finance no more than 50% of the purchase price of the DST Interests to certain purchasers of the DST Interests. During the year ended December 31, 2025, we sold $250.3 million of gross interests related to the DST Program, $17.2 million of which were financed by DST Program Loans. See “Note 7 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional detail regarding the DST Program.
During the year ended December 31, 2025, we raised gross proceeds of approximately $338.2 million from the sale of approximately 26.1 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for information concerning our securities offerings.

As of December 31, 2025, we directly owned and managed a real estate portfolio that included 269 industrial buildings totaling approximately 57.4 million square feet located in 31 markets throughout the U.S., with 440 customers, and was 90.7% occupied (91.3% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. Refer to “Note 3 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for detail regarding our 2025 acquisition activity. As of December 31, 2025, our real estate portfolio included:
•268 industrial buildings totaling approximately 57.3 million square feet comprised our operating portfolio, which includes stabilized properties, and was 90.8% occupied (91.4% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.8 years; and
•One industrial building totaling approximately 0.1 million square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.

Additionally, as of December 31, 2025, we owned and managed one industrial building under construction totaling approximately 0.1 million square feet. Unless otherwise noted, this building is excluded from the presentation of our portfolio data herein.

As of December 31, 2025, we owned and managed one industrial building totaling approximately 0.7 million square feet and three industrial buildings that were in the pre-construction phase totaling approximately 1.0 million square feet, through our 8.0% minority ownership interest in the BTC II B Partnership. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.
As of December 31, 2025, we had debt security investments designated as available-for-sale debt securities with a fair value of $102.6 million and a cumulative unrealized gain of $0.5 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.7 years as of December 31, 2025.
As of December 31, 2025, we had seven debt-related investments comprised of floating-rate senior and mezzanine loans with an aggregate current commitment of $752.6 million, with a weighted-average remaining term of 1.7 years and a weighted-average interest rate of 7.99%, calculated based on Term SOFR plus a weighted-average margin of 4.30%. As of December 31, 2025, the outstanding principal amount and fair value were both $591.3 million.
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
Our primary investment objectives include the following:
•preserving and protecting our stockholders’ capital contributions;
•providing current income to our stockholders in the form of regular distributions; and
•realizing capital appreciation in our NAV from active investment management and asset management.
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

Throughout 2025, the U.S. economy continued to expand, supported by persistent consumer spending and easing inflationary pressures. The year began with macroeconomic challenges amidst heightened geopolitical uncertainty, both of which continued to weigh on operating performance, property valuations and transaction activity across the commercial real estate sector. These challenges moderated later in the year aided by the Federal Reserve’s shift to a less restrictive monetary policy.

Reduced interest rate pressures and more supportive monetary policy led to individual property transaction volumes growth for the year and broad market indices demonstrated flat to increasing commercial real estate values on a year-over-year basis. Aiding valuations, new construction starts remained near or at 10-year lows across industrial properties. Lending markets also supported commercial real estate activity reflecting higher conduit and CMBS new-issue volumes quarter-over-quarter and year-over-year as well as a modest increase in bank participation.

While the Federal Reserve has signaled a potential willingness to further reduce interest rates in 2026, there is no certainty that there will be a decrease in interest rates or of the magnitude or pace of potential decreases, especially if inflation accelerates.

Rising operating costs placed pressure on cash flow performance across many real estate property types in 2025. Triple net leases within the industrial sector help offset some of these impacts. Additionally, the sector experienced significant new supply coming out of the pandemic which has caused vacancy rates to rise off historical lows and rent growth to moderate. Offsetting new deliveries has been a significant decline in new industrial construction starts driven by higher interest rates. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and low vacancy rates.

While lower market rates and increased capital markets liquidity support commercial real estate property transactions and values, there is pronounced uncertainty around U.S. economic and foreign policies, international relations and their potential impact to the U.S. economy. Should the risks from these factors become more acute, the commercial real estate market may be further adversely impacted.

We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.

RESULTS OF OPERATIONS
Summary of 2025 Activities
During the year ended December 31, 2025, we completed the following activities:
•Our NAV increased to $13.13 per share as of December 31, 2025 from $12.71 per share as of December 31, 2024. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Performance” above for additional information regarding this increase.
•We raised $338.2 million of gross equity capital from our securities offerings. Additionally, we raised $250.3 million of gross capital through private placement offerings by selling DST Interests, $17.2 million of which were financed by DST Program Loans. We redeemed 20.0 million shares of our common stock for an aggregate dollar amount of $258.1 million. Additionally, we redeemed a combined 2.5 million OP Units of redeemable noncontrolling interests and noncontrolling interests for an aggregate dollar amount of $32.2 million.
•We acquired 14 industrial buildings comprised of approximately 2.7 million square feet for an aggregate purchase price of $333.5 million.
•We leased approximately 7.9 million square feet, which included 2.4 million square feet of new and future leases and 5.5 million square feet of renewals through 88 separate transactions with an average annual base rent of $9.60 per square foot.
•We originated two debt-related investments consisting of a floating-rate senior loan and a floating-rate mezzanine loan with an aggregate total commitment of up to $238.3 million, a weighted-average remaining term of 2.4 years at the respective origination dates, and interest rates calculated based on Term SOFR plus a weighted-average margin of 4.51%.
•We issued 37.6 million OP Units in exchange for DST Interests for a net investment of $487.8 million.
•We amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. The amendment provides us with the ability from time to time to increase the aggregate size of the credit facility up to a total of $2.9 billion, subject to receipt of lender commitments and other conditions. The amendment also extends the maturity date of the revolving credit facility to March 11, 2029, subject to a one-year extension option and provides for a maturity date of the $600.0 million term loan of March 11, 2028, subject to two one-year extension options, each subject to certain conditions. The effective interest rate for the new $600.0 million term loan is calculated based on either: (i) Term SOFR plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio.
•We entered into two mortgage notes consisting of a secured floating-rate note and a secured fixed-rate note, for an aggregate total amount of $843.5 million. The floating-rate mortgage note matures in April 2027 and may be extended pursuant to three one-year extension options, subject to certain conditions, and the effective interest rate is calculated based on Term SOFR plus a margin of 2.02%, depending on our consolidated leverage ratio. We also entered into an associated interest rate cap agreement with a notional amount of $563.9 million, which effectively caps term SOFR at 3.00%, resulting in an all-in interest rate of 5.02% as of December 31, 2025. The fixed-rate mortgage note matures in January 2033, and the interest rate is fixed at 5.15%.

Portfolio Information
As of December 31, 2025 and 2024, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	December 31, 2025	December 31, 2024
Portfolio data:
Total buildings (1)	269	255
Total rentable square feet	57,403	54,741
Total number of customers	440	424
Percent occupied of operating portfolio (2)	90.8%	93.1%
Percent occupied of total portfolio (2)	90.7%	92.6%
Percent leased of operating portfolio (2)	91.4%	95.0%
Percent leased of total portfolio (2)	91.3%	94.6%
_________________________________________________________________
(1)Represents acquired or completed buildings. There were no buildings completed during the year ended December 31, 2025. One building was completed during the year ended December 31, 2024.
(2)See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
The following table sets forth information regarding our consolidated results of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	Change	% Change
Revenues:
Rental revenues	$545,881	$489,164	$56,717	11.6%
Debt-related income	46,448	36,744	9,704	26.4
Total revenues	592,329	525,908	66,421	12.6
Operating expenses:
Rental expenses	135,945	123,317	12,628	10.2
Real estate-related depreciation and amortization	304,989	291,872	13,117	4.5
General and administrative expenses	16,799	17,194	(395)	(2.3)
Advisory fees	67,153	66,048	1,105	1.7
Acquisition costs and reimbursements	2,824	3,036	(212)	(7.0)
Total operating expenses	527,710	501,467	26,243	5.2
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	70	5,228	(5,158)	(98.7)
Interest expense	(278,808)	(259,302)	(19,506)	(7.5)
(Loss) gain on financing obligations	(7,823)	194	(8,017)	NM
Gain on extinguishment of debt and financing obligations, net	53,940	31,250	22,690	72.6
Gain on derivative instruments	830	2,288	(1,458)	(63.7)
Net gain on sale of real estate property	—	56,923	(56,923)	(100.0)
Other income and (expenses)	5,219	8,633	(3,414)	(39.5)
Total other income (expenses)	(226,572)	(154,786)	(71,786)	(46.4)
Net loss	(161,953)	(130,345)	(31,608)	(24.2)
Net loss attributable to redeemable noncontrolling interests	3,639	3,353	286	8.5
Net loss attributable to noncontrolling interests	33,550	15,934	17,616	NM
Net loss attributable to common stockholders	$(124,764)	$(111,058)	$(13,706)	(12.3)
Weighted-average shares outstanding—basic	273,655	276,152	(2,497)	(0.9)
Weighted-average shares outstanding—diluted	357,483	318,856	38,627	12.1
Net loss attributable to common stockholders per common share—basic and diluted	$(0.46)	$(0.40)	$(0.06)	(15.0)%
_________________________________________________________________
NM = Not meaningful
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent and amortization of above- and below-market lease assets and liabilities. Total rental revenues increased by approximately $56.7 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to increases in non-same store revenues resulting from the growth in our portfolio, as well as rent growth associated with comparable leases of the same store portfolio, offset by a decrease in average occupancy. For the year ended December 31, 2025, non-same store rental revenues reflect the addition of 25 industrial buildings we have acquired or completed since January 1, 2024. See “Same Store Portfolio Results of Operations” below for further details of the same store revenues.
Debt-Related Income. Debt-related income is comprised of interest income and amortization related to our debt-related investments and debt securities. Total debt-related income increased by $9.7 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to higher average outstanding debt investment balances and growth in our portfolio of debt-related investments during the year ended December 31, 2025, partially offset by higher origination fees earned for the year ended December 31, 2024.
Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Leases that are structured on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 99.0% of our total leased portfolio, based on number of leases. In addition, most of our leases include fixed rental increases or Consumer Price Index-based rental increases. Total rental expenses increased by approximately $12.6 million for the year ended December 31, 2025, as compared to the same period in 2024, primarily due to an increase in non-same store expenses, which was attributable to the acquisition activity in our portfolio since January 1, 2024, as described above. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense increased by $13.1 million for the year ended December 31, 2025, as compared to the previous year, primarily due to growth in our portfolio and the stabilization of buildings since January 1, 2024.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by $0.5 million for the year ended December 31, 2025, as compared to the previous year.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $(71.8) million impact on our net income (loss) for the year ended December 31, 2025, as compared to the previous year, primarily due to:
•a $56.9 million net gain on sale of real estate properties related to the disposition of 12 industrial buildings during the year ended December 31, 2024, while there were no dispositions during the year ended December 31, 2025;
•a $19.5 million increase in interest expense for the year ended December 31, 2025, as compared to the previous year, due to (i) a $23.8 million increase in consolidated indebtedness interest expense resulting from an overall increase in outstanding borrowings during the year ended December 31, 2025; (ii) a $9.3 million decrease in interest amounts capitalized for the year ended December 31, 2025; and (iii) a $6.7 million increase in the amortization of the value of our financing obligations for the year ended December 31, 2025; partially offset by a $23.1 million decrease in master lease payments recorded as interest expense associated with our DST Program driven by extinguishment of financing obligations;
•an $8.0 million decrease in unrealized gain on financing obligations for the year ended December 31, 2025, as compared to the previous year, due to the change in the fair value of the financing obligations for which we have elected the fair value option; and
•a $5.2 million decrease in equity in income (loss) from our unconsolidated joint venture partnerships, primarily related to a $4.5 million performance-based incentive fee earned from the BTC II B Partnership during 2024, while we did not recognize any performance-based incentive fee income from the BTC II B Partnership during 2025.
Partially offset by:
•a $55.9 million gain on extinguishment of financing obligations resulting from the exercise of a purchase option for certain properties in our DST Program for the year ended December 31, 2025, compared to the $31.3 million gain on extinguishment of financing obligations for the year ended December 31, 2024.
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
The same store operating portfolio for the year ended December 31, 2025 as compared to the year ended December 31, 2024 presented below included 237 buildings totaling approximately 50.2 million square feet owned as of January 1, 2024, which represented 87.5% of total rentable square feet, 91.3% of total rental revenues, and 91.3% of net operating income for the year ended December 31, 2025.
The following table reconciles GAAP net income (loss) to same store property NOI for the years ended December 31, 2025 and 2024:

	For the Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Change	% Change
Net loss attributable to common stockholders	$(124,764)	$(111,058)	$(13,706)	(12.3)%
Debt-related income	(46,448)	(36,744)	(9,704)	(26.4)
Real estate-related depreciation and amortization	304,989	291,872	13,117	4.5
General and administrative expenses	16,799	17,194	(395)	(2.3)
Advisory fees	67,153	66,048	1,105	1.7
Acquisition costs and reimbursements	2,824	3,036	(212)	(7.0)
Equity in income from unconsolidated joint venture partnerships	(70)	(5,228)	5,158	98.7
Interest expense	278,808	259,302	19,506	7.5
Loss (gain) on financing obligations	7,823	(194)	8,017	NM
Gain on extinguishment of debt and financing obligations, net	(53,940)	(31,250)	(22,690)	(72.6)
Gain on derivative instruments	(830)	(2,288)	1,458	63.7
Net gain on sale of real estate property	—	(56,923)	56,923	100.0
Other income and expenses	(5,219)	(8,633)	3,414	39.5
Net loss attributable to redeemable noncontrolling interests	(3,639)	(3,353)	(286)	(8.5)
Net loss attributable to noncontrolling interests	(33,550)	(15,934)	(17,616)	NM
Property net operating income	$409,936	$365,847	$44,089	12.1
Less: Non-same store property NOI	35,551	12,469	23,082	NM
Same store property NOI	$374,385	$353,378	$21,007	5.9%
_________________________________________________________________
NM = Not meaningful

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

	For the Year Ended
(in thousands)	December 31, 2025	December 31, 2024	Change	% Change
Rental revenues:
Same store operating properties	$498,273	$471,946	$26,327	5.6%
Other properties	47,608	17,218	30,390	NM
Total rental revenues	545,881	489,164	56,717	11.6%
Rental expenses:
Same store operating properties	(123,888)	(118,568)	(5,320)	(4.5)%
Other properties	(12,057)	(4,749)	(7,308)	NM
Total rental expenses	(135,945)	(123,317)	(12,628)	(10.2)%
Net operating income:
Same store operating properties	374,385	353,378	21,007	5.9%
Other properties	35,551	12,469	23,082	NM
Total property net operating income	$409,936	$365,847	$44,089	12.1%
_________________________________________________________________
NM = Not meaningful
Rental Revenues. Same store rental revenues increased by $26.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to rental rate growth and increased recovery revenues. Non-same store rental revenues increased by $30.4 million for the year ended December 31, 2025 as compared to the prior year primarily due to the acquisition or completion of 25 buildings and the stabilization of an additional seven buildings since January 1, 2024.

Rental Expenses. Same store rental expenses increased by $5.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to an increase in property tax expense. Non-same store rental expenses increased by $7.3 million for the year ended December 31, 2025 as compared to the same period in 2024, primarily due to the growth in our portfolio described above.
Results for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025, which is incorporated herein by reference, for a comparison of our results of operations for the years ended December 31, 2024 and December 31, 2023.
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
The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
GAAP net loss	$(161,953)	$(130,345)	$(210,223)
Weighted-average shares outstanding—diluted	357,483	318,856	312,121
GAAP net loss per common share—diluted	$(0.46)	$(0.40)	$(0.67)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	304,989	291,872	294,111
Net gain on sale of real estate property	—	(56,923)	—
Our share of adjustments from unconsolidated joint venture partnerships	249	(448)	98
FFO	$143,285	$104,156	$83,986
FFO per common share—diluted	$0.40	$0.33	$0.27
Adjustments to arrive at AFFO:
Performance-based incentive fee income	—	(4,459)	—
Unrealized (gain) loss on financial instruments (1)	(38,343)	(16,142)	13,498
Decrease in financing obligation liability appreciation	—	(6,664)	(12,303)
Forfeited investment deposit	—	—	7,689
AFFO	$104,942	$76,891	$92,870
_________________________________________________________________
(1)Unrealized (gain) loss on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our financing obligations for which we have elected the fair value option and gains or losses on extinguishment of our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our unfunded commitments on our debt-related investments and unconsolidated joint venture partnerships, our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of December 31, 2025, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.8 billion, with $1.2 billion becoming payable within the next 12 months, though the term of our $367.8 million mortgage note that matures in July 2026 may be extended pursuant to a one-year extension option, subject to certain conditions, and the term of our $590.0 million mortgage note that matures in July 2026 may be extended pursuant to three one-year extension options, subject to certain conditions. As of December 31, 2025, we had $23.8 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. We also had $196.7 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of December 31, 2025. In addition, we had $4.8 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings. Additionally, given the increase in market volatility, changes in interest rates and high inflation, we have experienced a decreased pace of net proceeds raised from our securities offerings, reducing our ability to purchase assets, which may similarly delay the returns generated from our investments and affect NAV. There may be a delay between the deployment of proceeds raised from our securities offerings and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investments.

During the year ended December 31, 2025, we raised $338.2 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $258.1 million. As of December 31, 2025, we had cash and cash equivalents of $63.0 million and leverage of 46.3%, calculated as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised in 2025. As of December 31, 2025, we owned and managed a real estate portfolio that included 269 industrial buildings totaling approximately 57.4 million square feet, with a diverse roster of 440 customers, large and small, spanning a multitude of industries and sectors across 31 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 90.7% occupied (91.3% leased) with a weighted-average remaining lease term (based on square feet) of 3.8 years.
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

Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Year Ended December 31,
(in thousands)	2025	2024	Change
Total cash provided by (used in):
Operating activities	$98,811	$66,072	$32,739
Investing activities	(559,685)	(568,763)	9,078
Financing activities	508,395	516,546	(8,151)
Net increase in cash, cash equivalents and restricted cash	$47,521	$13,855	$33,666
2025 Cash Flows Compared to 2024 Cash Flows
Cash provided by operating activities during the year ended December 31, 2025 increased by approximately $32.7 million as compared to the same period in 2024, primarily as a result of (i) a $44.1 million increase in the property NOI for the year ended December 31, 2025; and (ii) an $11.9 million increase in our debt-related income excluding origination fees for the year ended December 31, 2025; partially offset by an $18.8 million increase in our consolidated indebtedness interest expense, excluding amortization of interest rate cap premiums, due to higher weighted-average borrowings on our consolidated borrowings and our entry into two new mortgage notes during the year ended December 31, 2025.
Cash used in investing activities during the year ended December 31, 2025 decreased by approximately $9.1 million as compared to the same period in 2024, primarily due to (i) the purchase of $94.4 million of available-for-sale debt securities during the year ended December 31, 2024, while there were no purchases of available-for-sale debt securities during the same period in 2025; (ii) the net increase in collections of $95.2 million of principal repayments on our debt-related investments and debt securities during the year ended December 31, 2025; (iii) a net decrease in capital expenditure activity of $38.8 million for the year ended December 31, 2025; and (iv) a net decrease in acquisition activity of $24.9 million for the year ended December 31, 2025; partially offset by the $238.7 million in proceeds from the disposition of 12 buildings during the year ended December 31, 2024, while no buildings were sold during the same period in 2025.

Cash provided by financing activities during the year ended December 31, 2025 decreased by approximately $8.2 million as compared to the same period in 2024, driven by (i) a net decrease in borrowings and secured financings of $314.4 million for the year ended December 31, 2025 as compared to the same period in 2024; (ii) a $26.9 million net increase in distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders and distribution fees paid to affiliates; and (iii) an increase in interest rate cap premiums and debt issuance costs paid of $28.4 million; partially offset by (a) a net increase in proceeds from issuance of common stock and from financing obligations of $230.1 million for the year ended December 31, 2025 as compared to the same period in 2024; and (b) a $133.9 million net decrease in redemptions of shares of our common stock and redeemable noncontrolling interests and noncontrolling interests for the year ended December 31, 2025 as compared to the same period in 2024.

2024 Cash Flows Compared to 2023 Cash Flows
See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 6, 2025, which is incorporated herein by reference, for a comparison of our cash flows for the years ended December 31, 2024 and December 31, 2023.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of December 31, 2025, we had an aggregate of $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $388.0 million outstanding under our line of credit with an effective interest rate of 5.11%, which includes the effect of interest rate cap agreements. Additionally, as of December 31, 2025, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.62%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $612.0 million as of December 31, 2025. Our $1.0 billion line of credit matures in March 2029 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our

$550.0 million term loan matures in March 2027. Our $600.0 million term loan matures in March 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of December 31, 2025, we had property-level borrowings of approximately $3.2 billion of principal outstanding with a weighted-average remaining term of 1.7 years, excluding any extension options on certain of our mortgage notes. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.58%. Refer to “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of December 31, 2025.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquired with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. We had leverage of 46.3% as of December 31, 2025. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of December 31, 2025, we had $469.9 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the year ended December 31, 2025, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $338.2 million ($331.3 million net of direct selling costs).
Distributions. We intend to continue to accrue and make distributions on a regular basis. For the year ended December 31, 2025, approximately 44.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 55.1% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 40.4% were funded with proceeds from shares issued pursuant to our DRIP and 14.7% were funded with proceeds from financing activities. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the first quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or January 30, 2026, February 27, 2026 and March 31, 2026 (each a “Distribution Record Date”). The distributions were authorized at a quarterly rate of $0.15750 per share of each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This quarterly rate is equal to a monthly rate of $0.05250 per share of each class of our common stock, less the respective distribution fees that are payable with respect to

Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the first quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the years ended as of the dates indicated below:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$130,992	59.6%	$103,482	54.1%
Reinvested in shares	88,933	40.4	87,860	45.9
Total	$219,925	100.0%	$191,342	100.0%
Sources of Distributions
Cash flows from operating activities	$98,811	44.9%	$66,072	34.5%
Borrowings	32,181	14.7	37,410	19.6
DRIP (2)	88,933	40.4	87,860	45.9
Total	$219,925	100.0%	$191,342	100.0%
_________________________________________________________________
(1)Includes (i) distributions paid to noncontrolling interest holders and (ii) ongoing distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. See “Note 13 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail regarding the ongoing distribution fees.
(2)Stockholders may elect to have their distributions reinvested in shares of our common stock through our DRIP.
For the years ended December 31, 2025 and 2024, our FFO was $143.3 million and $104.2 million, respectively, compared to total gross distributions of $219.9 million and $191.3 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Refer to “Note 9 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our distributions.

Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2025, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. Refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities—Share Redemption Program” for detail regarding our share redemption program.

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Number of shares redeemed	20,027	33,009	45,044
Aggregate dollar amount of shares redeemed	$258,145	$421,135	$652,754
Average redemption price per share	$12.89	$12.76	$14.49
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
In recent years, the U.S. economy has been impacted by periods of high inflation. While levels of inflation moderated during 2025, there can be no assurance that this trend will continue. Periods of excessive or prolonged inflation may negatively impact our customers’ businesses, resulting in increased vacancy, concessions or bad debt expense, which may adversely and materially affect our results of operations, financial condition, NAV and cash flows.
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
ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of December 31, 2025, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of December 31, 2025, our fixed interest rate debt consisted of $825.0 million of borrowings under our two term loans, which were effectively fixed through the use of interest swap agreements, and $1.4 billion of principal borrowings under six of our mortgage notes. In total, our fixed interest rate debt represented approximately 47.7% of our total consolidated debt as of December 31, 2025. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of December 31, 2025, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $2.2 billion and $2.3 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on December 31, 2025. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.

Variable Interest Rate Debt. As of December 31, 2025, our consolidated variable interest rate debt consisted of $388.0 million under our line of credit, $325.0 million under our term loans, and $1.8 billion under four of our mortgage notes, which represented 52.3% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of December 31, 2025, we were exposed to market risks related to fluctuations in interest rates on $2.5 billion of consolidated borrowings; however, $2.1 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of December 31, 2025, would increase our annual interest expense by approximately $2.3 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $752.6 million and aggregate outstanding principal of $591.3 million as of December 31, 2025, which can offset the interest rate risk associated with our variable rate borrowings.
Derivative Instruments. As of December 31, 2025, we had 25 outstanding derivative instruments with a total current notional amount of $3.3 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ares Industrial Real Estate Income Trust Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of financing obligations carried at fair value
As discussed in Notes 2, 7, and 8 to the consolidated financial statements, the Company has $494 million of financing obligations carried at fair value under the fair value option as of December 31, 2025. The Company measures the fair value of these financing obligations on a recurring basis using a discounted cash flow valuation technique.
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
The following are the primary procedures we performed to address this critical audit matter. For a selection of financing obligations, we involved valuation professionals with specialized skills and knowledge, who assisted in:
•assessing the appropriateness of the valuation method utilized
•comparing the discount rates for a selection of financing obligations to ranges of discount rates obtained from market data and relevant industry guides
•comparing the exit capitalization rates for a selection of financing obligations to ranges of exit capitalization rates obtained from market data and relevant industry guides.
Assessment of the expected hold periods for investments in real estate properties
As described in Note 3 to the consolidated financial statements, the Company has $6.9 billion of net investment in real estate properties as of December 31, 2025. The Company evaluates properties for impairment whenever events or changes in circumstances, including shortening the expected hold periods of such properties, indicate that the carrying amount of an asset may not be recoverable.
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
Denver, Colorado
March 5, 2026

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	December 31, 2025	December 31, 2024
ASSETS
Net investment in real estate properties	$6,852,623	$6,739,818
Investments in unconsolidated joint venture partnerships	19,647	23,526
Investments in real estate debt and securities, at fair value	693,861	528,074
Cash and cash equivalents	63,037	25,148
Restricted cash	13,281	3,649
Derivative instruments	24,992	69,739
DST Program Loans (includes $30,372 and $13,892 at fair value as of December 31, 2025 and December 31, 2024, respectively)	30,372	103,115
Other assets	100,614	87,942
Total assets	$7,798,427	$7,581,011
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$76,407	$86,762
Debt, net	4,709,322	4,183,480
Secured financings on investments in real estate debt securities	72,584	104,630
Intangible lease liabilities, net	52,230	61,407
Financing obligations, net (includes $494,109 and $239,982 at fair value as of December 31, 2025 and December 31, 2024, respectively)	494,109	875,842
Distribution fees payable to affiliates	142,465	110,088
Other liabilities	70,396	61,200
Total liabilities	5,617,513	5,483,409
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	102,373	105,492
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 9)	2,772	2,710
Additional paid-in capital	3,176,212	2,950,215
Accumulated deficit and distributions	(1,641,945)	(1,358,679)
Accumulated other comprehensive income	2,097	28,773
Total stockholders’ equity	1,539,136	1,623,019
Noncontrolling interests	539,405	369,091
Total equity	2,078,541	1,992,110
Total liabilities and equity	$7,798,427	$7,581,011
See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Revenues:
Rental revenues	$545,881	$489,164	$460,108
Debt-related income	46,448	36,744	9,987
Total revenues	592,329	525,908	470,095
Operating expenses:
Rental expenses	135,945	123,317	111,579
Real estate-related depreciation and amortization	304,989	291,872	294,111
General and administrative expenses	16,799	17,194	15,313
Advisory fees	67,153	66,048	74,092
Acquisition costs and reimbursements	2,824	3,036	10,217
Total operating expenses	527,710	501,467	505,312
Other income (expenses):
Equity in income (loss) from unconsolidated joint venture partnerships	70	5,228	(118)
Interest expense	(278,808)	(259,302)	(190,382)
(Loss) gain on financing obligations	(7,823)	194	179
Gain on extinguishment of debt and financing obligations, net	53,940	31,250	—
Gain on derivative instruments	830	2,288	5,124
Net gain on sale of real estate property	—	56,923	—
Other income and expenses	5,219	8,633	10,191
Total other income (expenses)	(226,572)	(154,786)	(175,006)
Net loss	(161,953)	(130,345)	(210,223)
Net loss attributable to redeemable noncontrolling interests	3,639	3,353	5,587
Net loss (income) attributable to noncontrolling interests	33,550	15,934	(38)
Net loss attributable to common stockholders	$(124,764)	$(111,058)	$(204,674)
Weighted-average shares outstanding—basic	273,655	276,152	303,660
Weighted-average shares outstanding—diluted	357,483	318,856	312,121
Net loss attributable to common stockholders per common share—basic and diluted	$(0.46)	$(0.40)	$(0.67)
See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss	$(161,953)	$(130,345)	$(210,223)
Change from cash flow hedging activities	(32,084)	(1,616)	(35,625)
Change from activities related to available-for-sale debt securities	(1,151)	1,209	120
Comprehensive loss	$(195,188)	$(130,752)	$(245,728)
Comprehensive loss attributable to redeemable noncontrolling interests	4,396	3,353	6,552
Comprehensive loss attributable to noncontrolling interests	40,288	17,171	—
Comprehensive loss attributable to common stockholders	$(150,504)	$(110,228)	$(239,176)
See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
Balance as of December 31, 2022	314,544	$3,145	$3,219,132	$(739,497)	$70,255	$312	$2,553,347
Net (loss) income (excludes $5,587 attributable to redeemable noncontrolling interest)	—	—	—	(204,674)	—	38	(204,636)
Change from cash flow hedging activities (excludes $966 attributable to redeemable noncontrolling interests)	—	—	—	—	(34,539)	—	(34,539)
Issuance of common stock	19,155	191	283,044	—	—	—	283,235
Share-based compensation, net of cancellations	(49)	—	2,657	—	—	—	2,657
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(8,498)	—	—	—	(8,498)
Trailing distribution fees	—	—	3,770	23,858	—	—	27,628
Redemptions of common stock	(45,044)	(450)	(652,304)	—	—	—	(652,754)
Distributions declared (excludes $4,850 attributable to redeemable noncontrolling interests)	—	—	—	(173,696)	—	(38)	(173,734)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	2,528	—	—	—	2,528
Balance as of December 31, 2023	288,606	$2,886	$2,850,329	$(1,094,009)	$35,716	$312	$1,795,234
Net (loss) income (excludes $3,353 attributable to redeemable noncontrolling interests)	—	—	—	(111,058)	—	(15,934)	(126,992)
Change from cash flow hedging activities and available-for-sale debt securities	—	—	—	—	830	(1,237)	(407)
Issuance of common stock	15,455	155	195,353	—	—	—	195,508
Share-based compensation, net of cancellations	(78)	—	2,229	—	—	—	2,229
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,876)	—	—	—	(5,876)
Trailing distribution fees	—	—	3,031	12,094	—	(60,696)	(45,571)
Redemptions of common stock	(33,009)	(331)	(420,804)	—	—	—	(421,135)
Issuances of OP Units for DST Interests	—	—	—	—	—	786,497	786,497
Distributions declared (excludes $4,978 attributable to redeemable noncontrolling interests)	—	—	—	(165,706)	—	(20,658)	(186,364)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(1,013)	—	—	—	(1,013)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	326,966	—	(7,773)	(319,193)	—
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110
Net loss (excludes $3,639 attributable to redeemable noncontrolling interests)	—	—	—	(124,764)	—	(33,550)	(158,314)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $757 attributable to redeemable noncontrolling interests)	—	—	—	—	(25,740)	(6,738)	(32,478)
Issuance of common stock	26,316	263	337,982	—	—	—	338,245
Share-based compensation, net of cancellations	(93)	(1)	2,094	—	—	—	2,093
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(6,971)	—	—	—	(6,971)
Trailing distribution fees	—	—	(8,537)	9,807	—	(33,647)	(32,377)
Redemptions of common stock	(20,027)	(200)	(257,945)	—	—	—	(258,145)
Issuances of OP Units for DST Interests	—	—	—	—	—	487,810	487,810
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $4,893 attributable to redeemable noncontrolling interests)	—	—	—	(168,309)	—	(46,723)	(215,032)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(11,423)	—	—	—	(11,423)
Redemptions of noncontrolling interests (excludes $4,063 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(28,167)	(28,167)
Reallocation of stockholders’ equity and noncontrolling interests	—	—	170,797	—	(936)	(169,861)	—
Balance as of December 31, 2025	277,170	$2,772	$3,176,212	$(1,641,945)	$2,097	$539,405	$2,078,541
See accompanying Notes to Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating activities:
Net loss	$(161,953)	$(130,345)	$(210,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	304,989	291,872	294,111
Amortization of deferred financing costs	17,099	13,742	10,900
Decrease in financing obligation liability appreciation	—	(6,664)	(12,303)
Equity in (income) loss from unconsolidated joint venture partnerships	(70)	(5,228)	118
Loss on changes in fair value of interest rate caps	9,684	15,302	13,677
Amortization of interest rate cap premiums	18,345	12,645	2,680
Unrealized loss (gain) on financing obligations	7,823	(194)	(179)
Paid-in-kind interest on borrowings, net of repayments	(4,908)	4,408	500
Paid-in-kind interest on debt-related investments, net of repayments	(12,216)	(7,237)	(326)
Origination fee income from debt-related investments	(2,383)	(4,621)	(1,758)
Straight-line rent and amortization of above- and below-market leases	(29,260)	(32,693)	(36,403)
Gain on extinguishment of debt and financing obligations, net	(53,940)	(31,250)	—
Net gain on sale of real estate property	—	(56,923)	—
Forfeited investment deposit	—	—	7,689
Other	3,979	2,974	2,971
Changes in operating assets and liabilities
Other assets	1,156	(5,871)	(3,396)
Accounts payable and accrued expenses	(3,899)	(936)	7,466
Other liabilities	4,365	7,091	4,314
Cash settlement of accrued performance participation allocation	—	—	(77,838)
Net cash provided by operating activities	98,811	66,072	2,000
Investing activities:
Real estate acquisitions	(334,656)	(359,526)	(109,505)
Proceeds from disposition of real estate properties	—	238,698	—
Capital expenditures	(81,643)	(120,472)	(220,790)
Investments in debt-related investments	(284,618)	(275,628)	(128,797)
Investments in unconsolidated joint venture partnerships	(1,753)	(159)	(961)
Distributions from joint venture partnerships	5,702	2,372	—
Purchases of available-for-sale debt securities	—	(94,437)	—
Collection of principal on available-for-sale debt securities	36,914	12,513	5,094
Collection of principal on debt-related investments	94,169	23,326	—
Origination fees received on debt-related investments	2,383	4,621	1,758
Receipt of escrows and reserves for debt-related investments, net	3,832	—	—
Other	(15)	(71)	688
Net cash used in investing activities	(559,685)	(568,763)	(452,513)
Financing activities:
Proceeds from line of credit	1,281,284	1,130,000	855,000
Repayments of line of credit	(1,466,284)	(1,127,000)	(375,000)
Proceeds from term loan	109,000	—	—
Repayments of term loan	(109,000)	—	—
Net (repayments of) proceeds from secured funding agreement	(32,046)	62,332	42,298
Proceeds from mortgage note	843,585	799,851	107,527
Repayments of mortgage note	(113,714)	(38,000)	—
Debt issuance costs paid	(29,496)	(19,290)	(3,279)
Interest rate cap premiums	(25,413)	(7,205)	(36,180)
Proceeds from issuance of common stock, net	248,084	106,224	193,563
Proceeds from financing obligations, net	229,825	141,578	356,571
Offering costs paid in connection with issuance of common stock and private placements	(4,958)	(5,714)	(6,335)
Cash payout of DST Interests	(3,567)	(1,550)	—
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(110,850)	(85,416)	(68,232)
Distribution fees paid to affiliates	(17,100)	(15,629)	(24,768)
Redemptions of common stock	(258,145)	(421,135)	(652,754)
Redemptions of redeemable noncontrolling interests and noncontrolling interests	(31,615)	(2,500)	(2,979)
Other	(1,195)	—	—
Net cash provided by financing activities	508,395	516,546	385,432
Net increase (decrease) in cash, cash equivalents and restricted cash	47,521	13,855	(65,081)
Cash, cash equivalents and restricted cash, at beginning of period	28,797	14,942	80,023
Cash, cash equivalents and restricted cash, at end of period	$76,318	$28,797	$14,942
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
AIREIT was formed to make equity and debt investments in income-producing real estate assets consisting primarily of high-quality distribution warehouses and other industrial properties that are leased to creditworthy corporate customers throughout the U.S. Creditworthiness does not necessarily mean investment grade and the majority of our customers do not have a public credit rating. Although we intend to focus investment activities primarily on distribution warehouses and other industrial properties, our charter and bylaws do not preclude us from investing in other types of commercial property, real estate debt, or real estate-related equity securities. As of December 31, 2025, we owned and managed a real estate portfolio that included 269 industrial buildings. AIREIT operates as one reportable segment comprised of industrial real estate.
We currently operate and have elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2017, and we intend to continue to operate in accordance with the requirements for qualification as a REIT. We utilize an Umbrella Partnership Real Estate Investment Trust (“UPREIT”) organizational structure to hold all or substantially all of its properties and securities through the Operating Partnership, of which we are the sole general partner and a limited partner.
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
If any debt is assumed in an acquisition, the difference between the fair value and the face value of debt is recorded as a premium or discount and amortized to interest expense over the life of the debt assumed. No debt was assumed in connection with our 2025 or 2024 acquisitions. Transaction costs associated with the acquisition of a property are capitalized as incurred in an asset acquisition and are allocated to land, building, and intangible lease assets on a relative fair value basis. Properties that are probable to be sold are to be designated as “held for sale” on the consolidated balance sheets when certain criteria are met.
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
Real estate assets that are determined to be held and used will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and we will evaluate the recoverability of such real estate assets based on estimated future cash flows and the estimated liquidation value of such real estate assets, and provide for impairment if such undiscounted cash flows are insufficient to recover the carrying amount of the real estate asset. If impaired, the real estate asset will be written down to its estimated fair value. There were no impairment charges during the years ended December 31, 2025, 2024 and 2023.
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
When circumstances indicate there may have been a reduction in the value of an equity investment, we evaluate whether the loss is other than temporary. If we conclude it is other than temporary, an impairment charge is recognized to reflect the equity investment at fair value. No impairment losses were recorded related to our investments in unconsolidated joint venture partnerships for the years ended December 31, 2025, 2024 or 2023.
We may earn performance-based incentive fees based on a joint venture’s cumulative returns over a certain time period for which we receive a carried interest. The returns are determined by both the operating performance and real estate valuation of the venture, including highly variable inputs such as capitalization rates, market rents and interest rates. When the criteria have been met for recognition at the joint venture partnership, carried interests are recognized as additional equity in income from unconsolidated joint venture partnerships on the consolidated statements of operations. We did not recognize any performance-based incentive fees from our investments in unconsolidated joint venture partnerships during the year ended December 31, 2025. We recognized $4.5 million of performance-based incentive fees from our investments in unconsolidated joint venture partnerships for the year ended December 31, 2024. We did not recognize any incentive fees during the year ended December 31, 2023. See “Note 4” for additional information regarding our investments in unconsolidated joint venture partnerships.

Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less. We may have bank balances in excess of federally insured amounts; however, we deposit our cash and cash equivalents with high credit-quality institutions to minimize credit risk.
Restricted Cash
Restricted cash consists of lender, insurance, property, and debt-related investment escrow accounts, utility and financing deposits, as well as investor funds received related to pending DST Interest sales.
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
Debt-Related Investments
Our debt-related investments consist of floating-rate senior and mezzanine loans secured by real estate, which we acquire for investment purposes. We elect the fair value option for our debt-related investments and as such, the investments are carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. Upfront fees and origination costs related to our debt-related investments for which the fair value option is elected are recognized in earnings as incurred and not deferred. Such items are recorded as components of debt-related income on our consolidated statements of operations. Interest income is recorded on an accrual basis and is recorded as a component of debt-related income.
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
As applicable, available-for-sale debt securities that are in an unrealized loss position are evaluated quarterly on an individual security basis to determine whether a credit loss exists. In the assessment, we consider the extent of the difference between fair value and amortized cost, changes in credit rating, and any other adverse factors directly impacting the security. If we determine a credit loss exists, the extent of the credit loss is recognized in the consolidated statements of operations and any additional loss not attributable to credit loss is recognized in other comprehensive income. There was no credit loss recognized during the years ended December 31, 2025, 2024 or 2023.
Available-for-sale debt securities will be on non-accrual status at the earlier of (i) principal or interest payments becoming 90 days past due or (ii) when management’s determination that there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is reversed against interest income in the period the debt security is placed on non-accrual status. Interest payments received on non-accrual securities may be recognized as income or applied to principal depending upon management’s judgment regarding collectability of the debt security based on the facts and circumstances regarding the payment received. Non-accrual debt securities are restored to accrual status when past due principal and interest are paid and, in management’s judgment, are likely to remain current. There were no securities on non-accrual status as of December 31, 2025 or 2024.

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
For DST Program offerings commencing on or after September 1, 2023, we have elected the fair value option for the associated financing obligations and as such, they will be carried at fair value. These liabilities are valued on a recurring basis and any unrealized gains and losses will be recorded in unrealized gain (loss) on financing obligations on our consolidated statements of operations. Costs incurred for services provided by the Advisor and its affiliates related to our DST Program offerings for which the fair value option has been elected are recognized in earnings as incurred. As of December 31, 2025, the fair value option has been elected for all of our outstanding financing obligations associated with the DST Program.
In order to facilitate additional capital raise through the DST Program, we have made and may continue to offer loans (“DST Program Loans”) to finance a portion of the sale of DST Interests to potential investors. We include our investment in DST Program Loans separately on our balance sheets in the DST Program Loans line item and we include income earned from DST Program Loans in other income and expenses on our consolidated statements of operations. For DST Program offerings commencing on or after September 1, 2023, we have elected the fair value option for the associated DST Program Loans and as such, they will be carried at fair value. These assets are valued on a recurring basis and any unrealized gains and losses will be recorded as a component of other income and expenses on our consolidated statements of operations. For all DST Program Loans related to DST Program offerings for which the fair value option has not been elected, these instruments are carried at amortized cost. As of December 31, 2025, the fair value option has been elected for all of our outstanding DST Program Loans. Credit loss reserves associated with our DST Program Loans for which the fair value option has not been elected were immaterial as of and for the years ended December 31, 2024 and 2023.
As of December 31, 2025, there were DST Interests issued and outstanding associated with our Portfolio 7, Portfolio 8, Portfolio 9 and Portfolio 10 offerings.
As of December 31, 2024, there were DST Interests issued and outstanding associated with our Portfolio V, Portfolio VI, Portfolio 7 and Portfolio 8 offerings.

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
Accumulated amortization of debt issuance costs was approximately $44.7 million and $32.1 million as of December 31, 2025 and 2024, respectively. Our interest expense for the years ended December 31, 2025, 2024 and 2023 included $14.5 million, $10.8 million and $8.6 million, respectively, of amortization of debt issuance costs.
We did not have any accumulated amortization of financing costs associated with financing obligations as of December 31, 2025, and accumulated amortization of financing costs associated with financing obligations was approximately $1.4 million as of December 31, 2024. Our interest expense for the years ended December 31, 2025, 2024 and 2023 included $2.6 million, $2.9 million, and $2.2 million, respectively, of amortization of financing costs and expensed financing costs associated with financing obligations.
Capitalized Interest
We capitalize interest as a cost of development on value-add buildings. Capitalization of interest for a particular asset begins when activities necessary to get the asset ready for its intended use are in progress and when interest costs have been incurred. Capitalization of interest ceases when the project is substantially complete and ready for occupancy. For the years ended December 31, 2025, 2024 and 2023, approximately $3.2 million, $12.5 million and $20.1 million of interest was capitalized, respectively.
Distribution Fees
Distribution fees are paid monthly. Distribution fees are accrued upon the issuance of Class T-R shares, Class D-R shares, Class S-PR shares, Class D-PR shares and OP Units. As of the balance sheet date, we accrue for: (i) the monthly amount payable and (ii) the estimated amount of distribution fees that we may pay in future periods. The accrued distribution fees for Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares are reflected in additional paid-in capital in stockholders’ equity and the accrued distribution fees for OP Units are reflected in noncontrolling interests. See “Note 13” for additional information regarding when distribution fees become payable.
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
Reclassifications

Certain items in our consolidated statements of cash flows for the years ended December 31, 2024 and 2023 have been reclassified to conform to the 2025 presentation.

Redeemable Noncontrolling Interests
The Operating Partnership issued units in the Operating Partnership (“OP Units”) to the Advisor and BCI IV Advisors Group LLC (the “Former Sponsor”) as payment for the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the then-effective advisory agreement. The Advisor and Former Sponsor subsequently transferred these OP Units to its members or their affiliates or redeemed for cash. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets due to the fact that, as defined in the Partnership Agreement, the limited partners who hold these OP Units generally have the ability to request transfer or redeem their OP Units at any time irrespective of the period that they have held such OP Units, and the Operating Partnership is required to satisfy such redemption for cash unless such cash redemption would be prohibited by applicable law or the Partnership Agreement, in which case such OP Units will be redeemed for shares of our common stock of the class corresponding to the class of such OP Units. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for the share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period. See “Note 10” for additional information regarding redeemable noncontrolling interests.
Revenue Recognition
When a lease is entered into, we first determine if the collectability from the customer is probable. If the collectability is not probable we recognize revenue when the payment has been received. If the collectability is determined to be probable we record rental revenue on a straight-line basis over the lease term. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases. Certain properties have leases that offer the customer a period of time where no rent is due or where rent payments change during the term of the lease. Accordingly, we record receivables from customers for rent that we expect to collect over the remaining lease term rather than currently, which are recorded as a straight-line rent receivable. Management analyzes accounts receivable by considering customer creditworthiness, current economic trends, customers’ businesses, and customers’ ability to make payments on time and in full when evaluating the adequacy of the allowance for doubtful accounts receivable. We evaluate collectability from our customers on an ongoing basis. If the assessment of collectability changes during the lease term, any difference between the revenue that would have been recognized under the straight-line method and the lease payments that have been collected will be recognized as a current period adjustment to rental revenues. When we acquire a property, the term of each existing lease is considered to commence as of the acquisition date for purposes of this calculation. As of December 31, 2025 and 2024, we had a $3.1 million and $1.6 million allowance for doubtful accounts, respectively. These amounts are included in our other assets on the consolidated balance sheets.
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
Organization and Offering Expenses
Organization costs are expensed as incurred and offering expenses associated with our securities offerings are recorded as a reduction of gross offering proceeds in additional paid-in capital. See “Note 13” for additional information regarding organization and offering expenses.

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
Net Income (Loss) Per Share
Basic net income (loss) per common share is determined by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share includes the effects of potentially issuable common stock, but only if dilutive, including the presumed exchange of OP Units. See “Note 14” for additional information regarding net income (loss) per share.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents. At times, balances with any one financial institution may exceed the Federal Deposit Insurance Corporation insurance limits. We believe this risk is mitigated by investing our cash with high-credit quality financial institutions.
As our revenues predominantly consist of rental payments, we are dependent on our customers for our source of revenues. Concentration of credit risk arises when our source of revenue is highly concentrated from certain of our customers. As of December 31, 2025, no customers represented more than 10.0% of our total annualized base rent of our properties.
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
Level 2—Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:
•Quoted prices for similar assets/liabilities in active markets;
•Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);
•Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and
•Inputs that are derived principally from or corroborated by other observable market data.
Level 3—Unobservable inputs that cannot be corroborated by observable market data.

Recently Issued Accounting Standards
In November 2024, the FASB issued Accounting Standards Update (“ASU”) No. 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion) included in expense captions on the statements of operations. ASU No. 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This guidance amends existing guidance to simplify the application of hedge accounting, enhance alignment between risk management activities and financial reporting and provide additional flexibility in the designation and measurement of certain hedging relationships. It is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. We are currently assessing this guidance and determining the impact on our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE PROPERTIES
As of December 31, 2025 and 2024, our consolidated investment in real estate properties consisted of 269 and 255 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction as of December 31, 2025 and one building in the pre-construction phase as of December 31, 2024.
The following table summarizes our consolidated investments in real properties:

	As of December 31,
(in thousands)	2025	2024
Land	$1,397,895	$1,346,285
Building and improvements (1)	6,152,773	5,822,340
Intangible lease assets	591,393	535,210
Construction in progress	37,938	56,747
Investment in real estate properties	8,179,999	7,760,582
Less accumulated depreciation and amortization	(1,327,376)	(1,020,764)
Net investment in real estate properties	$6,852,623	$6,739,818
_________________________________________________________________
(1)Includes site improvements.
Acquisitions
During the years ended December 31, 2025 and 2024, we acquired 100% of the following properties, which were determined to be asset acquisitions:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2025 Acquisitions:
Philadelphia Commerce Center	4/17/2025	1	$10,531
Creekside Commerce Center I & II	5/13/2025	2	54,614
Infill Phoenix Portfolio	7/30/2025	3	46,586
Lexington Valley Drive Industrial Center	8/27/2025	1	15,648
Cedardale Logistics Center	9/17/2025	1	80,131
North by Northwest Portfolio	12/11/2025	6	125,965
Total Acquisitions		14	$333,475

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2024 Acquisitions:
Plainfield Distribution Center I&II	4/8/2024	2	$78,087
Baymeadow Commerce Center	5/9/2024	1	18,051
Nashville Logistics Center	6/27/2024	1	52,811
Miami Midway Park	10/1/2024	4	144,831
Coffee Creek Logistics Center	12/16/2024	1	21,252
Taunton Distribution Center	12/20/2024	1	44,404
Total Acquisitions		10	$359,436
_________________________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 and 2024 acquisitions.
During the years ended December 31, 2025 and 2024, we allocated the purchase price of our acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Land	$48,896	$76,011
Building and improvements (1)	260,454	263,587
Intangible lease assets	31,492	24,983
Above-market lease assets	801	460
Below-market lease liabilities	(8,168)	(5,605)
Total purchase price (2)	$333,475	$359,436
_________________________________________________________________
(1)Includes site improvements.
(2)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value. There was no debt assumed in connection with the 2025 and 2024 acquisitions.
The weighted-average amortization periods for the intangible lease assets and liabilities acquired in connection with our acquisitions during the years ended December 31, 2025 and 2024, as of the respective date of each acquisition, were 4.3 years and 3.1 years, respectively.
Dispositions
We did not sell any buildings during the year ended December 31, 2025. During the year ended December 31, 2024, we sold 12 industrial buildings for aggregate net proceeds of approximately $238.7 million and recorded a net gain on sale of approximately $56.9 million. We did not sell any buildings during the year ended December 31, 2023.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of December 31, 2025 and 2024 included the following:

	As of December 31, 2025			As of December 31, 2024
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$577,804	$(371,628)	$206,176	$522,421	$(307,499)	$214,922
Above-market lease assets (1)	13,589	(8,976)	4,613	12,789	(7,353)	5,436
Below-market lease liabilities	(142,531)	90,301	(52,230)	(134,362)	72,955	(61,407)
_________________________________________________________________
(1)Included in net investment in real estate properties on the consolidated balance sheets.

The following table details the estimated net amortization of such intangible lease assets and liabilities, as of December 31, 2025, for the next five years and thereafter:

	Estimated Net Amortization
(in thousands)	Intangible Lease Assets	Above-Market Lease Assets	Below-Market Lease Liabilities
Year 1	$55,594	$1,477	$(13,496)
Year 2	42,554	1,008	(10,268)
Year 3	31,429	664	(7,178)
Year 4	23,102	532	(5,438)
Year 5	16,156	427	(4,259)
Thereafter	37,341	505	(11,591)
Total	$206,176	$4,613	$(52,230)
Future Minimum Rent
Future minimum base rental payments, which equal the cash basis of monthly contractual rent, owed to us from our customers under the terms of non-cancelable operating leases in effect as of December 31, 2025 were as follows for the next five years and thereafter:

(in thousands)	As of December 31, 2025
Year 1	$396,439
Year 2	359,849
Year 3	300,326
Year 4	233,092
Year 5	176,024
Thereafter	424,045
Total	$1,889,775
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

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$13,537	$15,583	$16,190
Above-market lease amortization	(1,623)	(1,676)	(2,044)
Below-market lease amortization	17,346	18,786	22,257
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$240,860	$221,556	$208,991
Intangible lease asset amortization	64,129	70,316	85,120

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
The following table summarizes our investments in unconsolidated joint venture partnerships:

	As of				Investments in Unconsolidated Joint Venture Partnerships as of
	December 31, 2025		December 31, 2024
($ in thousands)	Ownership Percentage	Number of Buildings (1)	Ownership Percentage	Number of Buildings (1)	December 31, 2025	December 31, 2024
BTC II B Partnership	8.0%	1	8.0%	1	$19,571	$23,433
QR III Partnership	8.0%	—	8.0%	—	76	93
Total JV Partnerships		1		1	$19,647	$23,526
_________________________________________________________________
(1)Represents acquired or completed buildings. As of both December 31, 2025 and 2024, the BTC II B Partnership also owned three industrial buildings that were in the pre-construction phase.
5. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of December 31, 2025 and 2024:

			Weighted-Average	Weighted-Average
($ in thousands)	Fair Value	Outstanding Principal	Interest Rate	Remaining Life (Years)
As of December 31, 2025
Senior loans, carried at fair value	$459,275	$459,275	7.79%	1.65
Mezzanine loans, carried at fair value	132,000	132,000	8.69	1.88
Total debt-related investments	$591,275	$591,275	7.99%	1.70

As of December 31, 2024
Senior loans, carried at fair value	$388,662	$388,662	8.26%	2.00
Total debt-related investments	$388,662	$388,662	8.26%	2.00
During the years ended December 31, 2025 and 2024, we received $94.2 million and $23.3 million, respectively, of principal repayments on senior loan debt-related investments. We did not receive any principal repayments on senior loan debt-related investments during the year ended December 31, 2023.

Available-for-Sale Debt Securities
As of December 31, 2025 and 2024, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.7 years and 3.5 years as of December 31, 2025 and 2024, respectively. There were no credit losses associated with our available-for-sale debt securities as of December 31, 2025 or 2024.
The following table summarizes our investments in available-for-sale debt securities as of December 31, 2025 and 2024:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of December 31, 2025	$102,574	$102,082	$492	$504	$102,586
As of December 31, 2024	$139,488	$137,757	$1,731	$1,655	$139,412
_________________________________________________________________
(1)Face amount is presented net of repayments.
(2)Represents cumulative unrealized gain (loss) beginning from acquisition date.
6. DEBT AND SECURED FINANCINGS
Our consolidated indebtedness is currently comprised of borrowings under our line of credit, term loans and mortgage notes. Borrowings under the non-recourse mortgage notes are secured by mortgages or deeds of trust and related assignments and security interests in collateralized and certain cross-collateralized properties, which are generally owned by single purpose entities. One of our mortgage notes is currently partial recourse to us, for which we provide $25.0 million in limited guarantees until we meet certain lender-specified thresholds at the collateralized property. Other than this limited guarantee, the assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties. A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of			Balance as of
($ in thousands)	December 31, 2025	December 31, 2024	Maturity Date	December 31, 2025	December 31, 2024
Line of credit (1)	5.11%	5.36%	March 2029	$388,000	$573,000
Term loan (2)	3.85	3.85	March 2027	550,000	550,000
Term loan (3)	3.40	3.62	March 2028	600,000	600,000
Fixed-rate mortgage notes (4)	4.24	4.02	July 2026 - January 2033	1,442,350	1,162,720
Floating-rate mortgage notes (5)	4.85	5.29	July 2026 - April 2027	1,771,150	1,326,722
Total principal amount / weighted-average (6)	4.39%	4.52%		$4,751,500	$4,212,442
Less unamortized debt issuance costs				(42,230)	(29,040)
Add unamortized mark-to-market adjustment on assumed debt				52	78
Total debt, net				$4,709,322	$4,183,480
Gross book value of properties encumbered by debt				$4,998,919	$3,868,817
_________________________________________________________________
(1)The effective interest rate is calculated based on either: (i) the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of December 31, 2025, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $612.0 million.

(2)The effective interest rate is calculated based on either (i) Term SOFR plus an adjustment between 10 and 25 basis points, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of December 31, 2025, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)The effective interest rate is calculated based on either (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $525.0 million of borrowings and an interest rate cap agreement on $75.0 million of borrowings under the term loan. As of December 31, 2025, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. As of December 31, 2025, borrowings under a $300.0 million mortgage note amounted to $279.6 million and borrowings under a $222.3 million mortgage note amounted to $204.0 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)The effective interest rates are calculated based on either Term SOFR or Adjusted Term SOFR plus a margin ranging from 1.50% to 2.33% and include the effects of interest rate cap agreements.
(6)The weighted-average remaining term of our consolidated debt was approximately 1.9 years as of December 31, 2025, excluding any extension options on the line of credit, term loans, and certain of our mortgage notes.
In March 2025, we amended our unsecured credit facility, which provides for our existing $1.0 billion revolving credit facility, our existing $550.0 million term loan and a new $600.0 million term loan, which refinanced our other $600.0 million existing term loan. In connection with the amendment, we recognized $0.2 million as a loss on extinguishment of debt for the year ended December 31, 2025. The consolidated statement of cash flows also reflects $109.0 million of both proceeds from and repayments of the term loan and $126.3 million of both proceeds from and repayments of the line of credit for the year ended December 31, 2025, as we evaluated the cash flow impact of commitment changes from lenders.

For the years ended December 31, 2025, 2024 and 2023, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $226.9 million, $203.0 million and $144.7 million, respectively, including $18.7 million, $13.7 million, and $2.7 million, respectively, related to the amortization of our interest rate cap premiums. For the years ended December 31, 2025, 2024, and 2023, the amount of interest capitalized was $3.2 million, $12.5 million, and $20.1 million, respectively. See “Note 7” for the amount of interest incurred related to the DST Program (as defined below).
As of December 31, 2025, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
2026	$—	$—	$1,167,080	$1,167,080
2027	—	550,000	1,305,650	1,855,650
2028	—	600,000	—	600,000
2029	388,000	—	461,140	849,140
2030	—	—	—	—
Thereafter	—	—	279,630	279,630
Total principal payments	$388,000	$1,150,000	$3,213,500	$4,751,500
_________________________________________________________________
(1)The line of credit matures in March 2029 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)The $600.0 million term loan matures in March 2028 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.

(3)With respect to our mortgage notes, the term of our $367.8 million mortgage note that matures in July 2026 may be extended pursuant to a one-year extension option, subject to certain conditions. The terms of our $590.0 million mortgage note that matures in July 2026 and our $563.9 million mortgage note that matures in April 2027 may each be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of one of our fixed-rate mortgage notes with commitments of $222.3 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of December 31, 2025.
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
As of December 31, 2025, we had $72.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $102.6 million. As of December 31, 2024, we had $104.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $139.4 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.80% to 1.20% as of December 31, 2025. For the years ended December 31, 2025, 2024 and 2023 the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $4.7 million, $4.9 million and $1.4 million, respectively. These amounts are recorded as a component of interest expense on the consolidated statements of operations.
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
During the next 12 months, we estimate that approximately $0.3 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our consolidated balance sheets as of December 31, 2025 and 2024:

($ in thousands)	Number of Contracts	Current Notional Amount	Balance Sheet Location	Fair Value
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$9,087
Interest rate caps not designated as cash flow hedges	1	408,000	Derivative instruments	112
Interest rate caps designated as cash flow hedges	12	1,728,900	Derivative instruments	15,793
Total derivative instruments	25	$3,329,730		$24,992
As of December 31, 2024
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$38,517
Interest rate caps not designated as cash flow hedges	4	537,110	Derivative instruments	9,796
Interest rate caps designated as cash flow hedges	10	1,274,250	Derivative instruments	21,426
Total derivative instruments	26	$3,004,190		$69,739
The following table presents the effect of our derivative instruments on our consolidated financial statements:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Derivative Instruments Designated as Cash Flow Hedges
(Loss) gain recognized in AOCI	$(9,289)	$36,713	$9,000
Amount reclassified from AOCI as a decrease in interest expense	(22,795)	(38,329)	(44,625)
Total interest expense presented in the consolidated statements of operations in which the effects of the cash flow hedges are recorded	(278,808)	(259,302)	(190,382)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$(9,684)	$(15,302)	$(13,677)
Realized gain on derivative instruments recognized in other income (expenses) (2)	10,514	17,590	18,801
_________________________________________________________________
(1)Unrealized loss on derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges.
(2)Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges.

7. DST PROGRAM
The following table summarizes our DST Program Loans as of December 31, 2025 and 2024:

($ in thousands)	Outstanding Principal	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of December 31, 2025
DST Program Loans, carried at fair value	$30,372	$30,372	6.48%	9.13
Total	$30,372	$30,372	6.48%	9.13
As of December 31, 2024
DST Program Loans, carried at cost	$89,223	$89,223	5.86%	8.17
DST Program Loans, carried at fair value	13,892	13,892	6.72	9.29
Total	$103,115	$103,115	5.98%	8.32

The following table summarizes our financing obligations, net as of December 31, 2025 and 2024:

($ in thousands)	DST Interests Sold, Net (1)	Unamortized Program Costs	Unrealized Loss (Gain), Net (2)	Book Value
As of December 31, 2025
Financing obligations, carried at fair value	$486,659	N/A	$7,450	$494,109
Total	$486,659	$—	$7,450	$494,109
As of December 31, 2024
Financing obligations, carried at cost	$636,450	$(590)	N/A	$635,860
Financing obligations, carried at fair value	240,355	N/A	(373)	239,982
Total	$876,805	$(590)	$(373)	$875,842
_________________________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.
The following table presents our DST Program activity for the years ended December 31, 2025, 2024, and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
DST Interests sold	$250,349	$156,382	$416,507
DST Interests financed by DST Program Loans	17,180	11,453	52,542
Unrealized (loss) gain on financing obligations (1)	(7,823)	194	—
Income earned from DST Program Loans (2)	4,587	7,818	8,884
Gain on extinguishment of financing obligations (3)	55,850	31,250	—
Decrease in financing obligation liability appreciation (4)	—	(6,664)	(12,303)
Rent obligation incurred under master lease agreements (4)	33,104	56,235	67,324
_________________________________________________________________
(1)Included in (loss) gain on financing obligations on the consolidated statements of operations.
(2)Included in other income and expenses on the consolidated statements of operations.
(3)Included in gain on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT structure.
(4)Included in interest expense on the consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. During the years ended December 31, 2025 and 2024, 37.6 million and 61.6 million OP Units were issued in exchange for DST Interests, respectively, for a net investment of $487.8 million and $786.5 million, respectively, in accordance with our UPREIT structure. In addition, during the years ended December 31, 2025 and 2024, we paid $3.6 million and $1.6 million, respectively, in cash in exchange for DST Interests. There were no OP Units issued in exchange for DST Interests and no cash paid in exchange for DST Interests during the year ended December 31, 2023. Refer to “Note 13” for detail relating to the fees paid to the Advisor, Ares Management Capital Markets LLC, the dealer manager for our securities offerings (the “Dealer Manager”) and their affiliates for raising capital through the DST Program.
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
Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of December 31, 2025
Assets
Derivative instruments	$—	$24,992	$—	$24,992
Available-for-sale debt securities	—	102,586	—	102,586
Debt-related investments	—	—	591,275	591,275
DST Program Loans	—	—	30,372	30,372
Total assets measured at fair value	$—	$127,578	$621,647	$749,225
Liabilities
Financing obligations	$—	$—	$494,109	$494,109
Total liabilities measured at fair value	$—	$—	$494,109	$494,109
As of December 31, 2024
Assets
Derivative instruments	$—	$69,739	$—	$69,739
Available-for-sale debt securities	—	139,412	—	139,412
Debt-related investments	—	—	388,662	388,662
DST Program Loans	—	—	13,892	13,892
Total assets measured at fair value	$—	$209,151	$402,554	$611,705
Liabilities
Financing obligations	$—	$—	$239,982	$239,982
Total liabilities measured at fair value	$—	$—	$239,982	$239,982

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
The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2023	$2,439	$129,123	$131,562
Purchases and contributions	11,453	275,628	287,081
Repayments of principal	—	(23,326)	(23,326)
Paid-in-kind interest, net of repayments	—	7,237	7,237
Balance as of December 31, 2024	$13,892	$388,662	$402,554
Purchases and contributions	17,180	284,566	301,746
Repayments of principal	(700)	(94,169)	(94,869)
Paid-in-kind interest, net of repayments	—	12,216	12,216
Balance as of December 31, 2025	$30,372	$591,275	$621,647

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the years ended December 31, 2025 and 2024:

(in thousands)	Financing Obligations
Balance as of December 31, 2023	$87,145
DST Interests sold, net of upfront fees	153,031
Unrealized gain on financing obligations	(194)
Balance as of December 31, 2024	$239,982
DST Interests sold, net of upfront fees	246,304
Unrealized loss on financing obligations	7,823
Balance as of December 31, 2025	$494,109
The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
Assets:
Debt-related investments	$591,275	Yield Method	Market Yield	Decrease
DST Program Loans	30,372	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$494,109	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
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

Financial Assets and Liabilities Not Measured At Fair Value
As of December 31, 2025 and 2024, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of December 31, 2025		As of December 31, 2024
(in thousands)	Level in Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Assets:
DST Program Loans (2)	3	$—	$—	$89,223	$88,973
Liabilities:
Line of credit	3	$388,000	$388,000	$573,000	$573,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	3,213,500	3,178,163	2,489,442	2,419,471
Secured financings on investments in real estate debt securities	3	72,584	72,584	104,630	104,630
________________________________________________________________
(1)The carrying value reflects the principal amount outstanding.
(2)Comprised of instruments for which we have not elected the fair value option and do not record at fair value on the consolidated balance sheets.
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
9. STOCKHOLDERS’ EQUITY
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
The Class T-R shares, Class D-R shares, Class I-R shares, Class S-PR shares, Class D-PR shares and Class I-PR shares, all of which are collectively referred to herein as shares of common stock, have identical rights and privileges, including identical voting rights, but have differing fees that are payable on a class-specific basis. The per share amount of distributions paid on Class T-R shares, Class D-R shares, Class S-PR shares, and Class D-PR shares will be lower than the per share amount of distributions paid on Class I-R shares and Class I-PR shares because of the ongoing distribution fees payable with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares sold in our securities offerings.

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
During the year ended December 31, 2025, we raised gross proceeds of approximately $338.2 million from the sale of approximately 26.1 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan (“DRIP”) of approximately $88.4 million.
Common Stock
The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of December 31, 2025 and 2024:

	As of December 31,
	2025		2024
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	73,828	200,000	92,626
Class D-R, $0.01 par value per share	75,000	17,892	75,000	18,850
Class I-R, $0.01 par value per share	200,000	161,217	200,000	154,731
Class S-PR, $0.01 par value per share	425,000	14,133	425,000	3,451
Class D-PR, $0.01 par value per share	175,000	83	175,000	—
Class I-PR, $0.01 par value per share	425,000	10,017	425,000	1,316

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T-R Shares	Class D-R Shares	Class I-R Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
Balance as of December 31, 2022 (1)	227,265	20,577	66,702	—	—	—	314,544
Issuance of common stock:
Primary shares	7,990	1,813	3,259	—	—	—	13,062
DRIP	3,725	445	1,700	—	—	—	5,870
Stock grants, net of cancellations	—	—	197	—	—	—	197
Redemptions	(29,182)	(2,425)	(13,437)	—	—	—	(45,044)
Conversions	(46,960)	—	46,960	—	—	—	—
Forfeitures	—	—	(23)	—	—	—	(23)
Balance as of December 31, 2023 (1)	162,838	20,410	105,358	—	—	—	288,606
Issuance of common stock:
Primary shares	1,791	509	1,280	3,446	—	1,313	8,339
DRIP	2,771	490	3,627	5	—	3	6,896
Stock grants, net of cancellations	—	—	166	—	—	—	166
Redemptions	(15,355)	(2,281)	(15,373)	—	—	—	(33,009)
Conversions	(59,419)	(278)	59,697	—	—	—	—
Forfeitures	—	—	(24)	—	—	—	(24)
Balance as of December 31, 2024 (2)	92,626	18,850	154,731	3,451	—	1,316	270,974
Issuance of common stock:
Primary shares	—	—	—	10,861	87	8,268	19,216
DRIP	1,944	462	4,102	186	—	149	6,843
Stock grants, net of cancellations	—	—	178	—	—	—	178
Redemptions	(8,115)	(1,374)	(10,453)	(15)	—	(70)	(20,027)
Conversions	(12,627)	(46)	12,673	(350)	(4)	354	—
Forfeitures	—	—	(14)	—	—	—	(14)
Balance as of December 31, 2025	73,828	17,892	161,217	14,133	83	10,017	277,170
_________________________________________________________________
(1)There is no data presented for Class S-PR shares, Class D-PR shares and Class I-PR shares as of this date because there were no shares of such share classes outstanding.
(2)There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions. The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2025
December 31	$0.15750	$17,955	$14,528	$23,148	$2,426	$58,057
September 30	0.15750	17,870	13,558	22,862	2,443	56,733
June 30	0.15000	17,018	13,064	21,474	2,463	54,019
March 31	0.15000	16,726	10,466	21,449	2,475	51,116
Total	$0.61500	$69,569	$51,616	$88,933	$9,807	$219,925
2024
December 31	$0.15000	$16,457	$9,505	$21,490	$2,606	$50,058
September 30	0.15000	16,045	7,565	21,772	2,810	48,192
June 30	0.15000	16,430	6,331	22,114	3,082	47,957
March 31	0.15000	16,820	2,235	22,484	3,596	45,135
Total	$0.60000	$65,752	$25,636	$87,860	$12,094	$191,342
2023
December 31	$0.15000	$16,483	$1,270	$22,196	$4,987	$44,936
September 30	0.15000	16,825	1,296	22,550	5,721	46,392
June 30	0.13625	15,490	1,177	20,357	6,344	43,368
March 31	0.13625	15,284	1,107	20,653	6,806	43,850
	$0.57250	$64,082	$4,850	$85,756	$23,858	$178,546
_________________________________________________________________
(1)Amounts reflect the quarterly distribution rate authorized by our board of directors per Class T-R share, per Class D-R share, per Class I-R share, per Class S-PR share, per Class D-PR share and per Class I-PR share of common stock. Distributions were declared and paid as of monthly record dates. These monthly distributions have been aggregated and presented on a quarterly basis. The distributions on Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares of common stock are reduced by the respective distribution fees that are payable with respect to such Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares.
(2)Consists of distribution fees paid to the Dealer Manager with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
(3)Distribution fees are paid monthly to the Dealer Manager with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings. All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers. Refer to “Note 13” for further detail regarding distribution fees.
(4)Gross distributions are total distributions before the deduction of any distribution fees relating to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares issued in our securities offerings.

Redemptions
Below is a summary of redemptions pursuant to our share redemption program for the years ended December 31, 2025, 2024 and 2023. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption programs if it deems such action to be in the best interest of our stockholders:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Number of shares redeemed	20,027	33,009	45,044
Aggregate dollar amount of shares redeemed	$258,145	$421,135	$652,754
Average redemption price per share	$12.89	$12.76	$14.49
10. REDEEMABLE NONCONTROLLING INTERESTS
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.
The Operating Partnership issued OP Units to the Advisor and the Former Sponsor as payment of the performance participation allocation (also referred to as the performance component of the advisory fee) pursuant to the then-effective advisory agreement by and among the Company, the Operating Partnership and the then-current advisor to the Company. We have classified these OP Units as redeemable noncontrolling interests in mezzanine equity on the consolidated balance sheets. The redeemable noncontrolling interests are recorded at the greater of the carrying amount, adjusted for its share of the allocation of income or loss and dividends, or the redemption value, which is equivalent to fair value, of such OP Units at the end of each measurement period.
The following table summarizes the redeemable noncontrolling interests activity for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$105,492	8,227	$114,310	8,346
Distributions to redeemable noncontrolling interests	(4,893)	—	(4,978)	—
Redemptions of redeemable noncontrolling interests	(4,063)	(316)	(1,500)	(119)
Transfer of redeemable noncontrolling interests	(1,190)	(92)	—	—
Net loss attributable to redeemable noncontrolling interests	(3,639)	—	(3,353)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	(757)	—	—	—
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	11,423	—	1,013	—
Ending balance	$102,373	7,819	$105,492	8,227
_________________________________________________________________
(1)Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value as of December 31, 2025 and 2024.

11. NONCONTROLLING INTERESTS
OP Units
As of December 31, 2025 and 2024, the Operating Partnership had issued OP Units to third-party investors, representing 25.4% and 18.1%, respectively, of limited partnership interests (excludes interests held by redeemable noncontrolling interest holders).
The following table summarizes the number of OP Units issued and outstanding to third party investors (excludes interests held by redeemable noncontrolling interest holders):

	For the Year Ended December 31,
(in thousands)	2025	2024
Balance at beginning of the period	61,558	—
Issuance of units	37,610	61,558
Transfer of units	92	—
Redemption of units	(2,178)	—
Balance at end of the period	97,082	61,558
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. The estimated maximum redemption values of the aggregate outstanding OP Units issued to third-party investors (unaudited) as of December 31, 2025 and 2024 were $1.3 billion and $781.0 million, respectively. No OP Units issued were issued to third-party investors during the year ended December 31, 2023.
12. INCOME TAXES
We have concluded that there was no impact related to uncertain tax positions from our results of operations for the years ended December 31, 2025, 2024 and 2023. We had a net deferred tax asset of approximately $1.6 million and $0.9 million as of December 31, 2025 and 2024, respectively, which were each offset by a full valuation allowance. The U.S. is the major tax jurisdiction for us and the earliest tax year subject to examination by the taxing authority is 2022.
Distributions
Distributions to stockholders are characterized for U.S. federal income tax purposes as: (i) ordinary income; (ii) non-taxable return of capital; or (iii) long-term capital gain. Distributions that exceed our current and accumulated tax earnings and profits constitute a return of capital and reduce the stockholders’ basis in the common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, the distributions will generally be treated as a gain from the sale or exchange of such stockholders’ common shares. All distributions (other than distributions designated as capital gain distributions and distributions traceable to distributions from a taxable REIT subsidiary) which are received by a pass-through entity or an individual, are eligible for a 20% deduction from gross income. At the beginning of each year, we notify our stockholders of the taxability of the distributions paid during the preceding year. The unaudited preliminary taxability of our 2025, 2024 and 2023 distributions were:

	For the Year Ended December 31,
(unaudited)	2025	2024	2023
Ordinary income	—%	—%	—%
Non-taxable return of capital	100.0	100.0	100.0
Long-term capital gain	—	—	—
Total distribution	100.0%	100.0%	100.0%

The taxability of distributions remained unchanged in 2025 as compared to 2024. In 2025, we experienced an overall tax loss, leading to the classification of 100.0% of distributions paid to stockholders as non-taxable return of capital. The taxability of distributions remained unchanged in 2024 as compared to 2023, due to an increase in interest expense, which was partially offset by an increase in income from our investments in real estate debt and securities.

13. RELATED PARTY TRANSACTIONS
We rely on the Advisor, a related party, to manage our day-to-day operating and acquisition activities and to implement our investment strategy pursuant to the terms of the Advisory Agreement. The current term of the Advisory Agreement ends April 30, 2026, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The Dealer Manager provides dealer manager services in connection with the securities offerings pursuant to the terms of that certain Second Amended and Restated Dealer Manager Agreement, dated as of December 19, 2025 (the “Dealer Manager Agreement”), by and among us and the Dealer Manager. The Advisor, the Sponsor and the Dealer Manager receive compensation in the form of fees and expense reimbursements for services relating to the securities offerings and for the investment and management of our assets. The following is a description of the fees and expense reimbursements payable to the Advisor, the Sponsor, and the Dealer Manager. This summary does not purport to be a complete summary of the Advisory Agreement, the Dealer Manager Agreement, and the twelfth amended and restated limited partnership agreement of the Operating Partnership. As used below, “Fund Interests” means our outstanding shares of common stock, along with the OP Units, which may be or were held directly or indirectly by the Advisor, affiliates or our Advisor and Sponsor, and third parties.
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

The “annual total return amount” referred to above means all distributions paid or accrued per Fund Interest plus any change in NAV per Fund Interest since the end of the prior calendar year, adjusted to exclude the negative impact on annual total return resulting from our payment or obligation to pay, or distribute, as applicable, the performance participation allocation as well as ongoing distribution fees (i.e., our ongoing class-specific fees). If the performance participation allocation is being calculated with respect to a year in which we complete a liquidity event, for purposes of determining the annual total return amount, the change in NAV per Fund Interest will be deemed to equal the difference between the NAV per Fund Interest as of the end of the prior calendar year and the value per Fund Interest determined in connection with such liquidity event, as described in the Advisory Agreement. The “loss carryforward” referred to above tracks any negative annual total return amounts from prior years and offsets the positive annual total return amount for purposes of the calculation of the performance participation allocation. We completed the 2025 calendar year with a cumulative loss carryforward that will apply to future performance participation allocations. The cumulative loss carryforward as of December 31, 2025 is approximately $0.35 per Fund Interest (unaudited), which takes into account a $1.38 per Fund Interest loss carryforward (unaudited) generated through the 2024 calendar year. Realization of the loss carryforward is contingent on future performance. As such, the loss carryforward is not included in the consolidated balance sheet as of December 31, 2025. Even after the offset of the loss carryforward, future performance participation allocations will be subject to the Hurdle Amount.
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

DST Program
DST Program Dealer Manager Fees. In connection with the DST Program, as described in “Note 7,” Ares Industrial Real Estate Exchange LLC (“AIREX”), a wholly-owned subsidiary of our taxable REIT subsidiary that is wholly-owned by the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $3.0 billion of interests. The Advisor, Dealer Manager and certain of their affiliates receive fees and reimbursements in connection with their roles in the DST Program, which costs are substantially funded by the private investors in that program, through one or more purchase price “mark ups” of the initial estimated fair value of the DST Properties to be sold to investors, fees paid by the investors at the time of investment, or deductions from distributions paid to such investors.
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
Pursuant to the Advisory Agreement and Operating Partnership Agreement, DST Properties are included when calculating the fixed advisory fee and the performance participation allocation due to the Advisor. Furthermore, because the Advisor funds certain Dealer Manager distribution-related personnel costs that are not reimbursed under the DST Program dealer manager agreement, we have also agreed to pay the Advisor a fee equal to the fee paid by DST Program investors for these costs, which is up to 1.5% of the total equity amount paid for the interests.
DST Manager Fees. AIREX Manager LLC (the “DST Manager”), a wholly owned subsidiary of the Operating Partnership, acts, directly or through a wholly-owned subsidiary, as the manager of each DST holding a DST Property, but has assigned all of its rights and obligations as manager (including fees and reimbursements received) to AIREX Advisor LLC (“DST Advisor”), an affiliate of the Advisor. While the intention is to sell 100% of the interests to third parties, AIREX may hold an interest for a period of time and therefore could be subject to the following description of fees and reimbursements paid to the DST Manager. The DST Manager will have primary responsibility for performing management, oversight and administrative actions in connection with the trust and any DST Property and has the sole power to determine when it is appropriate for a trust to sell a DST Property. The DST Advisor will receive, through the DST Manager, an annual fee equal to 1.0% of the gross rents payable to the trust for the respective year. The management fee compensates the DST Advisor for the fee-related services rendered in connection with the management and oversight of the trust, including overseeing the investment strategy of the trust and monitoring the operating performance of the DST Property. The DST Advisor will also (i) be reimbursed for certain expenses associated with the establishment, maintenance and operation of the trust and DST Properties and the sale of any DST Property to a third party, and (ii) receive up to 1.0% of the gross equity proceeds as compensation for the development and design of the DST Program and ongoing oversight of the offering and the DST Program. Furthermore, to the extent that the Operating Partnership exercises its fair market value purchase option to acquire the interests from the investors at a later time in exchange for OP Units, cash or a combination of OP Units and cash, and such investors subsequently submit such OP Units for redemption pursuant to the terms of the Operating Partnership, a redemption fee of up to 1.0% of the amount otherwise payable to a limited partner upon redemption may be paid to DST Manager subject to the terms of the applicable DST Program offering documents.
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
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings, and any related amounts payable:

	For the Year Ended December 31,			Receivable (Payable) as of
(in thousands)	2025	2024	2023	December 31, 2025	December 31, 2024
Selling commissions and dealer manager fees (1)	$1,808	$1,176	$4,449	$—	$—
Ongoing distribution fees (1)(2)	17,330	15,469	23,858	(1,619)	(1,389)
Advisory fee—fixed component	67,153	66,048	74,092	(5,746)	(5,436)
Other fees and expense reimbursements (3)(4)	13,680	13,137	12,116	(6,478)	(3,809)
Property management fee (5)	7,341	3,497	3,017	(833)	(300)
DST Program selling commissions, dealer manager fees and distribution fees (1)	3,057	4,027	6,393	(360)	(488)
Other DST Program related costs (4)	3,402	2,569	5,664	(104)	(123)
Development fees (6)	1,190	1,071	1,795	(644)	(25)
Total	$114,961	$106,994	$131,384	$(15,784)	$(11,570)
_________________________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $142.5 million and $110.1 million as of December 31, 2025 and 2024, respectively.
(3)Other fees and expense reimbursements include certain fees and expenses incurred for organization and offering, acquisition and general administrative services provided to us under the Advisory Agreement, including, but not limited to, certain expenses described below after footnote 7, allocated rent paid to both third parties and affiliates of the Advisor, equipment, utilities, insurance, travel and entertainment.
(4)Includes costs reimbursed to the Advisor related to the DST Program.
(5)The cost of the property management fee, including the property accounting and construction management fees, is generally borne by the tenant or tenants at each real property, either via a direct reimbursement to us or, in the case of tenants subject to a gross lease, as part of the lease cost. In certain limited circumstances, we may pay a portion of the property management fee, including the property accounting and construction management fees, without reimbursement from the tenant or tenants at a real property. For certain properties, an affiliate of the Advisor provides property management, construction management and property accounting services, and receives the full property management fee, including the property accounting and construction management fees.
(6)Development fees are included in the total development project costs of the respective properties and are capitalized in construction in progress, which is included in net investment in real estate properties on our consolidated balance sheets. Amounts also include development acquisition fees relating to our joint venture partnerships, which are included in investments in unconsolidated joint venture partnerships on our consolidated balance sheets.
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $12.7 million, $12.2 million and $11.2 million for the years ended December 31, 2025, 2024 and 2023 respectively, for such compensation expenses reimbursable to the Advisor.

14. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net loss attributable to common stockholders—basic	$(124,764)	$(111,058)	$(204,674)
Net loss attributable to redeemable noncontrolling interests	(3,639)	(3,353)	(5,587)
Net (loss) income attributable to noncontrolling interests	(33,550)	(15,934)	38
Net loss attributable to common stockholders—diluted	$(161,953)	$(130,345)	$(210,223)
Weighted-average shares outstanding—basic	273,655	276,152	303,660
Incremental weighted-average shares outstanding—diluted	83,828	42,704	8,461
Weighted-average shares outstanding—diluted	357,483	318,856	312,121
Net loss per share attributable to common stockholders:
Basic	$(0.46)	$(0.40)	$(0.67)
Diluted	$(0.46)	$(0.40)	$(0.67)
15. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash activities:
Interest paid related to consolidated indebtedness, net of capitalized interest	$212,460	$167,668	$118,575
Interest paid related to DST Program	37,635	64,979	62,507
Interest paid related to secured financings	5,167	4,661	1,126
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	88,353	88,108	85,224
Increase in DST Program Loans receivable through sale of DST Interests	17,180	11,453	52,542
Issuances of OP Units for DST Interests	487,810	786,497	—
Redeemable noncontrolling interests issued as settlement of performance participation allocation	—	—	62,667
Increase (decrease) in distribution fees payable to affiliates	32,377	45,571	(27,628)
Decrease in accrued capital expenditures	(3,820)	(25,474)	(33,214)
Non-cash selling commissions and dealer manager fees	1,808	1,176	4,449

Restricted Cash
Restricted cash consists of lender, insurance, property, and debt-related investment escrow accounts, utility and financing deposits, as well as investor funds received related to pending DST Interest sales. The following table presents the components of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Beginning of period:
Cash and cash equivalents	$25,148	$14,322	$79,524
Restricted cash	3,649	620	499
Cash, cash equivalents and restricted cash	$28,797	$14,942	$80,023
End of period:
Cash and cash equivalents	$63,037	$25,148	$14,322
Restricted cash	13,281	3,649	620
Cash, cash equivalents and restricted cash	$76,318	$28,797	$14,942
16. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2025, we and our subsidiaries were not involved in any material legal proceedings.
Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of December 31, 2025.
Unfunded Commitments
As of December 31, 2025, we had unfunded commitments of $196.7 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
17. SEGMENT FINANCIAL INFORMATION
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

The following table reflects our total consolidated assets by segment as of December 31, 2025 and 2024:

	For the Year Ended December 31,
(in thousands)	2025	2024
Assets:
Industrial real estate	$7,651,472	$7,355,177
Total segment assets	7,651,472	7,355,177
Corporate	146,955	225,834
Total assets	$7,798,427	$7,581,011
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
The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the years ended December 31, 2025, 2024 and 2023.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss attributable to common stockholders	$(124,764)	$(111,058)	$(204,674)
Real estate-related depreciation and amortization	304,989	291,872	294,111
General and administrative expenses	16,799	17,194	15,313
Advisory fees	67,153	66,048	74,092
Acquisition costs and reimbursements	2,824	3,036	10,217
Equity in (income) loss from unconsolidated joint venture partnerships	(70)	(5,228)	118
Interest expense	278,808	259,302	190,382
Loss (gain) on financing obligations	7,823	(194)	(179)
Gain on extinguishment of debt and financing obligations, net	(53,940)	(31,250)	—
Gain on derivative instruments	(830)	(2,288)	(5,124)
Net gain on sale of real estate property	—	(56,923)	—
Other income and expenses	(5,219)	(8,633)	(10,191)
Net loss attributable to redeemable noncontrolling interests	(3,639)	(3,353)	(5,587)
Net (loss) income attributable to noncontrolling interests	(33,550)	(15,934)	38
Net operating income	$456,384	$402,591	$358,516
The following table sets forth consolidated financial results for the industrial real estate segment for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Rental revenues	$545,881	$489,164	$460,108
Debt-related income	46,448	36,744	9,987
Rental expenses	(135,945)	(123,317)	(111,579)
Net operating income	$456,384	$402,591	$358,516

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.       CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2025 our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.       OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C.       DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included under the headings “Board of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 11.       EXECUTIVE COMPENSATION
The information required by this item will be included under the heading “Compensation of Directors and Executive Officers” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the heading “Certain Relationships and Related Transactions” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.
ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included under the heading “Principal Accountant Fees and Services” in our definitive proxy statement for our 2026 Annual Meeting of Stockholders, and such required information is incorporated herein by reference.

PART IV
ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements—The financial statements are included under Item 8 of this report.
2.Financial Statement Schedule—The following financial statement schedule is included in Item 15(c):
Schedule III—Real Estate and Accumulated Depreciation.
All other financial statement schedules are not required under the related instructions or because the required information has been disclosed in the consolidated financial statements and the notes related thereto.
(b)Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT NUMBER	DESCRIPTION

3.1
Third Articles of Amendment and Restatement. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11 (File No. 333-200594) filed with the SEC on June 30, 2017.

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Third Amended and Restated Share Redemption Program, effective as of August 2, 2024. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3	Description of Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934. Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 6, 2025.

4.4	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.1
Amended and Restated Dealer Manager Agreement, dated December 1, 2024, by and between Ares Industrial Real Estate Income Trust Inc. and Ares Wealth Management Solutions, LLC. Incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed with the SEC on March 6, 2025.

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

10.3
Amended and Restated Advisory Agreement (2025), effective as of April 30, 2025, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2025.

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

10.16
Second Amendment to Third Amended and Restated Credit Agreement, dated March 11, 2025, by and among AIREIT Operating Partnership LP, as Borrower, Wells Fargo Bank, National Association as Administrative Agent, and each of the guarantors and lenders party thereto. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q Filed with the SEC on May 9, 2025.

10.17
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

10.29*
Second Amended and Restated Dealer Manager Agreement, dated December 19, 2025, and effective as of January 2, 2026 by and between Ares Industrial Real Estate Income Trust Inc., Ares Wealth Management Solutions, LLC and Ares Management Capital Markets LLC.

19.1	Insider Trading Policy. Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on March 6, 2025.

21.1*	List of Subsidiaries of Ares Industrial Real Estate Income Trust Inc.

23.1*	Consent of KPMG LLP (Independent Registered Public Accounting Firm).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S., Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2025.

101
The following materials from Ares Industrial Real Estate Income Trust Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 5, 2026, formatted in XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (vi) Consolidated Statements of Cash Flows, and (vii) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_________________________________________________________________
*Filed herewith.
**Furnished herewith.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

			Initial Cost to Company				Gross Amount Carried as of December 31, 2025
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs	Costs Capitalized or Adjustments Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total Costs (3), (5)	Accumulated Depreciation and Amortization (4),(5)	Acquisition / Completion Date
Consolidated Industrial Properties:
Ontario Industrial Center in Ontario, CA	1	(1)	$5,225	$5,826	$11,051	$1,439	$5,225	$7,265	$12,490	$(3,087)	2/26/18
Medley Industrial Center in Medley, FL	1	—	2,864	4,559	7,423	620	2,864	5,179	8,043	(1,920)	4/11/18
Ontario Distribution Center in Ontario, CA	1	(1)	14,657	17,396	32,053	1,591	14,657	18,987	33,644	(8,727)	5/17/18
Park 429 Logistics Center in Ocoee, FL	2	(1)	7,963	37,052	45,015	1,327	7,963	38,379	46,342	(9,435)	6/7/18
Pescadero Distribution Center in Tracy, CA	1	(1)	5,602	40,021	45,623	1,446	5,602	41,467	47,069	(10,919)	6/20/18
Gothard Industrial Center in Huntington Beach, CA	1	(1)	5,325	4,771	10,096	428	5,325	5,199	10,524	(2,355)	6/25/18
Midway Industrial Center in Odenton, MD	1	(1)	4,579	3,852	8,431	1,274	4,579	5,126	9,705	(2,146)	10/22/18
Executive Airport Distribution Center I in Henderson, NV	1	(1)	10,360	41,262	51,622	1,500	10,360	42,762	53,122	(11,752)	11/20/18
Iron Run Distribution Center in Allentown, PA	1	(1)	5,483	10,394	15,877	1,359	5,483	11,753	17,236	(4,657)	12/4/18
Elgin Distribution Center in Elgin, IL	1	(1)	4,032	17,191	21,223	188	4,032	17,379	21,411	(3,907)	12/11/18
Addison Distribution Center II in Addison, IL	1	—	4,439	8,009	12,448	1,053	4,439	9,062	13,501	(3,216)	12/21/18
Fontana Distribution Center in Fontana, CA	1	(1)	20,558	22,649	43,207	958	20,558	23,607	44,165	(10,699)	12/28/18
Airport Industrial Center in Ontario, CA	1	(1)	4,085	4,238	8,323	941	4,085	5,179	9,264	(2,262)	1/8/19
Kelly Trade Center in Austin, TX	1	—	2,686	12,980	15,666	2,438	2,686	15,418	18,104	(5,023)	1/31/19
7A Distribution Center in Robbinsville, NJ	1	—	8,002	4,498	12,500	3,665	3,384	12,781	16,165	(4,119)	2/11/19
Quakerbridge Distribution Center in Hamilton, NJ	1	(1)	3,434	5,160	8,594	982	2,334	7,242	9,576	(2,792)	3/11/19
Hebron Airpark Logistics Center in Hebron, KY	1	—	2,228	9,645	11,873	625	2,228	10,270	12,498	(2,647)	5/30/19
Las Vegas Light Industrial Portfolio in Las Vegas, NV	4	(1)	19,872	40,594	60,466	2,565	19,872	43,159	63,031	(14,601)	5/30/19
Monte Vista Industrial Center in Chino, CA	1	(1)	7,947	7,592	15,539	1,245	7,947	8,837	16,784	(3,524)	6/7/19
King of Prussia Core Infill Portfolio in King of Prussia, PA	5	(1)	14,791	17,378	32,169	2,677	14,791	20,055	34,846	(9,082)	6/21/19
Dallas Infill Industrial Portfolio in Arlington, TX	3	—	17,159	77,010	94,169	10,253	17,159	87,263	104,422	(26,773)	6/28/19
Dallas Infill Industrial Portfolio in Garland, TX	2	11,250	3,545	20,624	24,169	1,118	3,545	21,742	25,287	(5,486)	6/28/19
Edison Distribution Center in Edison, NJ	1	(1)	11,519	16,079	27,598	278	11,519	16,357	27,876	(7,227)	6/28/19
395 Distribution Center in Reno, NV	2	(1)	8,904	46,370	55,274	2,361	8,904	48,731	57,635	(11,717)	8/5/19
I-80 Distribution Center in Reno, NV	4	(1)	11,645	61,932	73,577	2,421	11,645	64,353	75,998	(17,724)	9/4/19
485 Distribution Center in Shiremanstown, PA	1	(1)	6,145	36,985	43,130	1,328	6,145	38,313	44,458	(9,771)	9/13/19
Weston Business Center in Weston, FL	1	(1)	14,627	18,710	33,337	865	14,627	19,575	34,202	(7,085)	12/10/19
Marigold Distribution Center in Redlands, CA	1	(1)	15,660	24,564	40,224	2,639	15,660	27,203	42,863	(9,087)	12/20/19
Bishops Gate Distribution Center in Mount Laurel, NJ	1	(1)	6,018	26,414	32,432	2,291	6,018	28,705	34,723	(10,877)	12/31/19
Norcross Industrial Center in Peachtree Corner, GA	1	—	3,220	6,285	9,505	6,086	3,220	12,371	15,591	(5,079)	3/23/20
Lima Distribution Center in Denver, CO	1	—	1,853	9,872	11,725	634	1,853	10,506	12,359	(3,928)	4/15/20
Valwood Crossroads in Carrollton, TX	2	(1)	12,457	58,567	71,024	269	12,457	58,836	71,293	(15,406)	5/11/20
Eaglepoint Logistics Center in Brownsburg, IN	1	(1)	3,598	37,329	40,927	846	3,598	38,175	41,773	(10,581)	5/26/20
7A Distribution Center II in Robbinsville Township, NJ	1	(1)	6,235	17,501	23,736	775	6,235	18,276	24,511	(6,157)	5/27/20
Legacy Logistics Center in Salt Lake City, UT	1	(1)	5,590	34,128	39,718	3,582	5,590	37,710	43,300	(9,277)	6/3/20
Logistics Center at 33 in Easton, PA	1	(1)	8,983	54,781	63,764	933	8,983	55,714	64,697	(14,391)	6/4/20
Intermodal Logistics Center in Fort Worth, TX	1	—	5,191	23,511	28,702	398	5,191	23,909	29,100	(5,499)	6/29/20
Executive Airport Distribution Center II, III in Henderson, NV	2	—	7,852	25,348	33,200	4,548	7,852	29,896	37,748	(5,343)	9/3/20
Carlstadt Industrial Center in Carlstadt, NJ	2	(1)	16,989	21,174	38,163	2,013	16,989	23,187	40,176	(7,983)	11/10/20
Nelson Industrial Center in La Puente, CA	1	(1)	3,943	5,233	9,176	225	3,943	5,458	9,401	(1,439)	12/7/20
Miraloma Industrial Center in Placentia, CA	1	(1)	4,843	4,776	9,619	257	4,843	5,033	9,876	(1,836)	12/10/20
Pennsy Logistics Center in Landover, MD	2	(1)	8,273	52,261	60,534	554	8,273	52,815	61,088	(13,168)	12/18/20

			Initial Cost to Company				Gross Amount Carried as of December 31, 2025
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs	Costs Capitalized or Adjustments Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total Costs (3), (5)	Accumulated Depreciation and Amortization (4),(5)	Acquisition / Completion Date
Gerwig Distribution Center in Columbia, MD	1	(1)	8,069	11,454	19,523	526	8,069	11,980	20,049	(3,854)	1/8/21
Harvill Business Center in Perris, CA	1	(1)	14,098	47,402	61,500	67	14,098	47,469	61,567	(9,966)	3/10/21
Princess Logistics Center in Lawrenceville, NJ	1	(1)	10,883	65,248	76,131	1,232	10,883	66,480	77,363	(10,672)	4/12/21
Rancho Cucamonga Business Center in Rancho Cucamonga, CA	1	(1)	8,185	16,870	25,055	666	8,185	17,536	25,721	(4,108)	5/28/21
Norton Distribution Center in Norton, MA	1	(1)	4,350	29,396	33,746	350	4,350	29,746	34,096	(8,527)	6/1/21
Build-To-Core Logistics Portfolio in Austin, TX	5	(1)	11,918	42,685	54,603	3,648	11,918	46,333	58,251	(12,895)	6/15/21
Build-To-Core Logistics Portfolio in Hayward, CA	1	(1)	39,357	91,117	130,474	3,649	39,357	94,766	134,123	(15,202)	6/15/21
Build-To-Core Logistics Portfolio in Lehigh Valley, PA	1	(1)	14,522	49,076	63,598	3,176	14,522	52,252	66,774	(9,037)	6/15/21
Build-To-Core Logistics Portfolio in Lodi, NJ	2	(1)	18,545	80,295	98,840	409	18,545	80,704	99,249	(11,757)	6/15/21
Build-To-Core Logistics Portfolio in Rancho Cucamonga, CA	1	(1)	26,126	72,626	98,752	12,818	26,126	85,444	111,570	(13,865)	6/15/21
Build-To-Core Logistics Portfolio in Richmond, CA	1	(1)	6,954	34,529	41,483	1,300	7,045	35,738	42,783	(5,544)	6/15/21
Build-To-Core Logistics Portfolio in San Jose, CA	1	(1)	9,799	23,467	33,266	360	9,799	23,827	33,626	(4,000)	6/15/21
Build-To-Core Logistics Portfolio in Suwanee, GA	4	(1)	5,612	65,710	71,322	5,699	5,612	71,409	77,021	(21,400)	6/15/21
Build-To-Core Logistics Portfolio in Tacoma, WA	2	(1)	29,942	146,619	176,561	2,945	29,942	149,564	179,506	(24,882)	6/15/21
Build-To-Core Logistics Portfolio in Tracy, CA	1	(1)	3,564	51,464	55,028	(9)	3,564	51,455	55,019	(8,372)	6/15/21
Benchmark Distribution Center in Houston, TX	1	(1)	4,809	14,881	19,690	617	4,809	15,498	20,307	(3,322)	6/18/21
Key Logistics Portfolio in Allentown, PA	1	—	2,876	15,208	18,084	1,146	2,876	16,354	19,230	(4,271)	7/14/21
Key Logistics Portfolio in Auburn, WA	3	—	7,822	34,802	42,624	1,791	7,822	36,593	44,415	(7,507)	7/14/21
Key Logistics Portfolio in Aurora, CO	1	—	1,818	9,230	11,048	174	1,818	9,404	11,222	(2,671)	7/14/21
Key Logistics Portfolio in Boca Raton, FL	1	—	4,959	8,684	13,643	315	4,959	8,999	13,958	(2,859)	7/14/21
Key Logistics Portfolio in Glen Burnie, MD	1	(1)	2,545	18,163	20,708	2,471	2,545	20,634	23,179	(5,359)	7/14/21
Key Logistics Portfolio in Kent, WA	4	—	11,478	27,898	39,376	1,472	11,478	29,370	40,848	(8,129)	7/14/21
Key Logistics Portfolio in King of Prussia, PA	2	(1)	4,120	18,173	22,293	795	4,120	18,968	23,088	(5,642)	7/14/21
Key Logistics Portfolio in Lanham, MD	1	(1)	3,979	18,540	22,519	1,297	3,979	19,837	23,816	(4,244)	7/14/21
Key Logistics Portfolio in Lincolnshire, IL	1	(1)	1,695	12,016	13,711	262	1,695	12,278	13,973	(2,570)	7/14/21
Key Logistics Portfolio in Louisville, KY	5	(1)	8,248	118,497	126,745	6,344	8,248	124,841	133,089	(33,551)	7/14/21
Key Logistics Portfolio in Memphis, TN	6	(1)	6,873	104,576	111,449	5,951	6,873	110,527	117,400	(31,964)	7/14/21
Key Logistics Portfolio in Olive Branch, MS	1	(1)	2,656	29,884	32,540	160	2,656	30,044	32,700	(6,720)	7/14/21
Key Logistics Portfolio in Ontario, CA	3	(1)	13,418	39,832	53,250	1,717	13,418	41,549	54,967	(11,054)	7/14/21
Key Logistics Portfolio in Renton, WA	1	—	4,745	14,591	19,336	99	4,745	14,690	19,435	(3,995)	7/14/21
Key Logistics Portfolio in Salt Lake City, UT	2	—	5,966	55,054	61,020	1,212	5,966	56,266	62,232	(15,329)	7/14/21
Key Logistics Portfolio in Stockton, CA	4	(1)	15,700	73,310	89,010	2,268	15,700	75,578	91,278	(21,242)	7/14/21
Key Logistics Portfolio in Tacoma, WA	1	—	3,844	6,382	10,226	294	3,844	6,676	10,520	(1,845)	7/14/21
Key Logistics Portfolio in Totowa, NJ	1	(1)	11,530	46,672	58,202	1,728	11,530	48,400	59,930	(13,175)	7/14/21
Key Logistics Portfolio in Tracy, CA	2	(1)	11,240	47,788	59,028	1,574	11,240	49,362	60,602	(13,122)	7/14/21
Key Logistics Portfolio in Upper Marlboro, MD	1	—	2,206	4,926	7,132	1,514	2,206	6,440	8,646	(1,419)	7/14/21
Key Logistics Portfolio in Valencia, CA	1	(1)	6,555	13,730	20,285	75	6,555	13,805	20,360	(2,388)	7/14/21
Key Logistics Portfolio in Wayne, NJ	1	(1)	5,800	14,199	19,999	1,600	5,800	15,799	21,599	(3,924)	7/14/21
Key Logistics Portfolio in York, PA	1	(1)	4,645	21,387	26,032	1,747	4,645	23,134	27,779	(7,104)	7/14/21
Stonewood Logistics Center in York, PA	1	—	1,193	18,150	19,343	2,033	1,193	20,183	21,376	(2,962)	7/16/21
Heron Industrial Center in Swedesboro, NJ	1	(1)	5,622	21,358	26,980	1,495	5,622	22,853	28,475	(7,800)	7/21/21
Colony Crossing Logistics Portfolio in Houston, TX	2	—	5,258	16,335	21,593	1,355	5,258	17,690	22,948	(4,279)	8/17/21
Harvill Industrial Center in Riverside, CA	1	—	7,532	—	7,532	22,579	10,494	19,617	30,111	(24)	8/23/21; 12/18/24
Commerce Farms Logistics Center in Lebanon, TN	1	—	3,117	61,073	64,190	1,512	3,117	62,585	65,702	(11,062)	8/25/21
North County Commerce Center in Vista, CA	5	(1)	42,171	110,525	152,696	2,424	42,171	112,949	155,120	(30,192)	8/30/21
Performance Distribution Center in Stockton, CA	1	(1)	9,733	20,422	30,155	299	9,733	20,721	30,454	(3,968)	9/7/21
Madison Distribution Center in Tampa, FL	1	—	766	12,441	13,207	306	766	12,747	13,513	(2,492)	9/17/21

			Initial Cost to Company				Gross Amount Carried as of December 31, 2025
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs	Costs Capitalized or Adjustments Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total Costs (3), (5)	Accumulated Depreciation and Amortization (4),(5)	Acquisition / Completion Date
355 Logistics Center in Lockport, IL	2	—	3,360	62,087	65,447	2,693	3,360	64,780	68,140	(13,225)	10/1/21
1 Stanley Drive in Aston, PA	1	(1)	1,265	21,549	22,814	99	1,265	21,648	22,913	(4,034)	10/6/21
Gilbert Gateway Commerce Park in Gilbert, AZ	3	(1)	8,129	83,984	92,113	3,157	8,129	87,141	95,270	(14,603)	10/6/21
California Business Center in Salt Lake City, UT	2	—	4,780	27,075	31,855	1,562	4,780	28,637	33,417	(7,795)	10/21/21
Molto Portfolio in Aurora, IL	1	(1)	5,169	32,978	38,147	853	5,169	33,831	39,000	(5,422)	11/17/21
Molto Portfolio in Houston, TX	2	—	7,370	71,037	78,407	2,598	7,370	73,635	81,005	(12,450)	11/17/21
Molto Portfolio in La Vergne, TN	1	—	3,696	24,198	27,894	151	3,696	24,349	28,045	(4,062)	11/17/21
Walker Mill Industrial Center in Capitol Heights, MD	1	(1)	2,908	14,916	17,824	153	2,908	15,069	17,977	(3,557)	11/18/21
Greater Boston Portfolio in Danvers, MA	1	—	4,176	20,452	24,628	426	4,176	20,878	25,054	(5,035)	11/22/21
Greater Boston Portfolio in Franklin, MA	1	—	2,646	14,745	17,391	1,352	2,646	16,097	18,743	(3,913)	11/22/21
McDonald Portfolio in Alpharetta, GA	4	—	4,228	51,135	55,363	5,294	4,228	56,429	60,657	(13,597)	12/16/21
McDonald Portfolio in Atlanta, GA	6	(1)	10,312	198,390	208,702	5,620	10,312	204,010	214,322	(45,384)	12/16/21
McDonald Portfolio in Ellenwood, GA	2	—	4,808	78,906	83,714	2,331	4,808	81,237	86,045	(16,953)	12/16/21
McDonald Portfolio in Savannah, GA	2	(1)	5,862	58,807	64,669	1,441	5,466	60,644	66,110	(11,351)	12/16/21
Riggs Hill Industrial Center in Jessup, MD	1	—	827	5,116	5,943	94	827	5,210	6,037	(1,576)	12/17/21
Valwood Industrial Center in Carrollton, TX	4	(1)	12,755	32,171	44,926	1,319	12,755	33,490	46,245	(8,592)	12/17/21
Port Crossing Logistics Center in LaPorte, TX	1	(1)	2,518	31,186	33,704	272	2,518	31,458	33,976	(5,071)	12/21/21
Hainesport Commerce Center in Hainesport, NJ	1	(1)	19,042	116,609	135,651	1,127	19,042	117,736	136,778	(16,282)	12/21/21
Beltway Logistics Center in Charlotte, NC	1	(1)	4,726	24,550	29,276	110	4,726	24,660	29,386	(3,266)	12/22/21
Clackamas Industrial Center in Clackamas, OR	1	(1)	9,623	43,864	53,487	3,254	9,623	47,118	56,741	(13,594)	12/23/21
Build-to-Core II Logistics Portfolio in Aurora, IL	1	—	3,187	21,479	24,666	374	3,187	21,853	25,040	(3,650)	2/15/22
Build-to-Core II Logistics Portfolio in Avenel, NJ	1	(1)	20,489	22,727	43,216	75	20,489	22,802	43,291	(3,292)	2/15/22
Build-to-Core II Logistics Portfolio in Lakewood, WA	3	(1)	30,833	155,862	186,695	3,197	30,838	159,054	189,892	(23,414)	2/15/22
Build-to-Core II Logistics Portfolio in Mount Prospect, IL	1	—	3,725	20,688	24,413	141	3,725	20,829	24,554	(3,196)	2/15/22
Build-to-Core II Logistics Portfolio in Naperville, IL	1	—	1,951	16,624	18,575	689	1,951	17,313	19,264	(2,894)	2/15/22
Build-to-Core II Logistics Portfolio in Newark, NJ	1	—	25,879	1,634	27,513	25,068	25,879	26,702	52,581	(1,115)	2/15/22, 9/28/23
Build-to-Core II Logistics Portfolio in Schertz, TX	1	(1)	503	9,177	9,680	634	503	9,811	10,314	(1,857)	2/15/22
Build-to-Core II Logistics Portfolio in Tualatin, OR	1	—	4,231	27,735	31,966	289	4,102	28,153	32,255	(4,248)	2/15/22
Northlake Logistics Crossing in Northlake, TX	2	(1)	21,569	—	21,569	129,175	20,865	129,879	150,744	(9,370)	2/17/22, 4/12/23
Tampa Commerce Center in Temple Terrace, FL	1	—	6,270	—	6,270	26,572	6,270	26,572	32,842	(1,584)	4/1/22 & 5/25/22, 5/25/23
Medley 104 Industrial Center in Medley, FL	1	(1)	13,436	42,959	56,395	451	13,436	43,410	56,846	(10,122)	4/18/22
IDI U.S. Logistics Portfolio in Buford, GA	1	—	2,962	18,699	21,661	118	2,962	18,817	21,779	(2,327)	4/28/22
IDI U.S. Logistics Portfolio in Channahon, IL	1	(1)	8,940	93,938	102,878	484	8,940	94,422	103,362	(11,860)	7/6/22
IDI U.S. Logistics Portfolio in Jefferson, GA	1	(1)	6,798	84,038	90,836	5,275	6,798	89,313	96,111	(13,255)	4/28/22
IDI U.S. Logistics Portfolio in Fort Worth, TX	1	—	4,254	43,828	48,082	36	4,254	43,864	48,118	(6,212)	4/28/22
IDI U.S. Logistics Portfolio in Garland, TX	1	—	4,711	59,768	64,479	1,045	4,711	60,813	65,524	(8,713)	4/28/22
IDI U.S. Logistics Portfolio in Indianapolis, IN	1	(1)	5,104	64,463	69,567	1,992	5,104	66,455	71,559	(9,743)	4/28/22
IDI U.S. Logistics Portfolio in Southaven, MS	1	—	2,082	24,091	26,173	194	2,082	24,285	26,367	(3,704)	4/28/22
Chicago Growth Portfolio in Bolingbrook, IL	2	—	2,354	23,047	25,401	225	2,354	23,272	25,626	(5,678)	5/9/22
Chicago Growth Portfolio in Chicago, IL	1	—	3,326	28,916	32,242	1,059	3,326	29,975	33,301	(7,477)	5/9/22
Chicago Growth Portfolio in Elgin, IL	4	—	4,911	34,528	39,439	1,341	4,911	35,869	40,780	(9,455)	5/9/22
Chicago Growth Portfolio in Lemont, IL	2	—	2,387	20,750	23,137	984	2,387	21,734	24,121	(5,773)	5/9/22
Chicago Growth Portfolio in Libertyville, IL	4	(1)	4,732	46,387	51,119	2,088	4,732	48,475	53,207	(11,142)	5/9/22
Chicago Growth Portfolio in Romeoville, IL	1	—	1,049	10,444	11,493	399	1,049	10,843	11,892	(2,838)	5/9/22
4 Studebaker Commerce Center in Irvine, CA	1	—	9,334	24,792	34,126	194	9,334	24,986	34,320	(6,526)	5/12/22

			Initial Cost to Company				Gross Amount Carried as of December 31, 2025
($ in thousands)	# of Buildings	Debt	Land	Buildings and Improvements (2)	Total Costs	Costs Capitalized or Adjustments Subsequent to Acquisition	Land	Buildings and Improvements (2)	Total Costs (3), (5)	Accumulated Depreciation and Amortization (4),(5)	Acquisition / Completion Date
Southeast Orlando Portfolio in Kissimmee, FL	1	—	—	19,060	19,060	1,943	—	21,003	21,003	(4,741)	5/19/22
Southeast Orlando Portfolio in Orlando, FL	4	—	23,658	95,988	119,646	1,206	23,658	97,194	120,852	(23,365)	5/19/22
I-465 East Logistics Center in Indianapolis, IN	1	—	2,097	16,826	18,923	147	2,097	16,973	19,070	(2,828)	5/26/22
Industry Commerce Center in City of Industry, CA	1	(1)	12,157	42,597	54,754	1,494	12,157	44,091	56,248	(9,979)	6/2/22
County Line Corporate Park in Hialeah, FL	2	(1)	34,850	32,993	67,843	101,432	34,850	134,425	169,275	(12,653)	6/8/22, 11/7/23
Robbinsville Distribution Center in Robbinsville, NJ	-	—	364	—	364	10,916	1,853	9,427	11,280	—	6/10/22
Innovation Corporate Park I & II in New Albany, OH	2	—	5,807	59,385	65,192	489	5,807	59,874	65,681	(9,447)	6/17/22
IDI 2022 National Portfolio in Bolingbrook, IL	2	—	13,054	95,442	108,496	809	13,054	96,251	109,305	(14,631)	6/22/22
IDI 2022 National Portfolio in Mesquite, TX	1	—	2,930	25,589	28,519	2,001	2,930	27,590	30,520	(3,852)	6/22/22
IDI 2022 National Portfolio in Monroe, OH	1	—	7,309	42,386	49,695	737	7,309	43,123	50,432	(9,670)	6/22/22
IDI 2022 National Portfolio in Olive Branch, MS	2	—	6,983	55,897	62,880	1,776	6,983	57,673	64,656	(10,030)	6/22/22
I-80 Logistics Park in Wayne, NJ	1	—	16,924	126,636	143,560	3,694	16,924	130,330	147,254	(30,070)	6/29/22
Commonwealth Logistics Center in Jacksonville, FL	2	—	8,927	—	8,927	64,604	8,927	64,604	73,531	(3,132)	6/30/22, 10/20/23
County Line Corporate Park II in Hileah, FL	3	(1)	36,050	52,446	88,496	26,602	36,050	79,048	115,098	(16,376)	12/28/22, 5/19/23
Bayport 146 Distribution Center in Seabrook, TX	1	—	6,289	43,317	49,606	8,192	6,289	51,509	57,798	(4,731)	2/21/23
Runway Distribution Center I and II in San Diego, CA	2	—	8,143	48,849	56,992	5,784	8,143	54,633	62,776	(2,690)	7/12/23
Brittmoore Industrial Center in Houston, TX	1	—	1,403	20,885	22,288	5,185	1,403	26,070	27,473	(1,193)	8/16/23
Plainfield Distribution Center I in Indianapolis, IN	1	(1)	2,853	19,539	22,392	26	2,853	19,565	22,418	(2,339)	4/8/24
Plainfield Distribution Center II in Hendricks, IN	1	(1)	6,864	51,297	58,161	51	6,864	51,348	58,212	(5,251)	4/8/24
Baymeadow Commerce Center in Glen Burnie, MD	1	—	5,113	13,353	18,466	86	5,113	13,439	18,552	(1,661)	5/9/24
Nashville Logistics Center in Mt. Juliet, TN	1	—	9,383	44,221	53,604	235	9,383	44,456	53,839	(4,217)	6/27/24
Miami Midway Park in Hialeah, FL	4	—	40,889	105,333	146,222	6,112	40,889	111,445	152,334	(4,057)	10/1/24
Coffee Creek Logistics Center in Sherwood, OR	1	—	3,138	18,655	21,793	(6)	3,138	18,649	21,787	(1,191)	12/16/24
Taunton Distribution Center in Taunton, MA	1	—	7,771	36,632	44,403	—	7,771	36,632	44,403	(1,889)	12/20/24
Philadelphia Commerce Center in Philadelphia, PA	1	—	2,938	8,286	11,224	—	2,938	8,286	11,224	(517)	04/17/25
Creekside Commerce Center I and II in Lockbourne, OH	2	(1)	7,733	48,892	56,625	20	7,733	48,912	56,645	(1,921)	05/13/25
Phoenix Infill Portfolio in Phoenix, AZ	2	(1)	7,605	29,228	36,833	13	7,606	29,240	36,846	(840)	07/30/25
Phoenix Infill Portfolio in Tolleson, AZ	1	(1)	2,468	9,439	11,907	52	2,469	9,490	11,959	(251)	07/30/25
Lexington Valley Drive Industrial Center in Manassas, VA	1	—	6,014	9,728	15,742	9	6,014	9,737	15,751	(237)	08/27/25
Cedardale Logistics Center in Dallas, TX	1	—	10,414	69,717	80,131	—	10,414	69,717	80,131	(1,052)	09/17/25
North by Northwest Portfolio in Houston, TX	6	—	11,724	117,457	129,181	27	11,724	117,484	129,208	(388)	12/11/25
Total	269	$3,213,500	$1,400,293	$6,121,608	$7,521,901	$658,098	$1,397,895	$6,782,104	$8,179,999	$(1,327,376)
_________________________________________________________________
(1)These properties (or certain properties in these portfolios) are encumbered by mortgage notes not allocable to specific properties. See “Note 6 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for more detail regarding our borrowings.
(2)Includes site improvements as well as gross intangible lease assets of $591.4 million. Excludes intangible lease liabilities.
(3)As of December 31, 2025, the aggregate cost for U.S. federal income tax purposes of investments in property was $5.8 billion (unaudited).
(4)See “Note 2 to the Consolidated Financial Statements” in Item 8, “Financial Statements and Supplementary Data” for details of depreciable lives.

(5)A summary of activity for investment in real estate properties is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Investment in real estate properties:
Balance at beginning of period	$7,760,582	$7,504,407	$7,188,151
Acquisition of properties	341,643	365,041	128,886
Improvements	77,774	97,273	187,370
Disposition of properties	—	(206,139)	—
Balance at end of period	$8,179,999	$7,760,582	$7,504,407
Accumulated depreciation and amortization:
Balance at beginning of period	$(1,020,764)	$(750,429)	$(454,273)
Additions charged to costs and expenses	(306,612)	(293,548)	(296,156)
Disposition of properties	—	23,213	—
Balance at end of period	$(1,327,376)	$(1,020,764)	$(750,429)
ITEM 16.       SUMMARY OF FORM 10-K
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2026.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey W. Taylor, Taylor M. Paul and Joshua J. Widoff (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM S. BENJAMIN	Chairman of the Board of Directors	March 5, 2026
William S. Benjamin

/s/ MARSHALL M. BURTON	Director	March 5, 2026
Marshall M. Burton

/s/ CHARLES B. DUKE	Director	March 5, 2026
Charles B. Duke

/s/ MARTIN A EDMONDSON	Director	March 5, 2026
Martin A. Edmondson

/s/ DAVID M. FAZEKAS	Partner, Co-President, and Director	March 5, 2026
David M. Fazekas

/s/ JOHN S. HAGESTAD	Director	March 5, 2026
John S. Hagestad

/s/ STANLEY A. MOORE	Director	March 5, 2026
Stanley A. Moore

/s/ DAWANNA WILLIAMS	Director	March 5, 2026
Dawanna Williams

/s/ JEFFREY W. TAYLOR	Partner, Co-President	March 5, 2026
Jeffrey W. Taylor	(Principal Executive Officer)

/s/ TAYLOR M. PAUL	Managing Director, Chief Financial Officer and Treasurer	March 5, 2026
Taylor M. Paul	(Principal Financial Officer and Principal Accounting Officer)