Form 10-Q
period 2026-06-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2026-08-12
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2026, there were 66,318,693 shares of the registrant’s Class T-R common stock, 17,208,116 shares of the registrant’s Class D-R common stock, 162,427,779 shares of the registrant’s Class I-R common stock, 18,800,241 shares of the registrant’s Class S-PR common stock, 170,876 shares of the registrant’s Class D-PR common stock, and 15,137,491 shares of the registrant’s Class I-PR common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Net investment in real estate properties	$6,903,808	$6,852,623
Investments in unconsolidated joint venture partnerships	16,494	19,647
Investments in real estate debt and securities, at fair value	647,075	693,861
Cash and cash equivalents	31,596	63,037
Restricted cash	12,995	13,281
Derivative instruments	40,395	24,992
DST Program Loans, at fair value	46,158	30,372
Other assets	105,215	100,614
Total assets	$7,803,736	$7,798,427
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$90,775	$76,407
Debt, net	4,707,801	4,709,322
Secured financings on investments in real estate debt securities	46,949	72,584
Intangible lease liabilities, net	45,514	52,230
Financing obligations, at fair value	731,063	494,109
Distribution fees payable to affiliates	141,057	142,465
Other liabilities	79,696	70,396
Total liabilities	5,842,855	5,617,513
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	103,214	102,373
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	2,804	2,772
Additional paid-in capital	3,192,944	3,176,212
Accumulated deficit and distributions	(1,822,292)	(1,641,945)
Accumulated other comprehensive income	11,332	2,097
Total stockholders’ equity	1,384,788	1,539,136
Noncontrolling interests	472,879	539,405
Total equity	1,857,667	2,078,541
Total liabilities and equity	$7,803,736	$7,798,427
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Rental revenues	$145,687	$135,931	$286,402	$269,850
Debt-related income	12,786	10,855	26,114	21,338
Total revenues	158,473	146,786	312,516	291,188
Operating expenses:
Rental expenses	38,678	32,642	76,258	66,853
Real estate-related depreciation and amortization	79,022	73,530	158,331	151,106
General and administrative expenses	4,146	3,794	9,027	8,662
Advisory fees	18,139	16,583	35,805	33,138
Performance participation allocation	11,812	—	11,812	—
Acquisition costs and reimbursements	2,070	614	3,652	1,205
Total operating expenses	153,867	127,163	294,885	260,964
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	16	38	44	14
Interest expense	(74,218)	(67,305)	(144,729)	(137,193)
Loss on financing obligations	(3,858)	(1,485)	(10,406)	(2,320)
(Loss) gain on financial assets	(103)	611	(130)	623
Gain on extinguishment of debt and financing obligations, net	—	41,001	—	40,840
Net gain on sale of real estate property	2,609	—	2,609	—
Other income and expenses	1,152	1,236	1,614	2,901
Total other income (expenses)	(74,402)	(25,904)	(150,998)	(95,135)
Net loss	(69,796)	(6,281)	(133,367)	(64,911)
Net loss attributable to redeemable noncontrolling interests	1,421	138	2,717	1,542
Net loss attributable to noncontrolling interests	17,467	1,380	33,524	11,972
Net loss attributable to common stockholders	$(50,908)	$(4,763)	$(97,126)	$(51,397)
Weighted-average shares outstanding—basic	279,867	273,015	279,230	272,025
Weighted-average shares outstanding—diluted	383,695	360,065	383,476	350,456
Net loss attributable to common stockholders per common share—basic and diluted	$(0.18)	$(0.02)	$(0.35)	$(0.19)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(69,796)	$(6,281)	$(133,367)	$(64,911)
Change from cash flow hedging activities	6,387	(8,218)	12,917	(22,841)
Change from activities related to available-for-sale debt securities	(177)	255	(292)	(260)
Comprehensive loss	(63,586)	(14,244)	(120,742)	(88,012)
Comprehensive loss attributable to redeemable noncontrolling interests	1,295	314	2,460	2,080
Comprehensive loss attributable to noncontrolling interests	15,913	3,129	30,349	16,456
Comprehensive loss attributable to common stockholders	$(46,378)	$(10,801)	$(87,933)	$(69,476)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	271,399	$2,714	$2,947,854	$(1,443,488)	$16,737	$346,004	$1,869,821
Net loss (excludes $138 attributable to redeemable noncontrolling interests)	—	—	—	(4,763)	—	(1,380)	(6,143)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $176 attributable to redeemable noncontrolling interests)	—	—	—	—	(6,038)	(1,749)	(7,787)
Issuance of common stock	7,286	73	94,263	—	—	—	94,336
Share-based compensation, net of cancellations	—	—	619	—	—	—	619
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,494)	—	—	—	(2,494)
Trailing distribution fees	—	—	(2,106)	2,463	—	(15,368)	(15,011)
Redemptions of common stock	(5,295)	(53)	(68,091)	—	—	—	(68,144)
Issuances of OP Units for DST Interests	—	—	—	—	—	234,403	234,403
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $1,195 attributable to redeemable noncontrolling interests)	—	—	—	(40,955)	—	(11,869)	(52,824)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(2,318)	—	—	—	(2,318)
Redemptions of noncontrolling interests	—	—	—	—	—	(22,354)	(22,354)
Reallocation of stockholders' equity and noncontrolling interests	—	—	79,581	—	(786)	(78,795)	—
Balance as of June 30, 2025	273,390	$2,734	$3,047,308	$(1,486,743)	$9,913	$450,082	$2,023,294
FOR THE THREE MONTHS ENDED JUNE 30, 2026
Balance as of March 31, 2026	279,521	$2,795	$3,193,639	$(1,729,659)	$6,773	$509,989	$1,983,537
Net loss (excludes $1,421 attributable to redeemable noncontrolling interests)	—	—	—	(50,908)	—	(17,467)	(68,375)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $126 attributable to redeemable noncontrolling interests)	—	—	—	—	4,530	1,554	6,084
Issuance of common stock	6,009	60	79,805	—	—	—	79,865
Share-based compensation, net of cancellations	—	—	632	—	—	—	632
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,444)	—	—	—	(1,444)
Trailing distribution fees	—	—	(2,119)	2,357	—	471	709
Redemptions of common stock	(5,134)	(51)	(67,814)	—	—	—	(67,865)
Distributions declared (excludes $1,230 attributable to redeemable noncontrolling interests)	—	—	—	(44,082)	—	(15,132)	(59,214)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(3,182)	—	—	—	(3,182)
Redemptions of noncontrolling interests (excludes $699 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(13,080)	(13,080)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(6,573)	—	29	6,544	—
Balance as of June 30, 2026	280,396	$2,804	$3,192,944	$(1,822,292)	$11,332	$472,879	$1,857,667
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110
Net loss (excludes $1,542 attributable to redeemable noncontrolling interests)	—	—	—	(51,397)	—	(11,972)	(63,369)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $538 attributable to redeemable noncontrolling interests)	—	—	—	—	(18,079)	(4,484)	(22,563)
Issuance of common stock	13,619	136	172,337	—	—	—	172,473
Share-based compensation, net of cancellations	(93)	(1)	860	—	—	—	859
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(3,863)	—	—	—	(3,863)
Trailing distribution fees	—	—	(4,087)	4,938	—	(16,029)	(15,178)
Redemptions of common stock	(11,110)	(111)	(142,074)	—	—	—	(142,185)
Issuances of OP Units for DST Interests	—	—	—	—	—	234,403	234,403
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $2,418 attributable to redeemable noncontrolling interests)	—	—	—	(81,605)	—	(21,112)	(102,717)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(5,512)	—	—	—	(5,512)
Redemptions of noncontrolling interests (excludes $3,063 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(22,354)	(22,354)
Reallocation of stockholders' equity and noncontrolling interests	—	—	79,432	—	(781)	(78,651)	—
Balance as of June 30, 2025	273,390	$2,734	$3,047,308	$(1,486,743)	$9,913	$450,082	$2,023,294
FOR THE SIX MONTHS ENDED JUNE 30, 2026
Balance as of December 31, 2025	277,170	$2,772	$3,176,212	$(1,641,945)	$2,097	$539,405	$2,078,541
Net loss (excludes $2,717 attributable to redeemable noncontrolling interests)	—	—	—	(97,126)	—	(33,524)	(130,650)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $257 attributable to redeemable noncontrolling interests)	—	—	—	—	9,193	3,175	12,368
Issuance of common stock	12,103	121	156,992	—	—	—	157,113
Share-based compensation, net of cancellations	(74)	(1)	1,084	—	—	—	1,083
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(2,952)	—	—	—	(2,952)
Trailing distribution fees	—	—	(4,053)	4,734	—	727	1,408
Redemptions of common stock	(8,803)	(88)	(115,956)	—	—	—	(116,044)
Issuances of OP Units for DST Interests	—	—	—	—	—	—	—
Transfer of OP Units	—	—	—	—	—	—	—
Distributions declared (excludes $2,462 attributable to redeemable noncontrolling interests)	—	—	—	(87,955)	—	(30,386)	(118,341)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(6,462)	—	—	—	(6,462)
Redemptions of noncontrolling interests (excludes $699 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(18,397)	(18,397)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(11,921)	—	42	11,879	—
Balance as of June 30, 2026	280,396	$2,804	$3,192,944	$(1,822,292)	$11,332	$472,879	$1,857,667
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net loss	$(133,367)	$(64,911)
Adjustments to reconcile net loss to net cash provided by operating activities:
Real estate-related depreciation and amortization	158,331	151,106
Amortization of deferred financing costs	9,133	8,414
Equity in income from unconsolidated joint venture partnerships	(44)	(14)
Loss on changes in fair value of interest rate caps	112	4,721
Amortization of interest rate cap premiums	13,951	9,085
Loss on financing obligations	10,406	2,320
Paid-in-kind interest on borrowings, net of repayments	—	277
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(8,201)	(6,659)
Unrealized loss on DST Program Loans	130	—
Performance participation allocation	11,812	—
Straight-line rent and amortization of above- and below-market leases	(12,522)	(16,440)
Gain on extinguishment of debt and financing obligations, net	—	(40,840)
Net gain on sale of real estate property	(2,609)	—
Other	2,929	3,991
Changes in operating assets and liabilities
Other assets, accounts payable and accrued liabilities and other liabilities	5,340	(3,317)
Net cash provided by operating activities	55,401	47,733
Investing activities:
Real estate acquisitions	(180,977)	(65,269)
Proceeds from disposition of real estate properties	17,838	—
Capital expenditures	(28,458)	(41,517)
Investments in debt-related investments	(29,767)	(47,257)
Investments in unconsolidated joint venture partnerships	(180)	(1,753)
Distributions from joint venture partnerships	3,377	5,702
Collection of principal on available-for-sale debt securities	34,951	4,588
Collection of principal on debt-related investments	49,864	96,736
Disbursement of escrows and reserves for debt-related investments, net	(390)	—
Other	15	—
Net cash (used in) investing activities	(133,727)	(48,770)
Financing activities:
Proceeds from line of credit	600,000	361,284
Repayments of line of credit	(620,000)	(711,284)
Proceeds from term loan	—	109,000
Repayments of term loan	—	(109,000)
Net repayments of secured funding agreement	(25,635)	(9,228)
Proceeds from mortgage note	—	563,955
Repayments of mortgage note	—	(120,085)
Debt issuance costs paid	(410)	(25,574)
Interest rate cap premiums	(16,616)	(18,653)
Proceeds from issuance of common stock, net	109,878	128,708
Proceeds from financing obligations, net	210,662	88,759
Offering costs paid in connection with issuance of common stock and private placements	(2,691)	(2,004)
Cash payout of DST Interests	—	(3,567)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(63,726)	(52,372)
Distribution fees paid to affiliates	(9,494)	(8,363)
Redemptions of common stock	(116,044)	(142,185)
Redemptions of redeemable noncontrolling interests and noncontrolling interests	(18,342)	(24,919)
Other	(983)	(1,195)
Net cash provided by financing activities	46,599	23,277
Net (decrease) increase in cash, cash equivalents and restricted cash	(31,727)	22,240
Cash, cash equivalents and restricted cash, at beginning of period	76,318	28,797
Cash, cash equivalents and restricted cash, at end of period	$44,591	$51,037
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
Reclassifications
Certain items in our condensed consolidated statements of operations for the six months ended June 30, 2025 have been reclassified to conform to the 2026 presentation.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
As of June 30, 2026 and December 31, 2025, our consolidated investment in real estate properties consisted of 276 and 269 industrial buildings, respectively. Additionally, investment in real estate properties included one building under construction as of December 31, 2025. We did not have any buildings under construction as of June 30, 2026.
The following table summarizes our consolidated investments in real properties:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Land	$1,415,121	$1,397,895
Building and improvements	6,311,452	6,152,773
Intangible lease assets	619,887	591,393
Construction in progress	39,637	37,938
Investment in real estate properties	8,386,097	8,179,999
Less accumulated depreciation and amortization	(1,482,289)	(1,327,376)
Net investment in real estate properties	$6,903,808	$6,852,623

Acquisitions
During the six months ended June 30, 2026, we acquired 100% of the following properties, which were determined to be asset acquisitions:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2026 Acquisitions
1 North Avenue DC (2)	3/25/2026	1	$26,761
Project Rotator Portfolio	5/5/2026	6	167,112
Total Acquisitions		7	$193,873
____________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)Includes debt assumed at fair value as of the acquisition date of $11.2 million, with a principal amount of $11.2 million.

During the six months ended June 30, 2026, we allocated the purchase price of our acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

(in thousands)	For the Six Months Ended June 30, 2026
Land	$21,971
Building and improvements	153,573
Intangible lease assets	19,499
Above-market lease assets	859
Below-market lease liabilities	(2,029)
Total purchase price (1)	$193,873
____________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the six months ended June 30, 2026, as of the respective date of each acquisition, was 4.6 years.
Dispositions
During the six months ended June 30, 2026, we sold one industrial building for net proceeds of $17.8 million. We recorded a net gain on sale of $2.6 million. We did not sell any buildings during the six months ended June 30, 2025.
Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of June 30, 2026 and December 31, 2025 included the following:

	As of June 30, 2026			As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$605,439	$(403,701)	$201,738	$577,804	$(371,628)	$206,176
Above-market lease assets (1)	14,448	(9,730)	4,718	13,589	(8,976)	4,613
Below-market lease liabilities	(143,580)	98,066	(45,514)	(142,531)	90,301	(52,230)
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,852	$4,672	$4,531	$7,601
Above-market lease amortization	(390)	(414)	(754)	(832)
Below-market lease amortization	4,561	3,974	8,745	9,671
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$63,226	$57,944	$125,433	$118,370
Intangible lease asset amortization	15,796	15,586	32,898	32,736
3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The following table summarizes our investments in unconsolidated joint venture partnerships, which consist of Build-To-Core Industrial Partnership II Tranche B LP (the “BTC II B Partnership”) and Ares QR Industrial Partnership III LP (the “QR III Partnership”) (together, the “JV Partnerships”) as of June 30, 2026 and December 31, 2025:

	Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
BTC II B Partnership	8%	8%	$16,248	$19,571
QR III Partnership	8	8	246	76
			$16,494	$19,647

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of June 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value	Outstanding Principal	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of June 30, 2026
Senior loans, carried at fair value	$447,379	$447,379	7.6%	1.1
Mezzanine loans, carried at fair value	132,000	132,000	8.7	1.4
Total debt-related investments	$579,379	$579,379	7.8%	1.2

As of December 31, 2025
Senior loans, carried at fair value	$459,275	$459,275	7.8%	1.7
Mezzanine loans, carried at fair value	132,000	132,000	8.7	1.9
Total debt-related investments	$591,275	$591,275	8.0%	1.7
During the six months ended June 30, 2026 and 2025, we received $49.9 million of principal repayments on one senior loan debt-related investment, and $96.7 million of principal repayments on two senior loan debt-related investments, respectively.

Available-for-Sale Debt Securities
As of June 30, 2026 and December 31, 2025, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.7 years as of each of June 30, 2026 and December 31, 2025. There were no credit losses associated with our available-for-sale debt securities as of June 30, 2026 or December 31, 2025. The following table summarizes our investments in available-for-sale debt securities as of June 30, 2026 and December 31, 2025:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of June 30, 2026	$67,623	$67,484	$139	$212	$67,696
As of December 31, 2025	$102,574	$102,082	$492	$504	$102,586
____________________________________________________
(1)Face amount is presented net of repayments.
(2)Represents cumulative unrealized gain (loss) beginning from acquisition date.
5. DEBT AND SECURED FINANCINGS
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of		Maturity Date	Balance as of
($ in thousands)	June 30, 2026	December 31, 2025		June 30, 2026	December 31, 2025
Line of credit (1)	5.20%	5.11%	March 2029	$368,000	$388,000
Term loan (2)	3.85	3.85	March 2027	550,000	550,000
Term loan (3)	3.39	3.40	March 2028	600,000	600,000
Fixed-rate mortgage notes (4)	4.25	4.24	July 2026 - January 2033	1,453,550	1,442,350
Floating-rate mortgage notes (5)	4.88	4.85	July 2026 - April 2027	1,771,150	1,771,150
Total principal amount / weighted-average (6)	4.40%	4.39%		$4,742,700	$4,751,500
Less unamortized debt issuance costs				(34,937)	(42,230)
Add unamortized mark-to-market adjustment on assumed debt				38	52
Total debt, net				$4,707,801	$4,709,322
Gross book value of properties encumbered by debt				$5,038,007	$4,998,919
____________________________________________________
(1)The effective interest rate is calculated based on either: (i) the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.0%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of June 30, 2026, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $632.0 million.
(2)The effective interest rate is calculated based on either (i) Term SOFR plus an adjustment between 10 and 25 basis points, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and interest rate cap agreements on $250.0 million of borrowings under the term loan. As of June 30, 2026, total commitments for the term loan were $550.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.

(3)The effective interest rate is calculated based on either (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300.0 million of borrowings and an interest rate cap agreement on $300.0 million of borrowings under the term loan. As of June 30, 2026, total commitments for the term loan were $600.0 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)Interest rates range from 2.85% to 6.09%, including the effect of an interest rate swap agreement that fixes Term SOFR for $367.8 million of borrowings. As of June 30, 2026, borrowings under a $300.0 million mortgage note amounted to $279.6 million, and borrowings under a $222.3 million mortgage note amounted to $204.0 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)The effective interest rates are calculated based on either Term SOFR or Adjusted Term SOFR plus a margin ranging from 1.50% to 2.33% and include the effects of interest rate cap agreements.
(6)The weighted-average remaining term of our consolidated debt was approximately 1.4 years as of June 30, 2026, excluding any extension options on the line of credit, term loans, and certain of our mortgage notes.
For the three months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $60.5 million and $55.2 million, respectively, including $7.8 million and $5.2 million, respectively, related to the amortization of our interest rate cap premiums. For the six months ended June 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $119.2 million and $110.3 million, respectively, including $14.0 million and $9.3 million, respectively, related to amortization of our interest rate cap premiums. For the three months ended June 30, 2026 and 2025, the amount of interest capitalized was $0.2 million and $0.9 million, respectively, and for the six months ended June 30, 2026 and 2025, the amount of interest capitalized was $0.5 million and $1.8 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).
As of June 30, 2026, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2026	$—	$—	$1,167,080	$1,167,080
2027	—	550,000	1,305,650	1,855,650
2028	—	600,000	—	600,000
2029	368,000	—	461,140	829,140
2030	—	—	11,200	11,200
Thereafter	—	—	279,630	279,630
Total principal payments	$368,000	$1,150,000	$3,224,700	$4,742,700
____________________________________________________
(1)The line of credit matures in March 2029 and the term may be extended pursuant to a one-year extension option subject to certain conditions.
(2)The $600.0 million term loan matures in March 2028 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)With respect to our mortgage notes, in July 2026 we extended the term of our $367.8 million mortgage note from July 2026 to July 2027, with no further options to extend the term. Additionally, in July 2026 we extended the term of our $590.0 million mortgage note from July 2026 to July 2027, which may be further extended pursuant to two one-year extension options, subject to certain conditions. Our $563.9 million mortgage note that matures in April 2027 may be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of a $222.3 million mortgage note with borrowings of $204.0 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

We expect to address these scheduled maturities through refinancing, extensions, or other available sources of liquidity.

Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of June 30, 2026.
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
As of June 30, 2026, we had $46.9 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $67.7 million. As of December 31, 2025, we had $72.6 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $102.6 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.80% to 1.20%. For the three months ended June 30, 2026 and 2025, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $0.7 million and $1.3 million, respectively. For the six months ended June 30, 2026 and 2025, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $1.5 million and $2.5 million, respectively. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.
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
During the next 12 months, we estimate that approximately $12.2 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

($ in thousands)	Number of Contracts	Current Notional Amount	Balance Sheet Location	Fair Value
As of June 30, 2026
Interest rate swaps designated as cash flow hedges	9	$967,830	Derivative instruments	$11,665
Interest rate caps designated as cash flow hedges	13	2,261,900	Derivative instruments	28,730
Total derivative instruments	22	$3,229,730		$40,395
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$9,087
Interest rate caps not designated as cash flow hedges	1	408,000	Derivative instruments	112
Interest rate caps designated as cash flow hedges	12	1,728,900	Derivative instruments	15,793
Total derivative instruments	25	$3,329,730		$24,992
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$7,487	$(1,890)	$16,895	$(10,978)
Amount reclassified from AOCI as a decrease in interest expense	(1,100)	(6,328)	(3,978)	(11,863)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(74,218)	(67,305)	(144,729)	(137,193)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized loss on derivative instruments recognized in other income (expenses) (1)	$—	$(2,104)	$(112)	$(4,721)
Realized gain on derivative instruments recognized in other income (expenses) (2)	—	2,715	112	5,344
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

The following table summarizes our DST Program Loans as of June 30, 2026 and December 31, 2025:

($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of June 30, 2026
DST Program Loans, carried at fair value	$46,288	$(130)	$46,158	6.3%	9.0
Total	$46,288	$(130)	$46,158	6.3%	9.0
As of December 31, 2025
DST Program Loans, carried at fair value	$30,372	$—	$30,372	6.5%	9.1
Total	$30,372	$—	$30,372	6.5%	9.1
____________________________________________________
(1)Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.
The following table summarizes our financing obligations as of June 30, 2026 and December 31, 2025:

($ in thousands)	DST Interests Sold, Net (1)	Unrealized Loss, Net (2)	Book Value
As of June 30, 2026
Financing obligations, carried at fair value	$713,207	$17,856	$731,063
Total	$713,207	$17,856	$731,063
As of December 31, 2025
Financing obligations, carried at fair value	$486,659	$7,450	$494,109
Total	$486,659	$7,450	$494,109
____________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.
The following table presents our DST Program activity for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
DST Interests sold	$65,804	$43,503	$230,642	$93,944
DST Interests financed by DST Program Loans	6,164	2,150	15,916	3,499
Unrealized loss on DST Program Loans (1)	(103)	—	(130)	—
Unrealized loss on financing obligations (2)	(3,858)	(1,485)	(10,406)	(2,320)
Income earned from DST Program Loans (3)	706	1,030	1,234	2,582
Gain on extinguishment of financing obligations (4)	—	42,750	—	42,750
Rent obligation incurred under master lease agreements (5)	8,552	7,285	15,338	17,633
____________________________________________________
(1)Included in loss (gain) on financial assets on the condensed consolidated statements of operations.
(2)Included in loss on financing obligations on the condensed consolidated statements of operations.
(3)Included in other income and expenses on the condensed consolidated statements of operations.
(4)Included in gain on extinguishment of debt and financing obligations, net on the consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT (as defined below) structure.
(5)Included in interest expense on the condensed consolidated statements of operations.

We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. During the six months ended June 30, 2026, we did not issue any OP Units in exchange for DST Interests. During the six months ended June 30, 2025, 18.2 million OP Units were issued in exchange for DST Interests for a net investment of $234.4 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. In addition, we paid $3.6 million in cash in exchange for DST Interests during the six months ended June 30, 2025. We did not pay any cash in exchange for DST Interests during the six months ended June 30, 2026.
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
Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of June 30, 2026
Assets
Derivative instruments	$—	$40,395	$—	$40,395
Available-for-sale debt securities	—	67,696	—	67,696
Debt-related investments	—	—	579,379	579,379
DST Program Loans	—	—	46,158	46,158
Total assets measured at fair value	$—	$108,091	$625,537	$733,628
Liabilities
Financing obligations	$—	$—	$731,063	$731,063
Total liabilities measured at fair value	$—	$—	$731,063	$731,063
As of December 31, 2025
Assets
Derivative instruments	$—	$24,992	$—	$24,992
Available-for-sale debt securities	—	102,586	—	102,586
Debt-related investments	—	—	591,275	591,275
DST Program Loans	—	—	30,372	30,372
Total assets measured at fair value	$—	$127,578	$621,647	$749,225
Liabilities
Financing obligations	$—	$—	$494,109	$494,109
Total liabilities measured at fair value	$—	$—	$494,109	$494,109
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
The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2026 and 2025:

(in thousands)	DST Program Loans	Debt-related investments	Total
Balance as of December 31, 2024	$13,892	$388,662	$402,554
Purchases and contributions	3,499	47,273	50,772
Repayments of principal	—	(96,736)	(96,736)
Paid-in-kind interest, net of repayments	—	6,659	6,659
Balance as of June 30, 2025	$17,391	$345,858	$363,249

Balance as of December 31, 2025	$30,372	$591,275	$621,647
Purchases and contributions	15,916	29,767	45,683
Unrealized loss on financial assets	(130)	—	(130)
Repayments of principal	—	(49,864)	(49,864)
Paid-in-kind interest, net of repayments	—	8,201	8,201
Balance as of June 30, 2026	$46,158	$579,379	$625,537

The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the six months ended June 30, 2026 and 2025:

(in thousands)	Financing Obligations
Balance as of December 31, 2024	$239,982
DST Interests sold, net of upfront fees	92,258
Unrealized loss on financing obligations	2,320
Balance as of June 30, 2025	$334,560

Balance as of December 31, 2025	$494,109
DST Interests sold, net of upfront fees	226,548
Unrealized loss on financing obligations	10,406
Balance as of June 30, 2026	$731,063
The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact to Valuation from an Increase to Input
As of June 30, 2026
Assets:
Debt-related investments	$579,379	Yield Method	Market Yield	Decrease
DST Program Loans	46,158	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$731,063	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
As of December 31, 2025
Assets:
Debt-related investments	$591,275	Yield Method	Market Yield	Decrease
DST Program Loans	30,372	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$494,109	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease

Financial Liabilities Not Measured At Fair Value
As of June 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of June 30, 2026		As of December 31, 2025
(in thousands)	Level in Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities:
Line of credit	3	$368,000	$368,000	$388,000	$388,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	3,224,700	3,173,744	3,213,500	3,178,163
Secured financings on investments in real estate debt securities	3	46,949	46,949	72,584	72,584
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
8. STOCKHOLDERS’ EQUITY
Securities Offerings
During the six months ended June 30, 2026, we raised gross proceeds of approximately $157.1 million from the sale of approximately 11.9 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan (“DRIP”) of approximately $46.6 million.
Common Stock
The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026		December 31, 2025
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	67,277	200,000	73,828
Class D-R, $0.01 par value per share	75,000	17,361	75,000	17,892
Class I-R, $0.01 par value per share	200,000	163,181	200,000	161,217
Class S-PR, $0.01 par value per share	425,000	18,156	425,000	14,133
Class D-PR, $0.01 par value per share	175,000	146	175,000	83
Class I-PR, $0.01 par value per share	425,000	14,275	425,000	10,017

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T-R Shares	Class D-R Shares	Class I-R Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
FOR THE THREE MONTHS ENDED JUNE 30, 2025
Balance as of March 31, 2025	86,020	18,603	157,580	6,144	19	3,033	271,399
Issuance of common stock:
Primary shares	—	—	—	3,014	2	2,613	5,629
DRIP	483	114	1,002	36	—	29	1,664
Stock grants, net of cancellations	—	—	—	—	—	—	—
Redemptions	(2,204)	(341)	(2,717)	—	—	(33)	(5,295)
Conversions	(2,869)	(10)	2,879	(250)	—	250	—
Forfeitures	—	—	(7)	—	—	—	(7)
Balance as of June 30, 2025	81,430	18,366	158,737	8,944	21	5,892	273,390
FOR THE THREE MONTHS ENDED JUNE 30, 2026
Balance as of March 31, 2026	71,276	17,717	162,124	16,019	103	12,282	279,521
Issuance of common stock:
Primary shares	—	—	—	2,280	43	1,929	4,252
DRIP	414	110	1,049	107	—	85	1,765
Stock grants, net of cancellations	—	—	—	—	—	—	—
Redemptions	(1,379)	(424)	(3,060)	(250)	—	(21)	(5,134)
Conversions	(3,034)	(42)	3,076	—	—	—	—
Forfeitures	—	—	(8)	—	—	—	(8)
Balance as of June 30, 2026	67,277	17,361	163,181	18,156	146	14,275	280,396
FOR THE SIX MONTHS ENDED JUNE 30, 2025
Balance as of December 31, 2024 (1)	92,626	18,850	154,731	3,451	—	1,316	270,974
Issuance of common stock:
Primary shares	—	—	—	5,794	25	4,224	10,043
DRIP	1,016	231	2,008	54	—	40	3,349
Stock grants, net of cancellations	—	—	144	—	—	—	144
Redemptions	(4,669)	(700)	(5,694)	(14)	—	(33)	(11,110)
Conversions	(7,543)	(15)	7,558	(341)	(4)	345	—
Forfeitures	—	—	(10)	—	—	—	(10)
Balance as of June 30, 2025	81,430	18,366	158,737	8,944	21	5,892	273,390
FOR THE SIX MONTHS ENDED JUNE 30, 2026
Balance as of December 31, 2025	73,828	17,892	161,217	14,133	83	10,017	277,170
Issuance of common stock:
Primary shares	—	—	—	4,091	63	4,180	8,334
DRIP	852	224	2,100	202	1	161	3,540
Stock grants, net of cancellations	—	—	163	—	—	—	163
Redemptions	(2,414)	(667)	(5,368)	(270)	(1)	(83)	(8,803)
Conversions	(4,989)	(88)	5,077	—	—	—	—
Forfeitures	—	—	(8)	—	—	—	(8)
Balance as of June 30, 2026	67,277	17,361	163,181	18,156	146	14,275	280,396
____________________________________________________
(1)There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2026
June 30	$0.15750	$18,361	$16,362	$23,364	$2,357	$60,444
March 31	0.15750	18,134	16,486	23,362	2,377	60,359
Total	$0.31500	$36,495	$32,848	$46,726	$4,734	$120,803
2025
December 31	$0.15750	$17,955	$14,528	$23,148	$2,426	$58,057
September 30	0.15750	17,870	13,558	22,862	2,443	56,733
June 30	0.15000	17,018	13,064	21,474	2,463	54,019
March 31	0.15000	16,726	10,466	21,449	2,475	51,116
Total	$0.61500	$69,569	$51,616	$88,933	$9,807	$219,925
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
Redemptions
Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders:

	For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025
Number of shares redeemed	8,803	11,110
Aggregate dollar amount of shares redeemed	$116,044	$142,185
Average redemption price per share	$13.18	$12.80
9. REDEEMABLE NONCONTROLLING INTERESTS
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.

The following table summarizes the redeemable noncontrolling interests activity for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$102,373	7,819	$105,492	8,227
Distributions to redeemable noncontrolling interests	(2,462)	—	(2,418)	—
Redemptions of redeemable noncontrolling interests	(699)	(53)	(3,063)	(239)
Transfer of redeemable noncontrolling interests	—	—	(1,190)	(92)
Net loss attributable to redeemable noncontrolling interests	(2,717)	—	(1,542)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	257	—	(538)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	6,462	—	5,512	—
Ending balance	$103,214	7,766	$102,253	7,896
____________________________________________________
(1)Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value as of June 30, 2026 and 2025.
10. NONCONTROLLING INTERESTS
Third Party Investor OP Units
As of June 30, 2026 and December 31, 2025, the Operating Partnership had issued OP Units to third-party investors (which excludes interests held by redeemable noncontrolling interest holders), representing 24.9% and 25.4%, respectively, of limited partnership interests. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Balance at beginning of the period	97,082	61,558
Issuance of units	—	18,244
Transfer of units	—	92
Redemption of units	(1,392)	(1,733)
Balance at end of the period	95,690	78,161
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current net asset value (“NAV”) per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the six months ended June 30, 2026 and 2025, the aggregate amount of OP Units redeemed was $18.4 million and $22.4 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of June 30, 2026 and December 31, 2025 was $1.3 billion and $1.3 billion (unaudited), respectively.

11. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Payable as of
(in thousands)	2026	2025	2026	2025	June 30, 2026	December 31, 2025
Selling commissions and dealer manager fees (1)	$314	$471	$586	$877	$—	$—
Ongoing distribution fees (1)(2)	4,711	4,426	9,428	8,420	(1,553)	(1,619)
Advisory fee—fixed component	18,139	16,583	35,805	33,138	(6,076)	(5,746)
Performance participation allocation	11,812	—	11,812	—	(11,812)	—
Other fees and expense reimbursements (3)(4)	3,358	3,504	7,093	6,987	(7,211)	(6,478)
Property management fee (5)	3,411	1,450	6,274	2,406	(1,212)	(833)
DST Program selling commissions, dealer manager fees and distribution fees (1)	756	620	2,159	1,406	(388)	(360)
Other DST Program related costs (4)	946	615	3,067	1,354	(139)	(104)
Development fees (6)	6	79	104	211	(6)	(644)
Total	$43,453	$27,748	$76,328	$54,799	$(28,397)	$(15,784)
____________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were approximately $141.1 million and $142.5 million as of June 30, 2026 and December 31, 2025, respectively.
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
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred approximately $3.1 million and $3.1 million for the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $6.5 million for the six months ended June 30, 2026 and 2025, respectively, for such compensation expenses reimbursable to the Advisor.

12. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net loss attributable to common stockholders—basic	$(50,908)	$(4,763)	$(97,126)	$(51,397)
Net loss attributable to redeemable noncontrolling interests	(1,421)	(138)	(2,717)	(1,542)
Net loss attributable to noncontrolling interests	(17,467)	(1,380)	(33,524)	(11,972)
Net loss attributable to common stockholders—diluted	$(69,796)	$(6,281)	$(133,367)	$(64,911)
Weighted-average shares outstanding—basic	279,867	273,015	279,230	272,025
Incremental weighted-average shares outstanding—diluted	103,828	87,050	104,246	78,431
Weighted-average shares outstanding—diluted	383,695	360,065	383,476	350,456
Net loss per share attributable to common stockholders:
Basic	$(0.18)	$(0.02)	$(0.35)	$(0.19)
Diluted	$(0.18)	$(0.02)	$(0.35)	$(0.19)
13. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities is as follows:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$46,648	$42,889
Increase in DST Program Loans receivable through sale of DST Interests	15,916	3,499
Issuances of OP Units for DST Interests	—	234,403
(Decrease) increase in distribution fees payable to affiliates	(1,408)	15,178
Increase in accrued capital expenditures	1,615	538
Non-cash selling commissions and dealer manager fees	586	877
Mortgage notes assumed on real estate acquisition at fair value	11,200	—
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

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Beginning of period:
Cash and cash equivalents	$63,037	$25,148
Restricted cash	13,281	3,649
Cash, cash equivalents and restricted cash	$76,318	$28,797
End of period:
Cash and cash equivalents	$31,596	$41,281
Restricted cash	12,995	9,756
Cash, cash equivalents and restricted cash	$44,591	$51,037
14. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2026, we and our subsidiaries were not involved in any material legal proceedings.
Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of June 30, 2026.
Unfunded Commitments
As of June 30, 2026, we had unfunded commitments of $158.6 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
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

The following table reflects our total consolidated assets by segment as of June 30, 2026 and December 31, 2025:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Assets:
Industrial real estate	$7,661,240	$7,651,472
Total segment assets	7,661,240	7,651,472
Corporate	142,496	146,955
Total assets	$7,803,736	$7,798,427

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
The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss attributable to common stockholders	$(50,908)	$(4,763)	$(97,126)	$(51,397)
Real estate-related depreciation and amortization	79,022	73,530	158,331	151,106
General and administrative expenses	4,146	3,794	9,027	8,662
Advisory fees	18,139	16,583	35,805	33,138
Performance participation allocation	11,812	—	11,812	—
Acquisition costs and reimbursements	2,070	614	3,652	1,205
Equity in income from unconsolidated joint venture partnerships	(16)	(38)	(44)	(14)
Interest expense	74,218	67,305	144,729	137,193
Loss on financing obligations	3,858	1,485	10,406	2,320
Loss (gain) on financial assets	103	(611)	130	(623)
Gain on extinguishment of debt and financing obligations, net	—	(41,001)	—	(40,840)
Net gain on sale of real estate property	(2,609)	—	(2,609)	—
Other income and expenses	(1,152)	(1,236)	(1,614)	(2,901)
Net loss attributable to redeemable noncontrolling interests	(1,421)	(138)	(2,717)	(1,542)
Net loss attributable to noncontrolling interests	(17,467)	(1,380)	(33,524)	(11,972)
Net operating income	$119,795	$114,144	$236,258	$224,335

The following table sets forth consolidated financial results for the industrial real estate segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Rental revenues	$145,687	$135,931	$286,402	$269,850
Debt-related income	12,786	10,855	26,114	21,338
Rental expenses	(38,678)	(32,642)	(76,258)	(66,853)
Net operating income	$119,795	$114,144	$236,258	$224,335

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
We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the six months ended June 30, 2026, we raised gross proceeds of approximately $157.1 million from the sale of approximately 11.9 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. During the six months ended June 30, 2026, we sold $230.6 million of gross interests related to the DST Program, $15.9 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.
As of June 30, 2026, we directly owned and managed a real estate portfolio that included 276 industrial buildings totaling approximately 58 million square feet located in 31 markets throughout the U.S., with 442 customers, and was 88% occupied (89% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.7 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of June 30, 2026, our real estate portfolio included:
•274 industrial buildings totaling approximately 58 million square feet comprised our operating portfolio, which includes stabilized properties, and was 89% occupied (89% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.7 years; and
•Two industrial buildings totaling approximately 200 thousand square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.
As of both June 30, 2026 and December 31, 2025, we owned and managed one industrial building and three buildings that were in the pre-construction phase through our joint venture partnerships. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.

As of June 30, 2026, we had debt security investments designated as available-for-sale debt securities with a fair value of $67.7 million and a cumulative unrealized gain of $0.2 million from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.7 years as of June 30, 2026.
As of June 30, 2026, we had seven debt-related investments comprised of floating-rate senior and mezzanine loans with an aggregate current commitment of $702.7 million, with a weighted-average remaining term of 1.2 years and a weighted-average interest rate of 7.8%, calculated based on Term SOFR plus a weighted-average margin of 4.2%. As of June 30, 2026, the outstanding principal amount and fair value were both $579.4 million.
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

However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $10.0 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $8.2 billion, representing a difference of approximately $1.7 billion, or 20.9%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and the Advisor and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of June 30, 2026 and December 31, 2025:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Investments in industrial properties	$9,965,200	$9,573,550
Investments in unconsolidated joint venture partnerships	9,770	14,265
Investments in real estate debt and securities	647,075	693,861
DST Program Loans	46,158	30,372
Total investments	10,668,203	10,312,048
Cash and cash equivalents	31,596	63,037
Restricted cash	12,995	13,281
Other assets	83,229	87,902
Line of credit, term loans and mortgage notes	(4,742,738)	(4,751,552)
Secured financings on investments in real estate debt securities	(46,949)	(72,584)
Financing obligations associated with our DST Program	(731,063)	(494,109)
Other liabilities	(153,114)	(141,279)
Accrued performance participation allocation	(11,812)	—
Accrued fixed component of advisory fee	(6,076)	(5,746)
Aggregate Fund NAV	$5,104,271	$5,010,998
Total Fund Interests outstanding	383,487	381,727
The following table sets forth the NAV per Fund Interest as of June 30, 2026:

(in thousands, except per Fund		Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR
Interest data)	Total	Shares	Shares	Shares (1)	Shares	Shares	Shares	OP Units
As of June 30, 2026
Monthly NAV	$5,104,271	$895,472	$231,074	$2,167,102	$241,666	$1,946	$190,004	$1,377,007
Fund Interests outstanding	383,487	67,277	17,361	162,816	18,156	146	14,275	103,456
NAV Per Fund Interest	$13.3101	$13.3101	$13.3101	$13.3101	$13.3101	$13.3101	$13.3101	$13.3101
____________________________________________________
(1) Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of June 30, 2026, we estimated approximately $141.1 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of June 30, 2026, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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
Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of June 30, 2026, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of June 30, 2026 was $65.6 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $65.6 million, or $0.17 per share, not taking into account all of the other items that impact our monthly NAV, as of June 30, 2026.
Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2026:

(in thousands)	As of June 30, 2026
Total stockholders’ equity	$1,384,788
Noncontrolling interests	472,879
Total equity under GAAP	1,857,667

Adjustments:
Accrued distribution fee (1)	141,057
Redeemable noncontrolling interests (2)	103,214
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,722,683
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(6,724)
Accumulated depreciation and amortization (5)	1,384,223
Other adjustments (6)	(97,849)
Aggregate Fund NAV	$5,104,271
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
Performance
Our NAV increased from $13.13 per share as of December 31, 2025 to $13.31 per share as of June 30, 2026. The increase in NAV was primarily driven by the performance of our real estate portfolio with continued rent growth and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
As of June 30, 2026	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.80)%	(1.22)%	1.96%	(0.37)%	7.56%	6.96%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.36)%	(0.41)%	2.38%	(1.29)%	7.79%	7.03%
Difference	(0.44)%	(0.81)%	(0.42)%	0.92%	(0.23)%	(0.07)%

Class T-R Share Total Return (without Sales Charge) (3)	1.78%	3.44%	6.76%	1.17%	8.55%	7.53%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.24%	4.28%	7.21%	0.24%	8.79%	7.60%
Difference	(0.46)%	(0.84)%	(0.45)%	0.93%	(0.24)%	(0.07)%

Class D-R Share Total Return (3)	1.92%	3.72%	7.36%	1.74%	9.14%	8.33%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.38%	4.56%	7.80%	0.80%	9.38%	8.41%
Difference	(0.46)%	(0.84)%	(0.44)%	0.94%	(0.24)%	(0.08)%

Class I-R Share Total Return (3)	1.97%	3.83%	7.60%	1.97%	9.42%	8.47%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.44%	4.68%	8.04%	1.04%	9.66%	8.54%
Difference	(0.47)%	(0.85)%	(0.44)%	0.93%	(0.24)%	(0.07)%

Class S-PR Share Total Return (with Sales Charge) (3)	(2.82)%	(1.25)%	1.89%	n/a	n/a	4.45%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.38)%	(0.45)%	2.31%	n/a	n/a	3.96%
Difference	(0.44)%	(0.80)%	(0.42)%	n/a	n/a	0.49%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
As of June 30, 2026	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (without Sales Charge) (3)	1.76%	3.40%	6.69%	n/a	n/a	7.13%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.22%	4.24%	7.13%	n/a	n/a	6.62%
Difference	(0.46)%	(0.84)%	(0.44)%	n/a	n/a	0.51%

Class D-PR Share Total Return (with Sales Charge) (3)	0.38%	2.15%	5.72%	n/a	n/a	6.81%
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.84%	2.98%	6.49%	n/a	n/a	5.09%
Difference	(0.46)%	(0.83)%	(0.77)%	n/a	n/a	1.72%

Class D-PR Share Total Return (without Sales Charge) (3)	1.91%	3.71%	7.33%	n/a	n/a	7.90%
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.37%	4.55%	8.12%	n/a	n/a	5.97%
Difference	(0.46)%	(0.84)%	(0.79)%	n/a	n/a	1.93%

Class I-PR Share Total Return (3)	1.97%	3.83%	7.60%	n/a	n/a	8.04%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	2.44%	4.68%	8.04%	n/a	n/a	7.53%
Difference	(0.47)%	(0.85)%	(0.44)%	n/a	n/a	0.51%
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
During the second quarter of 2026, the U.S. economy continued to expand, supported by continued consumer spending with moderating expectations for U.S. gross domestic product growth and low levels of unemployment amidst heightened geopolitical tensions. During this time, the commercial real estate market exhibited stable to moderating conditions. Specifically, industrial property transaction volumes increased in the second quarter while broad market indices demonstrated flat to increasing commercial real estate values.
Aiding valuations, new construction starts remained near or at 10-year lows across industrial properties and lending markets remained supportive given increased activity from capital markets and banks.
During the quarter, the Federal Reserve held interest rates steady and restated its commitment towards its inflation goals, which may result in future monetary policy actions. There is no certainty that there will be a change in interest rates or of the magnitude or pace of potential changes.
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

RESULTS OF OPERATIONS
Summary of 2026 Activities
During the six months ended June 30, 2026, we completed the following activities:
•Our NAV increased to $13.31 per share as of June 30, 2026 from $13.13 per share as of December 31, 2025. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this increase.
•We raised $157.1 million of gross equity capital from our securities offerings. Additionally, we raised $230.6 million of gross capital through private placement offerings by selling DST Interests, $15.9 million of which were financed by DST Program Loans. We redeemed 8.8 million shares of our common stock for an aggregate dollar amount of $116.0 million. Additionally, we redeemed 1.4 million OP Units of noncontrolling interests and redeemable noncontrolling interests for an aggregate dollar amount of $19.1 million.
•We acquired seven industrial buildings totaling approximately 1 million square feet for an aggregate purchase price of $193.9 million. We also assumed a fixed-rate mortgage note in connection with one of the acquisitions with a fair value of $11.2 million and outstanding principal of $11.2 million as of the acquisition date.
•We disposed of one industrial building comprised of approximately 90 thousand square feet for net proceeds of approximately $17.8 million and a recorded net gain on sale of $2.6 million.

•We completed the development of one industrial building totaling 60 thousand square feet.
•We leased approximately 5 million square feet, which included 1 million square feet of new and future leases and 4 million square feet of renewals through 52 separate transactions with an average annual base rent of $8.65 per square foot.
Portfolio Information
As of June 30, 2026 and December 31, 2025, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	June 30, 2026	December 31, 2025
Portfolio data:
Total buildings	276	269
Total rentable square feet	58,416	57,403
Total number of customers	442	440
Percent occupied of operating portfolio (1)	89%	91%
Percent occupied of total portfolio (1)	88%	91%
Percent leased of operating portfolio (1)	89%	91%
Percent leased of total portfolio (1)	89%	91%
____________________________________________________
(1)See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Six Months Ended June 30, 2026 Compared to Prior Periods
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026, and for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands, except per share data)	June 30, 2026	March 31, 2026	Change	% Change	2026	2025	Change	% Change
Revenues:
Rental revenues	$145,687	$140,715	$4,972	3.5%	$286,402	$269,850	$16,552	6.1%
Debt-related income	12,786	13,328	(542)	(4.1)	26,114	21,338	4,776	22.4
Total revenues	158,473	154,043	4,430	2.9	312,516	291,188	21,328	7.3
Operating expenses:
Rental expenses	38,678	37,580	1,098	2.9	76,258	66,853	9,405	14.1
Real estate-related depreciation and amortization	79,022	79,309	(287)	(0.4)	158,331	151,106	7,225	4.8
General and administrative expenses	4,146	4,881	(735)	(15.1)	9,027	8,662	365	4.2
Advisory fees	18,139	17,666	473	2.7	35,805	33,138	2,667	8.0
Performance participation allocation	11,812	—	11,812	NM	11,812	—	11,812	NM
Acquisition costs and reimbursements	2,070	1,582	488	30.8	3,652	1,205	2,447	NM
Total operating expenses	153,867	141,018	12,849	9.1	294,885	260,964	33,921	13.0
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	16	28	(12)	(42.9)	44	14	30	NM
Interest expense	(74,218)	(70,511)	(3,707)	(5.3)	(144,729)	(137,193)	(7,536)	(5.5)
Loss on financing obligations	(3,858)	(6,548)	2,690	41.1	(10,406)	(2,320)	(8,086)	NM
(Loss) gain on financial assets	(103)	(27)	(76)	NM	(130)	623	(753)	NM
Gain on extinguishment of debt and financing obligations, net	—	—	—	—	—	40,840	(40,840)	(100.0)
Net gain on sale of real estate property	2,609	—	2,609	NM	2,609	—	2,609	NM
Other income and (expenses)	1,152	462	690	NM	1,614	2,901	(1,287)	(44.4)
Total other income (expenses)	(74,402)	(76,596)	2,194	2.9	(150,998)	(95,135)	(55,863)	(58.7)
Net loss	(69,796)	(63,571)	(6,225)	(9.8)	(133,367)	(64,911)	(68,456)	NM
Net loss attributable to redeemable noncontrolling interests	1,421	1,296	125	9.6	2,717	1,542	1,175	76.2
Net loss attributable to noncontrolling interests	17,467	16,057	1,410	8.8	33,524	11,972	21,552	NM
Net loss attributable to common stockholders	$(50,908)	$(46,218)	$(4,690)	(10.1) %	$(97,126)	$(51,397)	$(45,729)	(89.0) %
Weighted-average shares outstanding—basic	279,867	278,586	1,281	0.5	279,230	272,025	7,205	2.6
Weighted-average shares outstanding—diluted	383,695	383,253	442	0.1	383,476	350,456	33,020	9.4
Net loss attributable to common stockholders per common share—basic and diluted	$(0.18)	$(0.17)	$(0.01)	(5.9) %	$(0.35)	$(0.19)	$(0.16)	(84.2) %
____________________________________________________
NM = Not meaningful
Total Revenues. In aggregate, total revenues increased by approximately $4.4 million for the three months ended June 30, 2026, as compared to the previous quarter. Total revenues increased by approximately $21.3 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Rental revenues increased by approximately $5.0 million for the three months ended June 30, 2026 as compared to the previous quarter, driven by increases in non-same store revenues related to growth in our portfolio.
Rental revenues increased by approximately $16.6 million for the six months ended June 30, 2026, as compared to the same period in 2025, driven by increases in non-same store revenues related to growth in our portfolio, partially offset by decreased occupancy in our same-store portfolio. See “Same Store Portfolio Results of Operations” below for further detail on same store revenues.

Debt-Related Income. Debt-related income is comprised of interest income, origination fees and amortization related to our debt-related investments and debt securities. Total debt-related income decreased by $0.5 million for the three months ended June 30, 2026 as compared to the previous quarter, as a result of paydown activity on certain of our debt-related investments and available-for-sale debt securities.
Total debt-related income increased by $4.8 million for the six months ended June 30, 2026, as compared to the same period in 2025, driven by the growth in our portfolio of investments in real estate debt since June 30, 2025.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Leases that are structured on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 99% of our total leased portfolio, based on number of leases. Total rental expenses increased by $1.1 million for the three months ended June 30, 2026, as compared to the previous quarter, due to the increase in non-same store expenses related to the growth in our portfolio, as well as increased maintenance costs.
Total rental expenses increased by $9.4 million for the six months ended June 30, 2026, as compared to the same period in 2025, due to the increase in property taxes related to the same store portfolio, as well as the increase in non-same store expenses related to the growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense remained consistent for the three months ended June 30, 2026, as compared to the previous quarter.
Real estate-related depreciation and amortization expense increased by $7.2 million for the six months ended June 30, 2026, compared to the same period in 2025, primarily due to growth in our portfolio and the stabilization of buildings during 2025.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses increased by approximately $12.0 million for the three months ended June 30, 2026, as compared to the previous quarter, primarily due to the recognition of performance participation allocation of $11.8 million during the three months ended June 30, 2026, as our annualized returns exceeded the performance hurdle required for our Sponsor to earn such allocation. No performance participation allocation expense was recognized during the previous quarter because the performance hurdle was not met.
In aggregate, the remaining operating expenses increased by $17.3 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to the recognition of performance participation allocation of $11.8 million described above, an increase in advisory fees of $2.7 million, and an increase in acquisition costs and reimbursements of $2.4 million.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $2.2 million impact on our net income (loss) for the three months ended June 30, 2026, as compared to the previous quarter, primarily due to the following:
•a loss on financing obligations of $3.9 million for the three months ended June 30, 2026, compared to a loss on financing obligations of $6.5 million for the previous quarter, and
•a $2.6 million net gain on sale of real estate property for the three months ended June 30, 2026, while no properties were sold during the previous quarter.
Partially offset by:
•a $3.7 million increase in interest expense for the three months ended June 30, 2026 as compared to the previous quarter, primarily due to (i) a $1.8 million increase in master lease payments recorded as interest expense associated with our DST Program; and (ii) a $1.6 million increase in consolidated indebtedness interest expense related to our borrowing and hedging activity.
In aggregate, the remaining items that comprise our net income (loss) had a $(55.9) million impact on our net income (loss) for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the following:

•a $40.8 million net gain on extinguishment of debt and financing obligations resulting from the exercise of a purchase option for certain properties in our DST Program during the six months ended June 30, 2025 while there was no similar gain for the six months ended June 30, 2026;
•a $10.4 million loss on financing obligations for the six months ended June 30, 2026, compared to a loss on financing obligations of $2.3 million for the same period in 2025; and
•a $7.5 million increase in interest expense for the six months ended June 30, 2026 compared to the same period in 2025, driven by an increase in consolidated indebtedness interest expense related to the addition of two fixed-rate mortgage notes since June 30, 2025.
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
The same store operating portfolio for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 presented below included 267 buildings totaling approximately 57 million square feet owned as of January 1, 2026, which represented 98% of total rentable square feet, 98% of total rental revenues, and 98% of net operating income for the three months ended June 30, 2026. The same store operating portfolio for six months ended June 30, 2026 as compared to the six months ended June 30, 2025 presented below included 251 buildings totaling approximately 54 million square feet owned as of January 1, 2025, which represented 93% of total rentable square feet, 93% of total rental revenues, and 94% of net operating income for the six months ended June 30, 2026.

The following table reconciles GAAP net income (loss) to same store property NOI for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026, and the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands)	June 30, 2026	March 31, 2026	Change	% Change	2026	2025	Change	% Change
Net loss attributable to common stockholders	$(50,908)	$(46,218)	$(4,690)	(10.1%)	$(97,126)	$(51,397)	$(45,729)	(89.0%)
Debt-related income	(12,786)	(13,328)	542	4.1	(26,114)	(21,338)	(4,776)	(22.4)
Real estate-related depreciation and amortization	79,022	79,309	(287)	(0.4)	158,331	151,106	7,225	4.8
General and administrative expenses	4,146	4,881	(735)	(15.1)	9,027	8,662	365	4.2
Advisory fees	18,139	17,666	473	2.7	35,805	33,138	2,667	8.0
Performance participation allocation	11,812	—	11,812	NM	11,812	—	11,812	NM
Acquisition costs and reimbursements	2,070	1,582	488	30.8	3,652	1,205	2,447	NM
Equity in income from unconsolidated joint venture partnerships	(16)	(28)	12	42.9	(44)	(14)	(30)	NM
Interest expense	74,218	70,511	3,707	5.3	144,729	137,193	7,536	5.5
Loss on financing obligations	3,858	6,548	(2,690)	(41.1)	10,406	2,320	8,086	NM
Gain on extinguishment of debt and financing obligations, net	—	—	—	—	—	(40,840)	40,840	100.0
Loss (gain) on financial assets	103	27	76	NM	130	(623)	753	NM
Net gain on sale of real estate property	(2,609)	—	(2,609)	NM	(2,609)	—	(2,609)	NM
Other income and expenses	(1,152)	(462)	(690)	NM	(1,614)	(2,901)	1,287	44.4
Net loss attributable to redeemable noncontrolling interests	(1,421)	(1,296)	(125)	(9.6)	(2,717)	(1,542)	(1,175)	(76.2)
Net loss attributable to noncontrolling interests	(17,467)	(16,057)	(1,410)	(8.8)	(33,524)	(11,972)	(21,552)	NM
Property net operating income	$107,009	$103,135	$3,874	3.8%	$210,144	$202,997	$7,147	3.5%
Less: Non-same store property NOI	2,317	228	2,089	NM	13,655	1,990	11,665	NM
Same store property NOI	$104,692	$102,907	$1,785	1.7%	$196,489	$201,007	$(4,518)	(2.2%)
____________________________________________________
NM = Not meaningful
The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended June 30, 2026 as compared to the three months ended March 31, 2026 and for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025:

	For the Three Months Ended				For the Six Months Ended June 30,
(in thousands)	June 30, 2026	March 31, 2026	Change	% Change	2026	2025	Change	% Change
Rental revenues:
Same store operating properties	$142,489	$140,272	$2,217	1.6%	$267,204	$267,237	$(33)	— %
Other properties	3,198	443	2,755	NM	19,198	2,613	16,585	NM
Total rental revenues	145,687	140,715	4,972	3.5%	286,402	269,850	16,552	6.1%
Rental expenses:
Same store operating properties	(37,797)	(37,365)	(432)	(1.2%)	(70,715)	(66,230)	(4,485)	(6.8%)
Other properties	(881)	(215)	(666)	NM	(5,543)	(623)	(4,920)	NM
Total rental expenses	(38,678)	(37,580)	(1,098)	(2.9%)	(76,258)	(66,853)	(9,405)	(14.1%)
Net operating income:
Same store operating properties	104,692	102,907	1,785	1.7%	196,489	201,007	(4,518)	(2.2%)
Other properties	2,317	228	2,089	NM	13,655	1,990	11,665	NM
Total property net operating income	$107,009	$103,135	$3,874	3.8%	$210,144	$202,997	$7,147	3.5%
____________________________________________________
NM = Not meaningful

Rental Revenues. Same store rental revenues increased by $2.2 million for the three months ended June 30, 2026, as compared to the previous quarter, due to a decrease in bad debt and an increase in market rents, partially offset by a decrease in occupancy. Non-same store rental revenues increased by $2.8 million for the three months ended June 30, 2026, as compared to the previous quarter, due to acquisition activity during the three months ended June 30, 2026 and the timing of acquisition activity during the three months ended March 31, 2026.
Same store rental revenues remained consistent for the six months ended June 30, 2026 as compared to the same period in 2025. Non-same store rental revenues increased by $16.6 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to the acquisition or completion of 22 buildings and the stabilization of an additional three buildings since January 1, 2025.
Rental Expenses. Same store rental expenses remained consistent for the three months ended June 30, 2026, as compared to the previous quarter. Non-same store rental expenses increased by $0.7 million for the three months ended June 30, 2026, as compared to the previous quarter, due to the growth in our non-same store portfolio described above.
Same store rental expenses increased by $4.5 million for the six months ended June 30, 2026, as compared to the same period in 2025, primarily due to increased property taxes. Non-same store rental expenses increased by $4.9 million for the six months ended June 30, 2026, as compared to the same period in 2025, due to the growth in our non-same store portfolio described above.
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
AFFO. AFFO further adjusts FFO to reflect the performance of our portfolio by adjusting for items we believe are not directly attributable to our operations. Our adjustments to FFO to arrive at AFFO include removing the impact of (i) our performance-based incentive fee (income) expense, (ii) unrealized (gain) loss from changes in fair value of financial instruments, (iii) increase (decrease) in financing obligation liability appreciation, and (iv) forfeited investment deposits, as applicable.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended June 30, 2026		For the	For the Six Months Ended June 30, 2026
(in thousands, except per share data)	2026	2025		2026	2025
GAAP net loss	$(69,796)	$(6,281)		$(133,367)	$(64,911)
Weighted-average shares outstanding—diluted	383,695	360,065		383,476	350,456
GAAP net loss per common share—diluted	$(0.18)	$(0.02)		$(0.35)	$(0.19)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	79,022	73,530		158,331	151,106
Net gain on sale of real estate property	(2,609)	—		(2,609)	—
Our share of adjustments from unconsolidated joint venture partnerships	63	63		125	125
FFO	$6,680	$67,312		$22,480	$86,320
FFO per common share—diluted	$0.02	$0.19		$0.06	$0.25
Adjustments to arrive at AFFO:
Performance-based incentive fee income	11,812	—		11,812	—
Unrealized loss (gain) on financial instruments (1)	3,961	(39,161)		10,648	(35,709)
AFFO	$22,453	$28,151		$44,940	$50,611
____________________________________________________
(1)Unrealized loss (gain) on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our DST Program Loans for which we have elected the fair value option and gains or losses on our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our unfunded commitments on our debt-related investments and unconsolidated joint venture partnerships, our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of June 30, 2026, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.7 billion, with $2.3 billion becoming payable within the next 12 months, excluding extension options. We expect to address these upcoming maturities through refinancing, extensions, or other available sources of liquidity. In July 2026, the term of the loan agreement for $367.8 million of these borrowings was extended pursuant to a one-year extension option, with no further options to extend the term. In July 2026, the term of the loan agreement for $590.0 million of these borrowings was extended for one year, and may be further extended pursuant to two one-year extension options, subject to certain conditions. As of June 30, 2026, we had $35.9 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. We also had $158.6 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of June 30, 2026. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings.
During the six months ended June 30, 2026, we raised $157.1 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $116.0 million. As of June 30, 2026, we had cash and cash equivalents of $31.6 million and leverage of 45%, calculated as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2026. As of June 30, 2026, we owned and managed a real estate portfolio that included 276 industrial buildings totaling approximately 58 million square feet, with a diverse roster of 442 customers, large and small, spanning a multitude of industries and sectors across 31 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 88% occupied (89% leased) with a weighted-average remaining lease term (based on square feet) of 3.7 years.
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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Six Months Ended June 30,
(in thousands)	2026	2025	Change
Total cash provided by (used in):
Operating activities	$55,401	$47,733	$7,668
Investing activities	(133,727)	(48,770)	(84,957)
Financing activities	46,599	23,277	23,322
Net increase (decrease) in cash, cash equivalents and restricted cash	$(31,727)	$22,240	$(53,967)
Net cash provided by operating activities during the six months ended June 30, 2026 increased by approximately $7.7 million as compared to the same period in 2025, primarily due to (i) a $7.1 million increase in property net operating income and (ii) a $4.8 million increase in debt-related income, offset by (a) a $3.2 million increase in our consolidated indebtedness interest expense, excluding amortization of interest rate cap premiums, and (b) a $1.3 million decrease in interest earned on DST Program Loans.
Net cash used in investing activities increased by approximately $85.0 million for the six months ended June 30, 2026 as compared to the same period in 2025, primarily due to (i) a net increase in acquisition activity of $115.7 million, (ii) a $16.5 million net decrease in the collection of principal on available-for-sale securities and debt-related investments, and (iii) a net decrease of $2.3 million in distributions from joint venture partnerships, partially offset by (a) proceeds from the disposition of real estate properties of $17.8 million, (b) a $17.5 million net decrease in investments in debt-related investments, and (c) a $13.1 million net decrease in capital expenditures.
Net cash provided by financing activities increased by approximately $23.3 million during the six months ended June 30, 2026 as compared to the same period in 2025, primarily driven by (i) a net increase in proceeds from the issuance of common stock and financing obligations of $103.1 million, (ii) a net decrease in redemptions of $32.7 million, (iii) a $27.2 million decrease in interest rate cap premiums and debt issuance costs paid, and (iv) the $3.6 million decrease in cash payout of DST Interests, partially offset by (a) a decrease in net borrowings and secured financings of $130.3 million and (b) a net increase in distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders and distribution fees paid to affiliates of $12.5 million.
Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of June 30, 2026, we had an aggregate of $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $368.0 million outstanding under our line of credit with an effective interest rate of 5.20%, which includes the effect of interest rate cap agreements. Additionally, as of June 30, 2026, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.61%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $632.0 million as of June 30, 2026. Our $1.0 billion line of credit matures in March 2029 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550.0 million term loan matures in March 2027. Our $600.0 million term loan matures in March 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of June 30, 2026, we had property-level borrowings of approximately $3.2 billion of principal outstanding with a weighted-average remaining term of 1.3 years, excluding any extension options on certain of our mortgage notes. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.60%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of June 30, 2026.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. We had leverage of 45% as of June 30, 2026. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of June 30, 2026, we had $693.7 million of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the six months ended June 30, 2026, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $157.1 million ($154.2 million net of direct selling costs).
Distributions. We intend to continue to accrue and make distributions on a regular basis. For the six months ended June 30, 2026, approximately 45.9% of our total gross distributions were paid from cash flows from operating activities, as determined on a GAAP basis, and 54.1% of our total gross distributions were funded from sources other than cash flows from operating activities, as determined on a GAAP basis; specifically, 38.7% were funded with proceeds from shares issued pursuant to our DRIP and 15.4% were funded from other sources as described in the table below. Some or all of our future distributions may be paid from sources other than cash flows from operating activities, such as cash flows from financing activities, which include borrowings (including borrowings secured by our assets), proceeds from the issuance of shares pursuant to our DRIP, proceeds from sales of assets, the net proceeds from shares sold in our securities offerings and from our sale of DST Interests. We have not established a cap on the amount of our distributions that may be paid from any of these sources. The amount of any distributions will be determined by our board of directors, and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by our board.
For the third quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or July 31, 2026, August 31, 2026 and September 30, 2026 (each a “Distribution Record Date”). Our board of directors authorized an increase to the amount of monthly gross distributions for each class of our common stock beginning with the month of August 2026, such that distributions were authorized at a monthly rate of $0.0525 per share for each class of our common stock for the month of July 2026 and distributions were authorized at a monthly rate of $0.0550 per share for each class of our common stock for the months of August 2026 and September 2026, in each case less the respective distribution fees that are payable monthly with respect to

Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. This new monthly gross distribution per share reflects an increase to the amount of the previous monthly gross distribution of $0.0525 per share that had been paid since July 31, 2025. Distributions for each month of the third quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
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
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$74,077	61.3%	$62,212	59.2%
Reinvested in shares	46,726	38.7	42,923	40.8
Total	$120,803	100.0%	$105,135	100.0%
Sources of Distributions
Cash flows from operating activities	$55,401	45.9%	$47,733	45.4%
Other sources (2)	18,676	15.4	14,479	13.8
DRIP (3)	46,726	38.7	42,923	40.8
Total	$120,803	100.0%	$105,135	100.0%
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
For the six months ended June 30, 2026 and 2025, our FFO was $22.5 million and $86.3 million, respectively, compared to total gross distributions of $120.8 million and $105.1 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the six months ended June 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Six Months Ended June 30,
(in thousands, except per share data)	2026	2025
Number of shares redeemed	8,803	11,110
Aggregate dollar amount of shares redeemed	$116,044	$142,185
Average redemption price per share	$13.18	$12.80
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
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of June 30, 2026, our critical accounting estimates have not changed from those described in our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of June 30, 2026, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of June 30, 2026, our fixed interest rate debt consisted of $600.0 million of borrowings under our two term loans, which were effectively fixed through the use of interest swap agreements, and $1.5 billion of principal borrowings under seven of our mortgage notes. In total, our fixed interest rate debt represented approximately 43.3% of our total consolidated debt as of June 30, 2026. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of June 30, 2026, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $2.0 billion and $2.1 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on June 30, 2026. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of June 30, 2026, our consolidated variable interest rate debt consisted of $368.0 million under our line of credit, $550.0 million under our term loans, and $1.8 billion under four of our mortgage notes, which represented 56.7% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of June 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $2.7 billion of consolidated borrowings; however, $2.3 billion of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of June 30, 2026, would increase our annual interest expense by approximately $2.5 million, including the effects of our interest rate cap agreements. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $702.7 million and aggregate outstanding principal of $579.4 million as of June 30, 2026, which can offset the interest rate risk associated with our variable rate borrowings.
Derivative Instruments. As of June 30, 2026, we had 22 outstanding derivative instruments with a total current notional amount of $3.2 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2026, we issued and sold approximately 2.4 million Class S-PR shares, 2.0 million Class I-PR shares and 43 thousand Class D-PR shares, and generated gross aggregate proceeds of $59.1 million in connection with the private offering. During the three months ended June 30, 2026, aggregate upfront selling commissions and dealer manager fees of $0.3 million were paid in connection with the private offering.
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
While stockholders may request on a monthly basis that we redeem all or any portion of their shares pursuant to our share redemption program, we are not obligated to redeem any shares and may choose to redeem only some, or even none, of the shares that have been requested to be redeemed in any particular month, in our discretion. In addition, our ability to fulfill redemption requests is subject to a number of limitations. As a result, share redemptions may not be available each month. Under our share redemption program, to the extent we determine to redeem shares in any particular month, we will only redeem shares as of the last calendar day of that month (each such date, a “Redemption Date”). Shares redeemed on the Redemption Date remain outstanding on the Redemption Date and are no longer outstanding on the day following the Redemption Date. Redemptions will be made at the transaction price in effect on the Redemption Date, except that shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price. The Early Redemption Deduction may be waived in certain circumstances including: (i) in the case of redemption requests arising from the death or qualified disability of the holder; (ii) with respect to shares purchased through our DRIP or received from us as a stock dividend; (iii) with respect to redemption requests submitted by discretionary model portfolio management programs (and similar arrangements); or (iv) with respect to redemption requests submitted by feeder vehicles (or similar vehicles) primarily created to hold shares of our common stock, which are offered to non-U.S. persons, where such vehicles seek to avoid imposing such a deduction because of administrative or systems limitations. In addition, shares of our common stock acquired through the redemption of OP Units will not be subject to the Early Redemption Deduction. To have your shares redeemed, your redemption request and required documentation must be received in good order by 4:00 p.m. (Eastern time) on the second to last business day of the applicable month. Settlements of share redemptions will be made within three business days of the Redemption Date. An investor may withdraw its redemption request by notifying the transfer agent before 4:00 p.m. (Eastern time) on the last business day of the applicable month.
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

The table below summarizes the redemption activity for the three months ended June 30, 2026, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
		Average Price	Redeemed as Part of	Shares That May Yet Be
	Total Number of	Paid per	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
April 30, 2026	1,859	$13.20	1,859	—
May 31, 2026	1,656	13.21	1,656	—
June 30, 2026 (3)	1,619	13.25	1,619	—
Total	5,134	$13.22	5,134	—
____________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)Redemption requests accepted in June 2026 are considered redeemed on July 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $69.5 million of shares of common stock for the three months ended June 30, 2026.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Fourth Amended and Restated Share Redemption Program, effective as of July 30, 2026. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2026.

4.2	Fifth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

4.3	Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2024.

10.1
Amended and Restated Advisory Agreement (2026), dated as of April 30, 2026, by and among Ares Industrial Real Estate Income Trust Inc., AIREIT Operating Partnership LP and Ares Commercial Real Estate Management LLC. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 6, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2025.

101
The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, filed on August 12, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

August 12, 2026	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

August 12, 2026	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)