Form 10-Q
period 2026-09-30
ARES INDUSTRIAL REAL ESTATE INCOME TRUST Inc.
filed 2026-11-12
CIK 1625941

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________________________
FORM 10-Q
____________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2026, there were 62,505,940 shares of the registrant’s Class T-R common stock, 16,986,572 shares of the registrant’s Class D-R common stock, 163,613,739 shares of the registrant’s Class I-R common stock, 20,086,287 shares of the registrant’s Class S-PR common stock, 224,285 shares of the registrant’s Class D-PR common stock, and 16,594,442 shares of the registrant’s Class I-PR common stock outstanding.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
(in thousands, except per share data)	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Net investment in real estate properties	$6,411,940	$6,852,623
Investments in unconsolidated joint venture partnerships	474,316	19,647
Investments in real estate debt and securities, at fair value	642,715	693,861
Cash and cash equivalents	24,293	63,037
Restricted cash	12,160	13,281
Derivative instruments	57,865	24,992
DST Program Loans, at fair value	108,154	30,372
Other assets	107,620	100,614
Total assets	$7,839,063	$7,798,427
LIABILITIES AND EQUITY
Liabilities
Accounts payable and accrued liabilities	$106,938	$76,407
Debt, net	3,929,954	4,709,322
Secured financings on investments in real estate debt securities	45,128	72,584
Related party note payable	164,163	—
Intangible lease liabilities, net	43,158	52,230
Financing obligations, at fair value	1,078,087	494,109
Distribution fees payable to affiliates	138,365	142,465
Other liabilities	88,782	70,396
Total liabilities	5,594,575	5,617,513
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	103,839	102,373
Equity
Stockholders’ equity:
Preferred stock, $0.01 par value per share — 200,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share (Note 8)	2,800	2,772
Additional paid-in capital	3,177,061	3,176,212
Accumulated deficit and distributions	(1,594,036)	(1,641,945)
Accumulated other comprehensive income	19,428	2,097
Total stockholders’ equity	1,605,253	1,539,136
Noncontrolling interests	535,396	539,405
Total equity	2,140,649	2,078,541
Total liabilities and equity	$7,839,063	$7,798,427
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Revenues:
Rental revenues	$146,167	$136,004	$432,569	$405,854
Debt-related income	13,053	9,987	39,167	31,325
Total revenues	159,220	145,991	471,736	437,179
Operating expenses:
Rental expenses	39,186	33,387	115,444	100,240
Real estate-related depreciation and amortization	77,829	73,862	236,160	224,968
General and administrative expenses	4,587	4,028	13,614	12,690
Advisory fees	18,988	16,801	54,793	49,939
Performance participation allocation	8,515	—	20,327	—
Acquisition costs and reimbursements	(1,263)	771	2,389	1,976
Total operating expenses	147,842	128,849	442,727	389,813
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	553	27	597	41
Interest expense	(76,379)	(69,400)	(221,108)	(206,593)
Loss on financing obligations	(9,608)	(2,705)	(20,014)	(5,025)
(Loss) gain on financial assets	(824)	146	(954)	769
Gain on extinguishment of debt and financing obligations, net	—	—	—	40,840
Net gain on sale of real estate property	442,976	—	445,585	—
Other income and expenses	1,575	1,231	3,189	4,132
Total other income (expenses)	358,293	(70,701)	207,295	(165,836)
Net income (loss)	369,671	(53,559)	236,304	(118,470)
Net (income) loss attributable to redeemable noncontrolling interests	(7,526)	1,174	(4,809)	2,716
Net (income) loss attributable to noncontrolling interests	(90,721)	11,618	(57,197)	23,590
Net income (loss) attributable to common stockholders	$271,424	$(40,767)	$174,298	$(92,164)
Weighted-average shares outstanding—basic	280,146	274,139	279,539	272,737
Weighted-average shares outstanding—diluted	381,550	360,168	382,827	353,729
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.97	$(0.15)	$0.62	$(0.34)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$369,671	$(53,559)	$236,304	$(118,470)
Change from cash flow hedging activities	10,951	(5,313)	23,868	(28,154)
Change from activities related to available-for-sale debt securities	(23)	(208)	(315)	(468)
Comprehensive income (loss)	380,599	(59,080)	259,857	(147,092)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(7,749)	1,295	(5,289)	3,375
Comprehensive (income) loss attributable to noncontrolling interests	(93,403)	12,816	(63,054)	29,272
Comprehensive income (loss) attributable to common stockholders	$279,447	$(44,969)	$191,514	$(114,445)
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	273,390	$2,734	$3,047,308	$(1,486,743)	$9,913	$450,082	$2,023,294
Net loss (excludes $1,174 attributable to redeemable noncontrolling interests)	—	—	—	(40,767)	—	(11,618)	(52,385)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $121 attributable to redeemable noncontrolling interests)	—	—	—	—	(4,202)	(1,198)	(5,400)
Issuance of common stock	5,754	58	74,571	—	—	—	74,629
Share-based compensation, net of cancellations	—	—	608	—	—	—	608
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,418)	—	—	—	(1,418)
Trailing distribution fees	—	—	(1,769)	2,443	—	(352)	322
Redemptions of common stock	(4,731)	(48)	(61,299)	—	—	—	(61,347)
Distributions declared (excludes $1,243 attributable to redeemable noncontrolling interests)	—	—	—	(43,175)	—	(12,315)	(55,490)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(3,046)	—	—	—	(3,046)
Redemptions of noncontrolling interests (excludes $1,000 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(351)	(351)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(1,403)	—	8	1,395	—
Balance as of September 30, 2025	274,413	$2,744	$3,053,552	$(1,568,242)	$5,719	$425,643	$1,919,416
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of June 30, 2026	280,396	$2,804	$3,192,944	$(1,822,292)	$11,332	$472,879	$1,857,667
Net income (excludes $7,526 attributable to redeemable noncontrolling interests)	—	—	—	271,424	—	90,721	362,145
Change from cash flow hedging activities and available-for-sale debt securities (excludes $223 attributable to redeemable noncontrolling interests)	—	—	—	—	8,023	2,682	10,705
Issuance of common stock	4,935	49	65,473	—	—	—	65,522
Share-based compensation, net of cancellations	—	—	650	—	—	—	650
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(1,481)	—	—	—	(1,481)
Trailing distribution fees	—	—	(850)	2,355	—	1,187	2,692
Redemptions of common stock	(5,337)	(53)	(70,984)	—	—	—	(71,037)
Distributions declared (excludes $1,262 attributable to redeemable noncontrolling interests)	—	—	—	(45,523)	—	(15,224)	(60,747)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	5,862	—	—	—	5,862
Redemptions of noncontrolling interests	—	—	—	—	—	(31,329)	(31,329)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(14,553)	—	73	14,480	—
Balance as of September 30, 2026	279,994	$2,800	$3,177,061	$(1,594,036)	$19,428	$535,396	$2,140,649
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit and Distributions	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in thousands)	Shares	Amount
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024	270,974	$2,710	$2,950,215	$(1,358,679)	$28,773	$369,091	$1,992,110
Net loss (excludes $2,716 attributable to redeemable noncontrolling interests)	—	—	—	(92,164)	—	(23,590)	(115,754)
Change from cash flow hedging activities and available-for-sale debt securities (excludes $659 attributable to redeemable noncontrolling interests)	—	—	—	—	(22,281)	(5,682)	(27,963)
Issuance of common stock	19,373	194	246,908	—	—	—	247,102
Share-based compensation, net of cancellations	(93)	(1)	1,468	—	—	—	1,467
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(5,281)	—	—	—	(5,281)
Trailing distribution fees	—	—	(5,856)	7,381	—	(16,381)	(14,856)
Redemptions of common stock	(15,841)	(159)	(203,373)	—	—	—	(203,532)
Issuances of OP Units for DST Interests	—	—	—	—	—	234,403	234,403
Transfer of OP Units	—	—	—	—	—	1,190	1,190
Distributions declared (excludes $3,661 attributable to redeemable noncontrolling interests)	—	—	—	(124,780)	—	(33,427)	(158,207)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(8,558)	—	—	—	(8,558)
Redemptions of noncontrolling interests (excludes $4,063 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(22,705)	(22,705)
Reallocation of stockholders' equity and noncontrolling interests	—	—	78,029	—	(773)	(77,256)	—
Balance as of September 30, 2025	274,413	$2,744	$3,053,552	$(1,568,242)	$5,719	$425,643	$1,919,416
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of December 31, 2025	277,170	$2,772	$3,176,212	$(1,641,945)	$2,097	$539,405	$2,078,541
Net income (excludes $4,809 attributable to redeemable noncontrolling interests)	—	—	—	174,298	—	57,197	231,495
Change from cash flow hedging activities and available-for-sale debt securities (excludes $480 attributable to redeemable noncontrolling interests)	—	—	—	—	17,216	5,857	23,073
Issuance of common stock	17,038	170	222,465	—	—	—	222,635
Share-based compensation, net of cancellations	(74)	(1)	1,734	—	—	—	1,733
Upfront offering costs, including selling commissions, dealer manager fees, and offering costs	—	—	(4,433)	—	—	—	(4,433)
Trailing distribution fees	—	—	(4,903)	7,089	—	1,914	4,100
Redemptions of common stock	(14,140)	(141)	(186,940)	—	—	—	(187,081)
Distributions declared (excludes $3,724 attributable to redeemable noncontrolling interests)	—	—	—	(133,478)	—	(45,610)	(179,088)
Redemption value allocation adjustment to redeemable noncontrolling interests	—	—	(600)	—	—	—	(600)
Redemptions of noncontrolling interests (excludes $699 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(49,726)	(49,726)
Reallocation of stockholders' equity and noncontrolling interests	—	—	(26,474)	—	115	26,359	—
Balance as of September 30, 2026	279,994	$2,800	$3,177,061	$(1,594,036)	$19,428	$535,396	$2,140,649
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Operating activities:
Net income (loss)	$236,304	$(118,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Real estate-related depreciation and amortization	236,160	224,968
Amortization of deferred financing costs	14,070	12,581
Equity in income from unconsolidated joint venture partnerships	(597)	(41)
(Gain) loss on changes in fair value of interest rate caps	(540)	7,381
Amortization of interest rate cap and swap premiums	22,292	13,724
Loss on financing obligations	20,014	5,025
Paid-in-kind interest on borrowings, net of repayments	—	277
Paid-in-kind interest on investments in real estate debt and securities, net of repayments	(11,927)	(10,762)
Unrealized loss on DST Program Loans	1,890	—
Performance participation allocation	20,327	—
Straight-line rent and amortization of above- and below-market leases	(18,603)	(23,189)
Gain on extinguishment of debt and financing obligations, net	—	(40,840)
Net gain on sale of real estate property	(445,585)	—
Other	3,335	4,727
Changes in operating assets and liabilities
Other assets, accounts payable and accrued liabilities and other liabilities	17,802	7,670
Net cash provided by operating activities	94,942	83,051
Investing activities:
Real estate acquisitions	(419,483)	(208,668)
Proceeds from disposition of real estate properties	84,113	—
Capital expenditures	(49,267)	(57,789)
Investments in debt-related investments	(43,518)	(55,666)
Investments in unconsolidated joint venture partnerships	(180)	(1,753)
Distributions from joint venture partnerships	3,377	5,702
Collection of principal on available-for-sale debt securities	37,489	15,635
Collection of principal on debt-related investments	69,152	96,736
Disbursement of escrows and reserves for debt-related investments, net	(1,331)	—
Other	15	—
Net cash used in investing activities	(319,633)	(205,803)
Financing activities:
Proceeds from line of credit	1,225,800	726,284
Repayments of line of credit	(1,420,000)	(966,284)
Proceeds from term loan	100,000	109,000
Repayments of term loan	—	(109,000)
Net repayments of secured funding agreement	(27,456)	(17,173)
Proceeds from mortgage note	38,850	563,955
Repayments of mortgage note	(142,908)	(120,085)
Proceeds from related party note	164,163	—
Debt issuance costs paid	(4,508)	(26,248)
Interest rate cap and swap premiums	(30,871)	(18,653)
Proceeds from issuance of common stock, net	151,435	180,552
Proceeds from financing obligations, net	484,332	158,962
Offering costs paid in connection with issuance of common stock and private placements	(4,299)	(3,482)
Cash payout of DST Interests	—	(3,567)
Distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders	(97,982)	(81,679)
Distribution fees paid to affiliates	(14,233)	(12,773)
Redemptions of common stock	(187,081)	(203,532)
Redemptions of redeemable noncontrolling interests and noncontrolling interests	(49,436)	(25,262)
Other	(980)	(1,195)
Net cash provided by financing activities	184,826	149,820
Net (decrease) increase in cash, cash equivalents and restricted cash	(39,865)	27,068
Cash, cash equivalents and restricted cash, at beginning of period	76,318	28,797
Cash, cash equivalents and restricted cash, at end of period	$36,453	$55,865
See accompanying Notes to Condensed Consolidated Financial Statements.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
Ares Industrial Real Estate Income Trust Inc. (the “Company,” “we,” “our” or “us”) is a Maryland corporation formed on August 12, 2014. Unless the context otherwise requires, the “Company,” “we,” “our,” “us” and “AIREIT” refer to Ares Industrial Real Estate Income Trust Inc. and our consolidated subsidiaries, which includes AIREIT Operating Partnership LP (the “Operating Partnership”). We are externally managed by Ares Commercial Real Estate Management LLC (the “Advisor”).
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Global macroeconomic conditions, including heightened inflation, changes to fiscal, monetary and trade policy, higher interest rates and challenges in the supply chain, coupled with the conflicts in Ukraine and in the Middle East and the military operation in Iran, have the potential to negatively impact us. These current macroeconomic conditions may continue or aggravate and could cause the United States to experience an economic slowdown or recession. We anticipate our business and operations could be materially adversely affected by a prolonged recession in the United States.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP.
Reclassifications
Certain items in our condensed consolidated statements of operations for the nine months ended September 30, 2025 have been reclassified to conform to the 2026 presentation.
2. INVESTMENTS IN REAL ESTATE PROPERTIES
As of September 30, 2026 and December 31, 2025, our consolidated investment in real estate properties consisted of 270 and 269 industrial buildings, respectively. Additionally, investment in real estate properties included two buildings in the pre-construction phase as of September 30, 2026 and one building under construction as of December 31, 2025.
The following table summarizes our consolidated investments in real estate properties:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Land	$1,338,753	$1,397,895
Building and improvements	5,849,009	6,152,773
Intangible lease assets	589,379	591,393
Construction in progress	49,983	37,938
Investment in real estate properties	7,827,124	8,179,999
Less accumulated depreciation and amortization	(1,415,184)	(1,327,376)
Net investment in real estate properties	$6,411,940	$6,852,623

Acquisitions
During the nine months ended September 30, 2026, we acquired 100% of the following properties, which were determined to be asset acquisitions:

($ in thousands)	Acquisition Date	Number of Buildings	Total Purchase Price (1)
2026 Acquisitions
1 North Avenue DC (2)	3/25/2026	1	$26,761
Project Rotator Portfolio	5/5/2026	6	167,112
500 Atrium Drive	8/25/2026	—	15,957
Chicago-Houston Two-Pack	9/10/2026	2	70,448
Brickyard Portfolio	9/17/2026	6	153,654
Total Acquisitions		15	$433,932
___________________________________________________
(1)Total purchase price is equal to the total consideration paid plus any debt assumed at fair value.
(2)Includes debt assumed at fair value as of the acquisition date of $11 million, with a principal amount of $11 million.

During the nine months ended September 30, 2026, we allocated the purchase price of our acquisitions to land, building and improvements, and intangible lease assets and liabilities as follows:

(in thousands)	For the Nine Months Ended September 30, 2026
Land	$88,924
Building and improvements	309,520
Intangible lease assets	40,614
Above-market lease assets	1,184
Below-market lease liabilities	(6,310)
Total purchase price	$433,932
The weighted-average amortization period for the intangible lease assets and liabilities acquired in connection with our acquisitions during the nine months ended September 30, 2026, as of the respective date of each acquisition, was 4.3 years.
Dispositions
During the nine months ended September 30, 2026, we sold one industrial building to a third party and contributed 14 industrial buildings, debt, and related assets and liabilities into an unconsolidated joint venture partnership for net cash proceeds of $84 million and a net gain on sale of $446 million. See “Note 3” for additional information related to our JV Partnerships (as defined in “Note 3” below).
We did not sell or contribute any buildings during the nine months ended September 30, 2025.

Intangible Lease Assets and Liabilities
Intangible lease assets and liabilities as of September 30, 2026 and December 31, 2025 included the following:

	As of September 30, 2026			As of December 31, 2025
(in thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible lease assets (1)	$574,881	$(379,227)	$195,654	$577,804	$(371,628)	$206,176
Above-market lease assets (1)	14,498	(9,867)	4,631	13,589	(8,976)	4,613
Below-market lease liabilities	(137,791)	94,633	(43,158)	(142,531)	90,301	(52,230)
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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Increase (Decrease) to Rental Revenue:
Straight-line rent adjustments	$2,767	$3,285	$7,298	$10,886
Above-market lease amortization	(413)	(401)	(1,167)	(1,233)
Below-market lease amortization	3,727	3,865	12,472	13,536
Real Estate-Related Depreciation and Amortization:
Depreciation expense	$61,754	$58,867	$187,187	$177,237
Intangible lease asset amortization	16,075	14,995	48,973	47,731
3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURE PARTNERSHIPS
The following table summarizes our investments in unconsolidated joint venture partnerships, which consist of Build-To-Core Industrial Partnership II Tranche B LP (the “BTC II B Partnership”), the Ares QR Industrial Partnership III LP (the “QR III Partnership”), and AIREIT JV IV LP (the “AIREIT JV IV Partnership”) (together, the “JV Partnerships”) as of September 30, 2026 and December 31, 2025:

	Ownership Percentage as of		Investments in Unconsolidated Joint Venture Partnerships as of
($ in thousands)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
BTC II B Partnership	8%	8%	$16,242	$19,571
QR III Partnership	8	8	243	76
AIREIT JV IV Partnership (1)	51	—	457,831	—
Total JV Partnerships			$474,316	$19,647
__________________________________________________
(1)As of September 30, 2026, total investment in the AIREIT JV IV Partnership includes $294 million of common equity investment and a preferred equity investment of $164 million, which represents all the preferred equity in the partnership and earns a 6% preferred return.
In August 2026, the AIREIT JV IV Partnership was established in which we hold a 51% interest. As part of the formation of the AIREIT JV IV Partnership, we contributed 14 industrial buildings, debt, and related assets and liabilities into the joint venture. The transaction resulted in net cash proceeds of $66 million and a $443 million net gain on sale during the three and nine months ended September 30, 2026, which is included in “net gain on sale of real estate property” on the condensed consolidated statements of operations.

4. INVESTMENTS IN REAL ESTATE DEBT AND SECURITIES
Debt-Related Investments
The following table summarizes our debt-related investments as of September 30, 2026 and December 31, 2025:

($ in thousands)	Fair Value	Outstanding Principal	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of September 30, 2026
Senior loans, carried at fair value	$464,856	$464,856	7.6%	1.1
Mezzanine loans, carried at fair value	112,712	112,712	8.7	1.2
Total debt-related investments	$577,568	$577,568	7.8%	1.1

As of December 31, 2025
Senior loans, carried at fair value	$459,275	$459,275	7.8%	1.7
Mezzanine loans, carried at fair value	132,000	132,000	8.7	1.9
Total debt-related investments	$591,275	$591,275	8.0%	1.7
During the nine months ended September 30, 2026 and 2025, we received $69 million and $97 million, respectively, of principal repayments on debt-related investments.
Available-for-Sale Debt Securities
As of September 30, 2026 and December 31, 2025, we had debt security investments designated as available-for-sale debt securities. The weighted-average remaining term of our available-for-sale debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.5 years and 2.7 years as of September 30, 2026 and December 31, 2025, respectively. There were no credit losses associated with our available-for-sale debt securities as of September 30, 2026 or December 31, 2025. The following table summarizes our investments in available-for-sale debt securities as of September 30, 2026 and December 31, 2025:

($ in thousands)	Face Amount (1)	Amortized Cost	Unamortized Discount	Unrealized Gain, Net (2)	Fair Value
As of September 30, 2026	$65,085	$64,958	$127	$189	$65,147
As of December 31, 2025	$102,574	$102,082	$492	$504	$102,586
____________________________________________________
(1)Face amount is presented net of repayments.
(2)Represents cumulative unrealized gain (loss) beginning from acquisition date.

5. DEBT AND SECURED FINANCINGS
A summary of our debt is as follows:

	Weighted-Average Effective Interest Rate as of		Maturity Date	Balance as of
($ in thousands)	September 30, 2026	December 31, 2025		September 30, 2026	December 31, 2025
Line of credit (1)	3.32%	5.11%	March 2029	$153,000	$388,000
Term loan (2)	3.85	3.85	March 2027	550,000	550,000
Term loan (3)	3.39	3.40	March 2028	600,000	600,000
Fixed-rate mortgage notes (4)	4.84	4.24	May 2027 - January 2033	1,240,510	1,442,350
Floating-rate mortgage notes (5)	4.86	4.85	January 2027-July 2027	1,418,992	1,771,150
Total principal amount / weighted-average (6)	4.43%	4.39%		$3,962,502	$4,751,500
Less unamortized debt issuance costs				(32,580)	(42,230)
Add unamortized mark-to-market adjustment on assumed debt				32	52
Total debt, net				$3,929,954	$4,709,322
Gross book value of properties encumbered by debt				$4,342,119	$4,998,919
____________________________________________________
(1)The effective interest rate is calculated based on either: (i) the term Secured Overnight Financing Rate (“Term SOFR”) plus a 10 basis point adjustment (“Adjusted Term SOFR”) plus a margin ranging from 1.25% to 2.00%; or (ii) an alternative base rate plus a margin ranging from 0.25% to 1.00%, each depending on our consolidated leverage ratio. Customary fall-back provisions apply if Term SOFR is unavailable. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate cap agreements. The line of credit is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments. As of September 30, 2026, total commitments for the line of credit were $1.0 billion and the unused and available portions under the line of credit were both $847 million.
(2)The effective interest rate is calculated based on either (i) Term SOFR plus an adjustment between 10 and 25 basis points, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300 million of borrowings and interest rate cap agreements on $250 million of borrowings under the term loan. As of September 30, 2026, total commitments for the term loan were $550 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(3)The effective interest rate is calculated based on either (i) Adjusted Term SOFR, plus a margin ranging from 1.20% to 1.90%; or (ii) an alternative base rate plus a margin ranging from 0.20% to 0.90%, each depending on our consolidated leverage ratio. The weighted-average effective interest rate is the all-in interest rate, including the effects of interest rate swap agreements which fix Term SOFR for $300 million of borrowings and an interest rate cap agreement on $300 million of borrowings under the term loan. As of September 30, 2026, total commitments for the term loan were $600 million. This term loan is available for general corporate purposes including, but not limited to, our acquisition and operation of permitted investments.
(4)Interest rates range from 2.90% to 6.09%, including the effect of interest rate swap agreements that fix Term SOFR for $616 million of borrowings. As of September 30, 2026, borrowings under our $260 million mortgage note amounted to $248 million, and borrowings under our $222 million mortgage note amounted to $204 million. The assets and credit of each of our consolidated properties pledged as collateral for our mortgage notes are not available to satisfy our other debt and obligations, unless we first satisfy the mortgage notes payable on the respective underlying properties.
(5)The effective interest rates are calculated based on either Term SOFR or Adjusted Term SOFR plus a margin ranging from 1.65% to 2.33% and include the effects of interest rate cap agreements.

(6)The weighted-average remaining term of our consolidated debt was approximately 1.3 years as of September 30, 2026, excluding any extension options on the line of credit, term loans, and certain of our mortgage notes.
For the three months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $59 million and $57 million, respectively, including $8 million and $5 million, respectively, related to the amortization of our interest rate cap and swap premiums. For the nine months ended September 30, 2026 and 2025, the amount of interest incurred related to our consolidated indebtedness, excluding debt issuance cost amortization and adjustments for amounts capitalized, was $178 million and $168 million, respectively, including $22 million and $14 million, respectively, related to amortization of our interest rate cap and swap premiums. For the three months ended September 30, 2026 and 2025, the amount of interest capitalized was $262 thousand and $1 million, respectively, and for the nine months ended September 30, 2026 and 2025, the amount of interest capitalized was $726 thousand and $3 million, respectively. See “Note 6” for the amount of interest incurred related to the DST Program (as defined below).
As of September 30, 2026, the principal payments due on our consolidated debt during each of the next five years and thereafter were as follows:

(in thousands)	Line of Credit (1)	Term Loans (2)	Mortgage Notes (3)	Total
Remainder of 2026	$—	$—	$—	$—
2027	—	550,000	2,120,572	2,670,572
2028	—	600,000	248,100	848,100
2029	153,000	—	—	153,000
2030	—	—	11,200	11,200
Thereafter	—	—	279,630	279,630
Total principal payments	$153,000	$1,150,000	$2,659,502	$3,962,502
____________________________________________________
(1)The line of credit matures in March 2029 and the term may be extended pursuant to a one-year extension option, subject to certain conditions.
(2)The $600 million term loan matures in March 2028 and the term may be extended pursuant to two one-year extension options, subject to certain conditions.
(3)With respect to our mortgage notes, the term of our $590 million mortgage note that matures in July 2027 may be extended pursuant to two one-year extension options, subject to certain conditions. The terms of our $564 million mortgage note that matures in April 2027 and our $260 million mortgage note with borrowings of $248 million that matures in August 2028 may each be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of our $222 million mortgage note with borrowings of $204 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions.

We expect to address these scheduled maturities through refinancing, extensions, or other available sources of liquidity.
Debt Covenants
Our line of credit, term loans and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the line of credit and term loan agreements contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. We were in compliance with all covenants as of September 30, 2026.
Master Repurchase Agreement
In June 2023, we entered into a master repurchase agreement (the “Morgan Stanley MRA”) with Morgan Stanley Bank, N.A. (“Morgan Stanley”). Under the Morgan Stanley MRA, we may negotiate individual transactions to sell, and later repurchase, certain securities or other assets to Morgan Stanley. Any transactions under the Morgan Stanley MRA will be recognized as secured borrowings while they are outstanding and are carried at the contractual amount, as specified in the Morgan Stanley MRA. Such borrowings are recorded as secured financings on investments in real estate debt securities on the condensed consolidated balance sheets. The terms of the Morgan Stanley MRA provide the lenders the ability to determine the size and terms of the financing provided based upon the particular collateral we have pledged, and may require us to provide additional collateral in the form of cash, securities, and other assets if the market value of such financed investments declines. The Morgan Stanley MRA may be terminated at any time by either party to the agreement, without penalty. The interest rate on the Morgan Stanley MRA borrowings is determined based on prevailing rates corresponding to the terms of the borrowings, and interest is paid at the termination of each borrowing.
As of September 30, 2026, we had $45 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $65 million. As of December 31, 2025, we had $73 million of borrowings outstanding pursuant to the Morgan Stanley MRA, collateralized by our available-for-sale debt securities, which were fair valued at $103 million. Advances under the Morgan Stanley MRA accrue interest at a per annum rate equal to the sum of Term SOFR plus a pricing margin ranging from 0.80% to 1.20%. For the three months ended September 30, 2026 and 2025, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $1 million and $1 million, respectively. For the nine months ended September 30, 2026 and 2025, the amount of interest incurred related to our secured financings under the Morgan Stanley MRA was $2 million and $4 million, respectively. These amounts are recorded as a component of interest expense on the condensed consolidated statements of operations.
Related Party Note Payable
In August 2026, we entered into a loan agreement with the AIREIT JV IV Partnership, an unconsolidated joint venture partnership. The loan has a stated interest rate of 6.50% and matures in August 2033. As of September 30, 2026, the outstanding principal on this loan was $164 million. During the three and nine months ended September 30, 2026, we incurred $1 million in interest expense on this loan.
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
During the next 12 months, we estimate that $17 million will be reclassified as a decrease to interest expense related to active effective hedges of existing floating-rate debt.

The following table summarizes the location and fair value of the derivative instruments on our condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

($ in thousands)	Number of Contracts	Current Notional Amount	Balance Sheet Location	Fair Value
As of September 30, 2026
Interest rate swaps designated as cash flow hedges	10	$1,215,930	Derivative instruments	$20,823
Interest rate caps not designated as cash flow hedges	1	190,000	Derivative instruments	3,604
Interest rate caps designated as cash flow hedges	13	2,071,900	Derivative instruments	33,438
Total derivative instruments (1)	23	$3,477,830		$57,865
As of December 31, 2025
Interest rate swaps designated as cash flow hedges	12	$1,192,830	Derivative instruments	$9,087
Interest rate caps not designated as cash flow hedges	1	408,000	Derivative instruments	112
Interest rate caps designated as cash flow hedges	12	1,728,900	Derivative instruments	15,793
Total derivative instruments	25	$3,329,730		$24,992
____________________________________________________
(1)Includes one interest rate cap agreement with a total notional amount of $590 million, with $400 million of the total notional amount designated as a cash flow hedge and $190 million of the total notional amount not designated as a cash flow hedge as of September 30, 2026. As such, the total number of contracts does not equal the sum of the number of contracts by category as of September 30, 2026.

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Derivative Instruments Designated as Cash Flow Hedges
Gain (loss) recognized in AOCI	$12,405	$1,124	$29,300	$(9,854)
Amount reclassified from AOCI as a decrease in interest expense	(1,454)	(6,437)	(5,432)	(18,300)
Total interest expense presented in the condensed consolidated statements of operations in which the effects of the cash flow hedges are recorded	(76,379)	(69,400)	(221,108)	(206,593)
Derivative Instruments Not Designated as Cash Flow Hedges
Unrealized gain (loss) on derivative instruments recognized in other income (expenses) (1)	$652	$(2,660)	$540	$(7,381)
Realized gain on derivative instruments recognized in other income (expenses) (2)	285	2,806	397	8,150
____________________________________________________
(1)Unrealized gain (loss) on derivative instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges. Included in loss (gain) on financial assets on the condensed consolidated statements of operations.
(2)Realized gain on derivative instruments relates to interim settlements for our derivatives not designated as cash flow hedges. Included in loss (gain) on financial assets on the condensed consolidated statements of operations.

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
The following table summarizes our DST Program Loans as of September 30, 2026 and December 31, 2025:

($ in thousands)	Outstanding Principal	Unrealized Loss, Net (1)	Book Value	Weighted-Average Interest Rate	Weighted-Average Remaining Life (Years)
As of September 30, 2026
DST Program Loans, carried at fair value	$110,044	$(1,890)	$108,154	6.2%	9.3
Total	$110,044	$(1,890)	$108,154	6.2%	9.3
As of December 31, 2025
DST Program Loans, carried at fair value	$30,372	$—	$30,372	6.5%	9.1
Total	$30,372	$—	$30,372	6.5%	9.1
____________________________________________________
(1)Represents cumulative unrealized gain or loss on DST Program Loans carried at fair value.
The following table summarizes our financing obligations as of September 30, 2026 and December 31, 2025:

($ in thousands)	DST Interests Sold, Net (1)	Unrealized Loss, Net (2)	Book Value
As of September 30, 2026
Financing obligations, carried at fair value	$1,050,623	$27,464	$1,078,087
Total	$1,050,623	$27,464	$1,078,087
As of December 31, 2025
Financing obligations, carried at fair value	$486,659	$7,450	$494,109
Total	$486,659	$7,450	$494,109
____________________________________________________
(1)DST Interests sold are presented net of upfront fees.
(2)Represents cumulative unrealized gain or loss on financing obligations carried at fair value.

The following table presents our DST Program activity for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
DST Interests sold	$342,069	$68,944	$572,711	$162,888
DST Interests financed by DST Program Loans	63,756	1,997	79,672	5,496
Unrealized loss on DST Program Loans (1)	(1,760)	—	(1,890)	—
Unrealized loss on financing obligations (2)	(9,608)	(2,705)	(20,014)	(5,025)
Income earned from DST Program Loans (3)	1,324	1,074	2,558	3,656
Gain on extinguishment of financing obligations (4)	—	—	—	42,750
Rent obligation incurred under master lease agreements (5)	11,307	7,740	26,645	25,373
____________________________________________________
(1)Included in loss (gain) on financial assets on the condensed consolidated statements of operations.
(2)Included in loss on financing obligations on the condensed consolidated statements of operations.
(3)Included in other income and expenses on the condensed consolidated statements of operations.
(4)Included in gain on extinguishment of debt and financing obligations, net on the condensed consolidated statements of operations and recorded upon extinguishment of our financing obligations in accordance with our UPREIT (as defined below) structure.
(5)Included in interest expense on the condensed consolidated statements of operations.
We record DST Interests as financing obligation liabilities for accounting purposes. If we exercise our option to reacquire a DST Property by settling in cash or issuing partnership units in the Operating Partnership (“OP Units”), or a combination of OP Units and cash in exchange for DST Interests, we extinguish the related financing obligation liability and DST Program Loans and record the settlement of cash or the issuance of the OP Units as an issuance of equity. During the nine months ended September 30, 2026, we did not issue any OP Units in exchange for DST Interests. During the nine months ended September 30, 2025, 18 million OP Units were issued in exchange for DST Interests for a net investment of $234 million in accordance with our Umbrella Partnership Real Estate Investment Trust (“UPREIT”) structure. In addition, we paid $4 million in cash in exchange for DST Interests during the nine months ended September 30, 2025. We did not pay any cash in exchange for DST Interests during the nine months ended September 30, 2026.
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

Fair Value Measurements on a Recurring Basis
The following table presents our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

(in thousands)	Level 1	Level 2	Level 3	Total Fair Value
As of September 30, 2026
Assets
Derivative instruments	$—	$57,865	$—	$57,865
Available-for-sale debt securities	—	65,147	—	65,147
Debt-related investments	—	—	577,568	577,568
DST Program Loans	—	—	108,154	108,154
Total assets measured at fair value	$—	$123,012	$685,722	$808,734
Liabilities
Financing obligations	$—	$—	$1,078,087	$1,078,087
Total liabilities measured at fair value	$—	$—	$1,078,087	$1,078,087
As of December 31, 2025
Assets
Derivative instruments	$—	$24,992	$—	$24,992
Available-for-sale debt securities	—	102,586	—	102,586
Debt-related investments	—	—	591,275	591,275
DST Program Loans	—	—	30,372	30,372
Total assets measured at fair value	$—	$127,578	$621,647	$749,225
Liabilities
Financing obligations	$—	$—	$494,109	$494,109
Total liabilities measured at fair value	$—	$—	$494,109	$494,109
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
The following table summarizes our financial assets measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

(in thousands)	DST Program Loans	Debt-Related Investments	Total
Balance as of December 31, 2024	$13,892	$388,662	$402,554
Purchases and contributions	5,496	55,705	61,201
Repayments of principal	—	(96,736)	(96,736)
Paid-in-kind interest, net of repayments	—	10,762	10,762
Balance as of September 30, 2025	$19,388	$358,393	$377,781

Balance as of December 31, 2025	$30,372	$591,275	$621,647
Purchases and contributions	79,672	43,518	123,190
Unrealized loss on financial assets	(1,890)	—	(1,890)
Repayments of principal	—	(69,152)	(69,152)
Paid-in-kind interest, net of repayments	—	11,927	11,927
Balance as of September 30, 2026	$108,154	$577,568	$685,722
The following table summarizes our financial liabilities measured at fair value on a recurring basis using Level 3 inputs for the nine months ended September 30, 2026 and 2025:

(in thousands)	Financing Obligations
Balance as of December 31, 2024	$239,982
DST Interests sold, net of upfront fees	160,155
Unrealized loss on financing obligations	5,025
Balance as of September 30, 2025	$405,162

Balance as of December 31, 2025	$494,109
DST Interests sold, net of upfront fees	563,964
Unrealized loss on financing obligations	20,014
Balance as of September 30, 2026	$1,078,087

The following table presents the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025:

(in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Impact on Valuation from an Increase to Input
As of September 30, 2026
Assets:
Debt-related investments	$577,568	Yield Method	Market Yield	Decrease
DST Program Loans	108,154	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$1,078,087	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
As of December 31, 2025
Assets:
Debt-related investments	$591,275	Yield Method	Market Yield	Decrease
DST Program Loans	30,372	Yield Method	Market Yield	Decrease
Liabilities:
Financing obligations	$494,109	Discounted Cash Flow	Discount Rate Exit Capitalization Rate	Decrease Decrease
Financial Assets and Liabilities Not Measured At Fair Value
As of September 30, 2026 and December 31, 2025, the fair values of cash and cash equivalents, restricted cash, other assets, and accounts payable and accrued liabilities approximate their carrying values due to the short-term nature of these instruments. The table below includes fair values for certain of our financial instruments for which it is practicable to estimate fair value. The carrying values and fair values of these financial instruments were as follows:

		As of September 30, 2026		As of December 31, 2025
(in thousands)	Level in Fair Value Hierarchy	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Liabilities:
Line of credit	3	$153,000	$153,000	$388,000	$388,000
Term loans	3	1,150,000	1,150,000	1,150,000	1,150,000
Mortgage notes	3	2,659,502	2,633,647	3,213,500	3,178,163
Secured financings on investments in real estate debt securities	3	45,128	45,128	72,584	72,584
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
8. STOCKHOLDERS’ EQUITY
Securities Offerings
During the nine months ended September 30, 2026, we raised gross proceeds of $223 million from the sale of 17 million shares of our common stock in our securities offerings, including proceeds from our distribution reinvestment plan (“DRIP”) of $70 million.

Common Stock
The following table describes the number of shares of each class of our common stock authorized and issued and outstanding as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026		December 31, 2025
(in thousands)	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class T-R, $0.01 par value per share	200,000	63,668	200,000	73,828
Class D-R, $0.01 par value per share	75,000	17,115	75,000	17,892
Class I-R, $0.01 par value per share	200,000	164,281	200,000	161,217
Class S-PR, $0.01 par value per share	425,000	19,057	425,000	14,133
Class D-PR, $0.01 par value per share	175,000	209	175,000	83
Class I-PR, $0.01 par value per share	425,000	15,664	425,000	10,017

The following table summarizes the changes in the shares outstanding for each class of common stock for the periods presented below:

(in thousands)	Class T-R Shares	Class D-R Shares	Class I-R Shares	Class S-PR Shares	Class D-PR Shares	Class I-PR Shares	Total Shares
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of June 30, 2025	81,430	18,366	158,737	8,944	21	5,892	273,390
Issuance of common stock:
Primary shares	—	—	—	2,198	9	1,790	3,997
DRIP	471	115	1,036	56	—	48	1,726
Stock grants, net of cancellations	—	—	35	—	—	—	35
Redemptions	(1,910)	(275)	(2,535)	—	—	(11)	(4,731)
Conversions	(2,934)	(4)	2,938	—	—	—	—
Forfeitures	—	—	(4)	—	—	—	(4)
Balance as of September 30, 2025	77,057	18,202	160,207	11,198	30	7,719	274,413
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of June 30, 2026	67,277	17,361	163,181	18,156	146	14,275	280,396
Issuance of common stock:
Primary shares	—	—	—	1,657	66	1,399	3,122
DRIP	401	108	1,055	121	1	96	1,782
Stock grants, net of cancellations	—	—	33	—	—	—	33
Redemptions	(1,370)	(313)	(2,667)	(877)	(4)	(106)	(5,337)
Conversions	(2,640)	(41)	2,681	—	—	—	—
Forfeitures	—	—	(2)	—	—	—	(2)
Balance as of September 30, 2026	63,668	17,115	164,281	19,057	209	15,664	279,994
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025
Balance as of December 31, 2024 (1)	92,626	18,850	154,731	3,451	—	1,316	270,974
Issuance of common stock:
Primary shares	—	—	—	7,992	34	6,014	14,040
DRIP	1,487	346	3,044	110	—	88	5,075
Stock grants, net of cancellations	—	—	179	—	—	—	179
Redemptions	(6,579)	(975)	(8,229)	(14)	—	(44)	(15,841)
Conversions	(10,477)	(19)	10,496	(341)	(4)	345	—
Forfeitures	—	—	(14)	—	—	—	(14)
Balance as of September 30, 2025	77,057	18,202	160,207	11,198	30	7,719	274,413
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026
Balance as of December 31, 2025	73,828	17,892	161,217	14,133	83	10,017	277,170
Issuance of common stock:
Primary shares	—	—	—	5,748	129	5,579	11,456
DRIP	1,253	332	3,155	323	2	257	5,322
Stock grants, net of cancellations	—	—	196	—	—	—	196
Redemptions	(3,784)	(980)	(8,035)	(1,147)	(5)	(189)	(14,140)
Conversions	(7,629)	(129)	7,758	—	—	—	—
Forfeitures	—	—	(10)	—	—	—	(10)
Balance as of September 30, 2026	63,668	17,115	164,281	19,057	209	15,664	279,994
____________________________________________________
(1)There is no data presented for Class D-PR shares as of this date because there were no Class D-PR shares outstanding.

Distributions
The following table summarizes our distribution activity (including distributions to noncontrolling interests and distributions reinvested in shares of our common stock) for each of the quarters ended below:

	Amount
(in thousands, except per share data)	Declared per Common Share (1)	Common Stock Distributions Paid in Cash	Other Cash Distributions (2)	Reinvested in Shares	Distribution Fees (3)	Gross Distributions (4)
2026
September 30	$0.16250	$19,086	$16,486	$24,082	$2,355	$62,009
June 30	0.15750	18,361	16,362	23,364	2,357	60,444
March 31	0.15750	18,134	16,486	23,362	2,377	60,359
Total	$0.47750	$55,581	$49,334	$70,808	$7,089	$182,812
2025
December 31	$0.15750	$17,955	$14,528	$23,148	$2,426	$58,057
September 30	0.15750	17,870	13,558	22,862	2,443	56,733
June 30	0.15000	17,018	13,064	21,474	2,463	54,019
March 31	0.15000	16,726	10,466	21,449	2,475	51,116
Total	$0.61500	$69,569	$51,616	$88,933	$9,807	$219,925
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
(2)Consists of distribution fees paid to Ares Management Capital Markets LLC (the “Dealer Manager”) with respect to OP Units and distributions paid to holders of OP Units and other noncontrolling interest holders.
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
Redemptions
Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders:

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025
Number of shares redeemed	14,140	15,841
Aggregate dollar amount of shares redeemed	$187,081	$203,532
Average redemption price per share	$13.23	$12.85

9. REDEEMABLE NONCONTROLLING INTERESTS
The Operating Partnership’s net income and loss will generally be allocated to the general partner and the limited partners in accordance with the respective percentage interest in the OP Units issued by the Operating Partnership.
The following table summarizes the redeemable noncontrolling interests activity for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
($ and units in thousands)	$	Units	$	Units
Balance at beginning of the year	$102,373	7,819	$105,492	8,227
Distributions to redeemable noncontrolling interests	(3,724)	—	(3,661)	—
Redemptions of redeemable noncontrolling interests	(699)	(53)	(4,063)	(316)
Transfer of redeemable noncontrolling interests	—	—	(1,190)	(92)
Net income (loss) attributable to redeemable noncontrolling interests	4,809	—	(2,716)	—
Change from cash flow hedging activities and available-for-sale debt securities attributable to redeemable noncontrolling interests	480	—	(659)	—
Redemption value allocation adjustment to redeemable noncontrolling interests (1)	600	—	8,558	—
Ending balance	$103,839	7,766	$101,761	7,819
____________________________________________________
(1)Represents the adjustment recorded to mark to the redemption value, which is equivalent to fair value as of September 30, 2026 and 2025.
10. NONCONTROLLING INTERESTS
Third Party Investor OP Units
As of each of September 30, 2026 and December 31, 2025, the Operating Partnership had issued OP Units to third-party investors (which excludes interests held by redeemable noncontrolling interest holders), representing 25% of limited partnership interests. The following table summarizes the number of OP Units issued and outstanding to third-party investors:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Balance at beginning of the period	97,082	61,558
Issuance of units	—	18,244
Transfer of units	—	92
Redemption of units	(3,748)	(1,760)
Balance at end of the period	93,334	78,134
Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units for either: shares of the equivalent class of common stock, cash or a combination of both. If we elect to redeem OP Units for shares of our common stock, we will generally deliver one share of our common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of our share redemption program. If we elect to redeem OP Units for cash, the cash delivered per unit will equal the then-current net asset value (“NAV”) per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of our corresponding class of shares. During the nine months ended September 30, 2026 and 2025, the aggregate amount of OP Units redeemed was $50 million and $23 million, respectively. The estimated maximum redemption value of the aggregate outstanding OP Units issued to third party investors as of September 30, 2026 and December 31, 2025 was $1.2 billion and $1.3 billion (unaudited), respectively.

11. RELATED PARTY TRANSACTIONS
Summary of Fees and Expenses
The table below summarizes the fees and expenses incurred by us for services provided by the Advisor and its affiliates, and by the Dealer Manager related to the services the Dealer Manager provided in connection with our securities offerings and any related amounts payable:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Payable as of
(in thousands)	2026	2025	2026	2025	September 30, 2026	December 31, 2025
Selling commissions and dealer manager fees (1)	$235	$399	$821	$1,276	$—	$—
Ongoing distribution fees (1)(2)	4,708	4,396	14,136	12,816	1,522	1,619
Advisory fee—fixed component	18,988	16,801	54,793	49,939	6,443	5,746
Performance participation allocation	8,515	—	20,327	—	20,327	—
Other fees and expense reimbursements (3)(4)	3,391	3,098	10,484	10,085	7,583	6,478
Property management fee (5)	4,214	2,249	10,488	4,655	1,678	833
DST Program selling commissions, dealer manager fees and distribution fees (1)	1,919	662	4,078	2,068	488	360
Other DST Program related costs (4)	4,033	912	7,100	2,266	139	104
Development fees (6)	612	259	716	470	—	644
Total	$46,615	$28,776	$122,943	$83,575	$38,180	$15,784
____________________________________________________
(1)All or a portion of these amounts will be retained by, or reallowed (paid) to, participating broker-dealers and servicing broker-dealers.
(2)The distribution fees are payable monthly in arrears. Additionally, we accrue for future estimated amounts payable related to ongoing distribution fees. The future estimated amounts payable were $138 million and $142 million as of September 30, 2026 and December 31, 2025, respectively.
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
Certain of the expense reimbursements described in the table above include a portion of the compensation expenses of officers, including a portion of compensation (whether paid in cash, stock, or other forms), benefits and other overhead costs of certain of our named executive officers, as well as employees of the Advisor or its affiliates related to activities for which the Advisor did not otherwise receive a separate fee. We incurred $3 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $10 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively, for such compensation expenses reimbursable to the Advisor.

Related Party Note Payable
In August 2026, we entered into a loan agreement with the AIREIT JV IV Partnership in the amount of $164 million. See “Note 5” for additional information related to our related party note payable.
12. NET INCOME (LOSS) PER COMMON SHARE
The computation of our basic and diluted net income (loss) per share attributable to common stockholders is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders—basic	$271,424	$(40,767)	$174,298	$(92,164)
Net income (loss) attributable to redeemable noncontrolling interests	7,526	(1,174)	4,809	(2,716)
Net income (loss) attributable to noncontrolling interests	90,721	(11,618)	57,197	(23,590)
Net income (loss) attributable to common stockholders—diluted	$369,671	$(53,559)	$236,304	$(118,470)
Weighted-average shares outstanding—basic	280,146	274,139	279,539	272,737
Incremental weighted-average shares outstanding—diluted	101,404	86,029	103,288	80,992
Weighted-average shares outstanding—diluted	381,550	360,168	382,827	353,729
Net income (loss) per share attributable to common stockholders:
Basic	$0.97	$(0.15)	$0.62	$(0.34)
Diluted	$0.97	$(0.15)	$0.62	$(0.34)
13. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental cash flow information and disclosure of non-cash investing and financing activities are as follows:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Supplemental disclosure of non-cash investing and financing activities:
Distributions reinvested in common stock	$70,379	$65,273
Increase in DST Program Loans receivable through sale of DST Interests	79,672	5,496
Issuances of OP Units for DST Interests	—	234,403
(Decrease) increase in distribution fees payable to affiliates	(4,100)	14,856
Increase in accrued capital expenditures	3,087	1,537
Mortgage notes assumed on real estate acquisition at fair value	11,200	—
Increase (decrease) in assets and liabilities from formation of unconsolidated joint venture partnership:
Net investment in real estate properties	$(678,473)	$—
Investments in unconsolidated joint venture partnerships	458,106	—
Other assets	(12,399)	—
Accounts payable and accrued liabilities	(3,043)	—
Debt, net	(600,207)	—
Intangible lease liabilities, net	(2,910)	—
Other liabilities	(3,307)	—

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

	For the Nine Months Ended September 30,
(in thousands)	2026	2025
Beginning of period:
Cash and cash equivalents	$63,037	$25,148
Restricted cash	13,281	3,649
Cash, cash equivalents and restricted cash	$76,318	$28,797
End of period:
Cash and cash equivalents	$24,293	$42,869
Restricted cash	12,160	12,996
Cash, cash equivalents and restricted cash	$36,453	$55,865
14. COMMITMENTS AND CONTINGENCIES
Litigation
From time to time, we and our subsidiaries may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2026, we and our subsidiaries were not involved in any material legal proceedings.
Environmental Matters
A majority of the properties we acquire have been or will be subject to environmental reviews either by us or the previous owners. In addition, we may incur environmental remediation costs associated with certain land parcels we may acquire in connection with the development of land. We have acquired and may in the future acquire certain properties in urban and industrial areas that may have been leased to or previously owned by commercial and industrial companies that discharged hazardous materials. We may purchase various environmental insurance policies to mitigate our exposure to environmental liabilities. We are not aware of any unmitigated environmental liabilities that we believe would have a material adverse effect on our business, financial condition, or results of operations as of September 30, 2026.
Unfunded Commitments
As of September 30, 2026, we had unfunded commitments of $453 million to fund various investments in real estate debt and securities and investments in unconsolidated joint venture partnerships.
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

The following table reflects our total consolidated assets by segment as of September 30, 2026 and December 31, 2025:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Assets:
Industrial real estate	$7,165,047	$7,651,472
Total segment assets	7,165,047	7,651,472
Corporate	674,016	146,955
Total assets	$7,839,063	$7,798,427

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
The following table is a reconciliation of our reported net income (loss) attributable to common stockholders to our net operating income for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income (loss) attributable to common stockholders	$271,424	$(40,767)	$174,298	$(92,164)
Real estate-related depreciation and amortization	77,829	73,862	236,160	224,968
General and administrative expenses	4,587	4,028	13,614	12,690
Advisory fees	18,988	16,801	54,793	49,939
Performance participation allocation	8,515	—	20,327	—
Acquisition costs and reimbursements	(1,263)	771	2,389	1,976
Equity in income from unconsolidated joint venture partnerships	(553)	(27)	(597)	(41)
Interest expense	76,379	69,400	221,108	206,593
Loss on financing obligations	9,608	2,705	20,014	5,025
Loss (gain) on financial assets	824	(146)	954	(769)
Gain on extinguishment of debt and financing obligations, net	—	—	—	(40,840)
Net gain on sale of real estate property	(442,976)	—	(445,585)	—
Other income and expenses	(1,575)	(1,231)	(3,189)	(4,132)
Net income (loss) attributable to redeemable noncontrolling interests	7,526	(1,174)	4,809	(2,716)
Net income (loss) attributable to noncontrolling interests	90,721	(11,618)	57,197	(23,590)
Net operating income	$120,034	$112,604	$356,292	$336,939

The following table sets forth consolidated financial results for the industrial real estate segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Rental revenues	$146,167	$136,004	$432,569	$405,854
Debt-related income	13,053	9,987	39,167	31,325
Rental expenses	(39,186)	(33,387)	(115,444)	(100,240)
Net operating income	$120,034	$112,604	$356,292	$336,939

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
We intend to offer shares of our common stock on a continuous basis, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. We also intend to conduct an ongoing distribution reinvestment plan offering for our stockholders to reinvest distributions in our shares. During the nine months ended September 30, 2026, we raised gross proceeds of $223 million from the sale of 17 million shares of our common stock, including shares issued pursuant to our DRIP. See “Note 8 to the Condensed Consolidated Financial Statements” for information concerning our securities offerings.
Additionally, we have a program to raise capital through private placement offerings by selling DST Interests. During the nine months ended September 30, 2026, we sold $573 million of gross interests related to the DST Program, $80 million of which were financed by DST Program Loans. See “Note 6 to the Condensed Consolidated Financial Statements” for additional detail regarding the DST Program.
As of September 30, 2026, we directly owned and managed a real estate portfolio that included 270 industrial buildings totaling 54 million square feet located in 31 markets throughout the U.S., with 448 customers, and was 90% occupied (91% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.4 years. The occupied rate reflects the square footage with a paying customer in place. The leased rate includes the occupied square footage and additional square footage with leases in place that have not yet commenced. Industrial market fundamentals remain favorable and we continue to evaluate acquisition opportunities within the industrial market to effectively execute our business strategy. As of September 30, 2026, our real estate portfolio included:
•268 industrial buildings totaling 54 million square feet comprised our operating portfolio, which includes stabilized properties, and was 91% occupied (91% leased) with a weighted-average remaining lease term (based on square feet) of approximately 3.5 years; and
•Two industrial buildings totaling 200 thousand square feet comprised our value-add portfolio, which includes buildings acquired with the intention to reposition or redevelop, or buildings recently completed which have not yet reached stabilization. We generally consider a building to be stabilized on the earlier to occur of the first anniversary of a building’s shell completion or a building achieving 90% occupancy.
As of September 30, 2026, we had a $474 million investment in three unconsolidated joint venture partnerships. Unless otherwise noted, these buildings are excluded from the presentation of our portfolio data herein.
As of September 30, 2026, we had seven debt security investments designated as available-for-sale debt securities with a fair value of $65 million and a cumulative unrealized gain of $189 thousand from the acquisition dates. The weighted-average remaining term of our debt securities, which is based on the fully extended maturity date of the instruments, was approximately 2.5 years as of September 30, 2026.

As of September 30, 2026, we had seven debt-related investments comprised of floating-rate senior and mezzanine loans with an aggregate current commitment of $683 million, with a weighted-average remaining term of 1.1 years and a weighted-average interest rate of 7.8%, calculated based on Term SOFR plus a margin. As of September 30, 2026, the outstanding principal amount and fair value were both $578 million.
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
Our valuation procedures, which address specifically each category of our assets and liabilities and are applied separately from the preparation of our financial statements in accordance with GAAP, involve adjustments from historical cost. There are certain factors which cause NAV to be different from total equity or stockholders’ equity on a GAAP basis. Most significantly, the valuation of our real assets, which is the largest component of our NAV calculation, is provided to us by the Independent Valuation Advisor. For GAAP purposes, these assets are generally recorded at depreciated or amortized cost. Another example that will cause our NAV to differ from our GAAP total equity or stockholders’ equity is the straight-lining of rent, which results in a receivable for GAAP purposes that is not included in the determination of our NAV. The fair values of our assets and certain liabilities are determined using widely accepted methodologies and, as appropriate, the GAAP principles within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) under Topic 820, Fair Value Measurements and Disclosures and are used by ALPS in calculating our NAV per share. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. We did not develop our valuation procedures with the intention of complying with fair value concepts under GAAP and, therefore, there could be differences between our fair values and the fair values derived from the principal market or most advantageous market concepts of establishing fair value under GAAP. The aggregate real property valuation of $9.2 billion compares to a GAAP basis of real properties (net of intangible lease liabilities and before accumulated amortization and depreciation) of $7.7 billion, representing a difference of approximately $1.5 billion, or 20%.
As used below, “Fund Interests” means our outstanding shares of common stock, along with OP Units, which may be or were held directly or indirectly by the Advisor, affiliates of the Sponsor and the Advisor and third parties, and “Aggregate Fund NAV” means the NAV of all the Fund Interests.
The following table sets forth the components of Aggregate Fund NAV as of September 30, 2026 and December 31, 2025:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Investments in industrial properties	$9,195,750	$9,573,550
Investments in unconsolidated joint venture partnerships	467,609	14,265
Investments in real estate debt and securities	642,715	693,861
DST Program Loans	108,154	30,372
Total investments	10,414,228	10,312,048
Cash and cash equivalents	24,293	63,037
Restricted cash	12,160	13,281
Other assets	96,728	87,902
Line of credit, term loans and mortgage notes	(3,962,534)	(4,751,552)
Secured financings on investments in real estate debt securities	(45,128)	(72,584)
Related party note payable	(164,163)	—
Financing obligations associated with our DST Program	(1,078,087)	(494,109)
Other liabilities	(169,135)	(141,279)
Accrued performance participation allocation	(20,327)	—
Accrued fixed component of advisory fee	(6,443)	(5,746)
Aggregate Fund NAV	$5,101,592	$5,010,998
Total Fund Interests outstanding	380,735	381,727
The following table sets forth the NAV per Fund Interest as of September 30, 2026:

(in thousands, except per Fund		Class T-R	Class D-R	Class I-R	Class S-PR	Class D-PR	Class I-PR
Interest data)	Total	Shares	Shares	Shares (1)	Shares	Shares	Shares	OP Units
As of September 30, 2026
Monthly NAV	$5,101,592	$853,113	$229,333	$2,196,440	$255,350	$2,795	$209,889	$1,354,672
Fund Interests outstanding	380,735	63,668	17,115	163,922	19,057	209	15,664	101,100
NAV Per Fund Interest	$13.3993	$13.3993	$13.3993	$13.3993	$13.3993	$13.3993	$13.3993	$13.3993
____________________________________________________
(1) Total Class I-R Fund Interests outstanding include vested stock grants only for NAV calculation purposes.
Under GAAP, we record liabilities for ongoing distribution fees that we estimate we may pay in future periods for the Fund Interests. As of September 30, 2026, we estimated approximately $138 million of ongoing distribution fees were potentially payable. We do not deduct the liability for estimated future distribution fees in our calculation of NAV since we intend for our NAV to reflect our estimated value on the date that we determine our NAV. Accordingly, our estimated NAV at any given time does not include consideration of any estimated future distribution fees that may become payable after such date.
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
The valuations of our real properties as of September 30, 2026, excluding certain newly acquired properties that are currently held at cost, which we believe reflects the fair value of such properties, were provided by the Independent Valuation Advisor in accordance with our valuation procedures. Certain key assumptions that were used by the Independent Valuation Advisor in the discounted cash flow analysis are set forth in the following table:

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
Prior to January 31, 2020, we valued our real estate-related liabilities generally in accordance with fair value standards under GAAP. Beginning with our valuation for February 29, 2020, our property-level mortgages, corporate-level credit facilities, and other secured and unsecured debt that are intended to be held to maturity (which for fixed rate debt not subject to interest rate hedges may be the date near maturity at which time the debt will be eligible for prepayment at par for purposes herein), including those subject to interest rate hedges, were valued at par (i.e. at their respective outstanding balances). In addition, because we utilize interest rate hedges to stabilize interest payments (i.e. to fix all-in interest rates through interest rate swaps or to limit interest rate exposure through interest rate caps) on individual loans, each loan and associated interest rate hedge is treated as one financial instrument which is valued at par if intended to be held to maturity. This policy of valuing at par applies regardless of whether any given interest rate hedge is considered as an asset or liability for GAAP purposes. Notwithstanding, if we acquire an investment and assume associated in-place debt from the seller that is above- or below-market, then consistent with how we recognize assumed debt for GAAP purposes when acquiring an asset with pre-existing debt in place, the liabilities used in the determination of our NAV will include the market value of such debt based on market value as of the closing date. The associated premium or discount on such debt as of closing that is reflected in our liabilities will then be amortized through loan maturity. Per our valuation policy, the corresponding investment is valued on an unlevered basis for purposes of determining NAV. Accordingly, all else equal, we would not recognize an immediate gain or loss to our NAV upon acquisition of an investment whereby we assume associated pre-existing debt that is above- or below-market. As of September 30, 2026, we classified all of our debt as intended to be held to maturity, and our liabilities included mark-to-market adjustments for pre-existing debt that we assumed upon acquisition. We currently estimate the fair value of our debt (inclusive of associated interest rate hedges) that was intended to be held to maturity as of September 30, 2026 was $56 million lower than the carrying value used for purposes of calculating our NAV (as described above) for such debt in aggregate; meaning that if we used the fair value of our debt rather than the carrying value used for purposes of calculating our NAV (and treated the associated hedge as part of the same financial instrument), our NAV would have been higher by approximately $56 million, or $0.15 per share, not taking into account all of the other items that impact our monthly NAV, as of September 30, 2026.
Reconciliation of Stockholders’ Equity and Noncontrolling Interests to NAV
The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2026:

(in thousands)	As of September 30, 2026
Total stockholders’ equity	$1,605,253
Noncontrolling interests	535,396
Total equity under GAAP	2,140,649

Adjustments:
Accrued distribution fee (1)	138,365
Redeemable noncontrolling interests (2)	103,839
Unrealized net appreciation (depreciation) on real estate and financial assets and liabilities (3)	1,506,417
Unrealized gain (loss) on investments in unconsolidated joint venture partnerships (4)	(6,707)
Accumulated depreciation and amortization (5)	1,320,551
Other adjustments (6)	(101,522)
Aggregate Fund NAV	$5,101,592
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
Performance
Our NAV increased from $13.13 per share as of December 31, 2025 to $13.40 per share as of September 30, 2026. The increase in NAV was primarily driven by the performance of our real estate portfolio with strong leasing, continued rent growth and stabilizing capital markets.
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

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
As of September 30, 2026	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class T-R Share Total Return (with Sales Charge) (3)	(2.87)%	0.47%	2.09%	1.61%	5.83%	6.96%
Adjusted Class T-R Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.91)%	1.25%	2.74%	0.57%	6.01%	7.03%
Difference	0.04%	(0.78)%	(0.65)%	1.04%	(0.18)%	(0.07)%

Class T-R Share Total Return (without Sales Charge) (3)	1.70%	5.20%	6.90%	3.18%	6.81%	7.51%
Adjusted Class T-R Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.67%	6.02%	7.58%	2.12%	6.99%	7.58%
Difference	0.03%	(0.82)%	(0.68)%	1.06%	(0.18)%	(0.07)%

Class D-R Share Total Return (3)	1.84%	5.63%	7.49%	3.76%	7.40%	8.30%
Adjusted Class D-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.81%	6.45%	8.17%	2.69%	7.58%	8.38%
Difference	0.03%	(0.82)%	(0.68)%	1.07%	(0.18)%	(0.08)%

Class I-R Share Total Return (3)	1.90%	5.81%	7.73%	4.00%	7.66%	8.45%
Adjusted Class I-R Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.86%	6.63%	8.41%	2.93%	7.84%	8.52%
Difference	0.04%	(0.82)%	(0.68)%	1.07%	(0.18)%	(0.07)%

Class S-PR Share Total Return (with Sales Charge) (3)	(2.89)%	0.41%	2.01%	n/a	n/a	4.74%
Adjusted Class S-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	(2.93)%	1.19%	2.66%	n/a	n/a	4.29%
Difference	0.04%	(0.78)%	(0.65)%	n/a	n/a	0.45%

			One-Year
	Trailing		(Trailing	Three-Year	Five-Year	Since Inception
As of September 30, 2026	Three-Months (1)	Year-to-Date (1)	12-Months) (1)	Annualized (1)	Annualized (1)	Annualized (1)(2)(3)
Class S-PR Share Total Return (without Sales Charge) (3)	1.68%	5.14%	6.82%	n/a	n/a	7.09%
Adjusted Class S-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.65%	5.96%	7.50%	n/a	n/a	6.63%
Difference	0.03%	(0.82)%	(0.68)%	n/a	n/a	0.46%

Class D-PR Share Total Return (with Sales Charge) (3)	0.31%	4.03%	5.85%	n/a	n/a	6.91%
Adjusted Class D-PR Share Total Return (with Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	0.27%	4.84%	6.52%	n/a	n/a	6.41%
Difference	0.04%	(0.81)%	(0.67)%	n/a	n/a	0.50%

Class D-PR Share Total Return (without Sales Charge) (3)	1.84%	5.61%	7.46%	n/a	n/a	7.84%
Adjusted Class D-PR Share Total Return (without Sales Charge) (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.80%	6.43%	8.14%	n/a	n/a	7.34%
Difference	0.04%	(0.82)%	(0.68)%	n/a	n/a	0.50%

Class I-PR Share Total Return (3)	1.90%	5.81%	7.73%	n/a	n/a	8.01%
Adjusted Class I-PR Share Total Return (continued inclusion of mark-to-market adjustments for borrowing-related interest rate hedge and debt instruments) (4)	1.86%	6.63%	8.41%	n/a	n/a	7.54%
Difference	0.04%	(0.82)%	(0.68)%	n/a	n/a	0.47%
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
During the third quarter of 2026, the U.S. economy continued to expand, supported by resilient consumer spending and low levels of unemployment despite heightened geopolitical tensions and increased inflation measures. Against this backdrop, the Federal Reserve adopted a more restrictive monetary policy, raising the federal funds rate by 25 basis points in September 2026 and signaling the potential for additional future rate increases. Uncertainty remains regarding the timing, magnitude and pace of future monetary policy adjustments.
Amid evolving central bank policy, persistent inflation and continued economic expansion, market interest rates moved higher during the third quarter of 2026, with the 10-Year U.S. Treasury yield increasing by more than 80 basis points. The resulting increase in borrowing costs moderated commercial real estate transaction activity. Property valuations in the third quarter of 2026, however, remain relatively stable, supported by limited new supply and new construction starts at or near 10-year lows. Specifically, industrial property demand is reaccelerating with net absorption tracking to be the highest since 2023.
Rising operating costs continue to place pressure on cash flow performance across many real estate property types. Triple net leases within the industrial sector help offset some of these effects. Additionally, the sector experienced significant new supply coming out of the pandemic which has caused vacancy rates to rise off historical lows and rent growth to moderate. Offsetting new deliveries has been a significant decline in new industrial construction starts driven by higher interest rates. Ultimately, this lack of new future inventory may result in a shortage of contemporary, in-demand properties in the years to come, furthering the disparity between supply and demand dynamics. In addition, there is a significant amount of unspent capital targeting commercial real estate properties that could support values and elevate transaction activities. Property valuations and capitalization rates remained steady and we believe certain of these market trends will be offset by continued strong operating fundamentals of industrial real estate, such as positive rent growth and historically low vacancy rates.
Uncertainty around U.S. economic and foreign policies, international relations and their potential effect on the U.S. economy has increased risk. Should the risks from these factors become more acute, the commercial real estate market may be adversely affected.
We believe our portfolio is well-positioned in this market environment. However, there is no guarantee that our outlook will remain positive for the long-term, especially if leasing fundamentals weaken in the future.
RESULTS OF OPERATIONS
Summary of 2026 Activities
During the nine months ended September 30, 2026, we completed the following activities:
•Our NAV increased to $13.40 per share as of September 30, 2026 from $13.13 per share as of December 31, 2025. See “Item 2. Management’s Discussion and Analysis—Performance” above for additional information regarding this increase.

•We raised $223 million of gross equity capital from our securities offerings. Additionally, we raised $573 million of gross capital through private placement offerings by selling DST Interests, $80 million of which were financed by DST Program Loans. We redeemed 14 million shares of our common stock for an aggregate dollar amount of $187 million. Additionally, we redeemed 4 million OP Units of noncontrolling interests and redeemable noncontrolling interests for an aggregate dollar amount of $50 million.

•We acquired 15 industrial buildings totaling 2 million square feet and one land parcel for an aggregate purchase price of $434 million. We also assumed a fixed-rate mortgage note in connection with one of the acquisitions with a fair value of $11 million and outstanding principal of $11 million as of the acquisition date.

•We sold one industrial building for net proceeds of $18 million and a recorded net gain on sale of $3 million.

•The AIREIT JV IV Partnership was established in which we hold a 51% interest. As part of the formation of the AIREIT JV IV Partnership, we contributed 14 industrial buildings, debt, and related assets and liabilities into the joint venture for net cash proceeds of $66 million and a net gain on sale of $443 million.

•We completed the development of one industrial building totaling 60 thousand square feet.

•We leased 3 million square feet of new and future leases and 4 million square feet of renewals through 75 separate transactions with an average annual base rent of $9.26 per square foot.

•We amended our existing secured floating-rate mortgage note to increase the aggregate term commitments from $209 million to $260 million. The amendment also extended the maturity date of the mortgage note to August 2028, which may be further extended pursuant to three one-year extension options, subject to certain conditions. The effective interest rate for the mortgage note is calculated based on term SOFR plus a margin of 1.50%, depending on our consolidated leverage ratio. We also entered into an associated interest rate swap with a notional amount of $248 million, which effectively fixes term SOFR at 3.00% and results in an all-in interest rate of 4.60% as of September 30, 2026.

Portfolio Information
As of September 30, 2026 and December 31, 2025, our owned and managed portfolio was as follows:

	As of
(square feet in thousands)	September 30, 2026	December 31, 2025
Portfolio data:
Total buildings	270	269
Total rentable square feet	54,313	57,403
Total number of customers	448	440
Percent occupied of operating portfolio (1)	91%	91%
Percent occupied of total portfolio (1)	90%	91%
Percent leased of operating portfolio (1)	91%	91%
Percent leased of total portfolio (1)	91%	91%
____________________________________________________
(1)See “Overview—General” above for a description of our operating portfolio and our total portfolio (which includes our operating and value-add portfolios) and for a description of the occupied and leased rates.

Results for the Three and Nine Months Ended September 30, 2026 Compared to Prior Periods
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026, and for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	For the Three Months Ended			For the Nine Months Ended
(in thousands, except per share data)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Revenues:
Rental revenues	$146,167	$145,687	$480	$432,569	$405,854	$26,715
Debt-related income	13,053	12,786	267	39,167	31,325	7,842
Total revenues	159,220	158,473	747	471,736	437,179	34,557
Operating expenses:
Rental expenses	39,186	38,678	508	115,444	100,240	15,204
Real estate-related depreciation and amortization	77,829	79,022	(1,193)	236,160	224,968	11,192
General and administrative expenses	4,587	4,146	441	13,614	12,690	924
Advisory fees	18,988	18,139	849	54,793	49,939	4,854
Performance participation allocation	8,515	11,812	(3,297)	20,327	—	20,327
Acquisition costs and reimbursements	(1,263)	2,070	(3,333)	2,389	1,976	413
Total operating expenses	147,842	153,867	(6,025)	442,727	389,813	52,914
Other income (expenses):
Equity in income from unconsolidated joint venture partnerships	553	16	537	597	41	556
Interest expense	(76,379)	(74,218)	(2,161)	(221,108)	(206,593)	(14,515)
Loss on financing obligations	(9,608)	(3,858)	(5,750)	(20,014)	(5,025)	(14,989)
(Loss) gain on financial assets	(824)	(103)	(721)	(954)	769	(1,723)
Gain on extinguishment of debt and financing obligations, net	—	—	—	—	40,840	(40,840)
Net gain on sale of real estate property	442,976	2,609	440,367	445,585	—	445,585
Other income and expenses	1,575	1,152	423	3,189	4,132	(943)
Total other income expenses	358,293	(74,402)	432,695	207,295	(165,836)	373,131
Net income (loss)	369,671	(69,796)	439,467	236,304	(118,470)	354,774
Net (income) loss attributable to redeemable noncontrolling interests	(7,526)	1,421	(8,947)	(4,809)	2,716	(7,525)
Net (income) loss attributable to noncontrolling interests	(90,721)	17,467	(108,188)	(57,197)	23,590	(80,787)
Net income (loss) attributable to common stockholders	$271,424	$(50,908)	$322,332	$174,298	$(92,164)	$266,462
Weighted-average shares outstanding—basic	280,146	279,867	279	279,539	272,737	6,802
Weighted-average shares outstanding—diluted	381,550	383,695	(2,145)	382,827	353,729	29,098
Net income (loss) attributable to common stockholders per common share—basic and diluted	$0.97	$(0.18)	$1.15	$0.62	$(0.34)	$0.96

Total Revenues. In aggregate, total revenues increased by $1 million for the three months ended September 30, 2026, as compared to the previous quarter. Total revenues increased by $35 million for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the factors described below.
Rental Revenues. Rental revenues are comprised of rental income, straight-line rent, and amortization of above- and below-market lease assets and liabilities. Rental revenues increased by $480 thousand for the three months ended September 30, 2026 as compared to the previous quarter.
Rental revenues increased by $27 million for the nine months ended September 30, 2026, as compared to the same period in 2025, driven by increases in non-same store revenues related to growth in our portfolio, as well as increased market rents and recoverable expenses in our same-store portfolio, partially offset by a decrease in occupancy. See “Same Store Portfolio Results of Operations” below for further detail on same store revenues.
Debt-Related Income. Debt-related income is comprised of interest income, origination fees and amortization related to our debt-related investments and debt securities. Total debt-related income remained consistent for the three months ended September 30, 2026 as compared to the previous quarter.

Total debt-related income increased by $8 million for the nine months ended September 30, 2026, as compared to the same period in 2025, driven by the growth in our portfolio of investments in real estate debt since September 30, 2025.

Rental Expenses. Rental expenses include certain property operating expenses typically reimbursed by our customers, such as real estate taxes, property insurance, property management fees, repair and maintenance, and utilities. Leases that are structured on a “triple net basis,” in which customers pay their proportionate share of real estate taxes, insurance, common area maintenance, and certain other operating costs, account for 99% of our total leased portfolio, based on number of leases. Total rental expenses increased by $1 million for the three months ended September 30, 2026, as compared to the previous quarter, due to an increase in real estate taxes and certain repair and maintenance expenses in our same store portfolio, offset by decreased expenses in our non-same store portfolio related to the contribution of buildings to an unconsolidated joint venture partnership.
Total rental expenses increased by $15 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due to increased property taxes and certain repair and maintenance expenses in our same store portfolio, as well as the increase in non-same store expenses related to the growth in our portfolio. See “Same Store Portfolio Results of Operations” below for further details of the same store expenses.
Real Estate-Related Depreciation and Amortization. In aggregate, real estate-related depreciation and amortization expense decreased by $1 million for the three months ended September 30, 2026, as compared to the previous quarter, due to the contribution of buildings to an unconsolidated joint venture partnership.
Real estate-related depreciation and amortization expense increased by $11 million for the nine months ended September 30, 2026, compared to the same period in 2025, primarily due to growth in our portfolio and the stabilization of buildings during 2025.
Other Remaining Operating Expenses. In aggregate, the remaining operating expenses decreased by $5 million for the three months ended September 30, 2026, as compared to the previous quarter, primarily due to a decrease in performance participation allocation expense of $3 million and a decrease in acquisition costs and reimbursements of $3 million, partially offset by a $1 million increase in advisory fees.
In aggregate, the remaining operating expenses increased by $27 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to the performance participation allocation of $20 million, while no performance participation allocation expense was recognized during the same period in 2025, an increase in advisory fees of $5 million, and an increase in general and administrative expenses of $1 million.
Other Income and Expenses. In aggregate, the remaining items that comprise our net income (loss) had a $433 million effect on our net income (loss) for the three months ended September 30, 2026, as compared to the previous quarter, primarily due to the following:
•a $443 million net gain on sale of real estate property related to the formation of the AIREIT JV IV Partnership during the three months ended September 30, 2026.
Partially offset by:
•a loss on financing obligations of $10 million for the three months ended September 30, 2026, compared to a loss on financing obligations of $4 million for the previous quarter; and
•a $2 million increase in interest expense for the three months ended September 30, 2026 driven by increased master lease payments recorded as interest expense associated with our DST Program, partially offset by a decrease in consolidated indebtedness interest expense related to our borrowing and hedging activity.
In aggregate, the remaining items that comprise our net income (loss) had a $373 million effect on our net income (loss) for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the following:
•a $446 million net gain on sale of real estate property for the nine months ended September 30, 2026, while no properties were sold during the same period in 2025.
Partially offset by:

•a $41 million net gain on extinguishment of debt and financing obligations resulting from the exercise of a purchase option for certain properties in our DST Program during the nine months ended September 30, 2025;
•a $20 million loss on financing obligations for the nine months ended September 30, 2026, compared to a loss on financing obligations of $5 million for the same period in 2025; and
•a $15 million increase in interest expense for the nine months ended September 30, 2026 compared to the same period in 2025, driven by an increase in consolidated indebtedness interest expense related to our borrowing and hedging activity.
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
The same store operating portfolio for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026 presented below included 254 buildings totaling 52 million square feet owned as of January 1, 2026, which represented 97% of total rentable square feet, 89% of total rental revenues, and 89% of net operating income for the three months ended September 30, 2026. The same store operating portfolio for nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 presented below included 237 buildings totaling 49 million square feet owned as of January 1, 2025, which represented 92% of total rentable square feet, 83% of total rental revenues, and 83% of net operating income for the nine months ended September 30, 2026.

The following table reconciles GAAP net income (loss) to same store property NOI for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026, and the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Net income (loss) attributable to common stockholders	$271,424	$(50,908)	$174,298	$(92,164)
Debt-related income	(13,053)	(12,786)	(39,167)	(31,325)
Real estate-related depreciation and amortization	77,829	79,022	236,160	224,968
General and administrative expenses	4,587	4,146	13,614	12,690
Advisory fees	18,988	18,139	54,793	49,939
Performance participation allocation	8,515	11,812	20,327	—
Acquisition costs and reimbursements	(1,263)	2,070	2,389	1,976
Equity in income from unconsolidated joint venture partnerships	(553)	(16)	(597)	(41)
Interest expense	76,379	74,218	221,108	206,593
Loss on financing obligations	9,608	3,858	20,014	5,025
Loss (gain) on financial assets	824	103	954	(769)
Gain on extinguishment of debt and financing obligations, net	—	—	—	(40,840)
Net gain on sale of real estate property	(442,976)	(2,609)	(445,585)	—
Other income and expenses	(1,575)	(1,152)	(3,189)	(4,132)
Net income (loss) attributable to redeemable noncontrolling interests	7,526	(1,421)	4,809	(2,716)
Net income (loss) attributable to noncontrolling interests	90,721	(17,467)	57,197	(23,590)
Property net operating income	$106,981	$107,009	$317,125	$305,614
Less: Non-same store property NOI	11,613	12,368	53,081	41,664
Same store property NOI	$95,368	$94,641	$264,044	$263,950

The following table includes a breakout of our results for our same store portfolio for rental revenues, rental expenses and property NOI for the three months ended September 30, 2026 as compared to the three months ended June 30, 2026 and for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025:

	For the Three Months Ended			For the Nine Months Ended
(in thousands)	September 30, 2026	June 30, 2026	Change	September 30, 2026	September 30, 2025	Change
Rental revenues:
Same store operating properties	$130,632	$128,942	$1,690	$360,454	$352,050	$8,404
Other properties	15,535	16,745	(1,210)	72,115	53,804	18,311
Total rental revenues	146,167	145,687	480	432,569	405,854	26,715
Rental expenses:
Same store operating properties	(35,264)	(34,301)	(963)	(96,410)	(88,100)	(8,310)
Other properties	(3,922)	(4,377)	455	(19,034)	(12,140)	(6,894)
Total rental expenses	(39,186)	(38,678)	(508)	(115,444)	(100,240)	(15,204)
Net operating income:
Same store operating properties	95,368	94,641	727	264,044	263,950	94
Other properties	11,613	12,368	(755)	53,081	41,664	11,417
Total property net operating income	$106,981	$107,009	$(28)	$317,125	$305,614	$11,511

Rental Revenues. Same store rental revenues increased by $2 million for the three months ended September 30, 2026, as compared to the previous quarter, due to an increase in market rents and the receipt of an early termination fee from a customer, partially offset by a decrease in occupancy. Non-same store rental revenues decreased by $1 million for the three months ended September 30, 2026, as compared to the previous quarter, due to the contribution of 14 buildings to an unconsolidated joint venture partnership.
Same store rental revenues increased by $8 million for the nine months ended September 30, 2026 as compared to the same period in 2025, due to a decrease in bad debt and increases in market rents and recovery revenues. Non-same store rental revenues increased by $18 million for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to the acquisition or completion of 30 buildings and the stabilization of an additional three buildings since January 1, 2025.
Rental Expenses. Same store rental expenses increased by $1 million for the three months ended September 30, 2026, as compared to the previous quarter, primarily due to increased property taxes. Non-same store rental expenses decreased by $455 thousand for the three months ended September 30, 2026, as compared to the previous quarter, due to the contribution of 14 buildings to an unconsolidated joint venture partnership.
Same store rental expenses increased by $8 million for the nine months ended September 30, 2026, as compared to the same period in 2025, primarily due to increased property taxes and certain nonrecoverable expenses. Non-same store rental expenses increased by $7 million for the nine months ended September 30, 2026, as compared to the same period in 2025, due to the growth in our non-same store portfolio described above.
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

The following unaudited table presents a reconciliation of GAAP net income (loss) to FFO and AFFO:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025	2026	2025
GAAP net income (loss)	$369,671	$(53,559)	$236,304	$(118,470)
Weighted-average shares outstanding—diluted	381,550	360,168	382,827	353,729
GAAP net income (loss) per common share—diluted	$0.97	$(0.15)	$0.62	$(0.34)
Adjustments to arrive at FFO:
Real estate-related depreciation and amortization	77,829	73,862	236,160	224,968
Net gain on sale of real estate property	(442,976)	—	(445,585)	—
Our share of adjustments from unconsolidated joint venture partnerships	62	62	187	187
FFO	$4,586	$20,365	$27,066	$106,685
FFO per common share—diluted	$0.01	$0.06	$0.07	$0.30
Adjustments to arrive at AFFO:
Performance-based incentive fee expense	8,515	—	20,327	—
Unrealized loss (gain) on financial instruments (1)	10,283	5,365	20,931	(30,344)
Our share of adjustments from unconsolidated joint venture partnerships	(381)	—	(381)	—
AFFO	$23,003	$25,730	$67,943	$76,341
____________________________________________________
(1)Unrealized loss (gain) on financial instruments relates to mark-to-market changes on our derivatives not designated as cash flow hedges, mark-to-market changes on our DST Program Loans for which we have elected the fair value option and gains or losses on our financing obligations.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Our primary sources of capital for meeting our cash requirements are net proceeds from our securities offerings, including proceeds from the sale of shares offered through our DRIP, debt financings, and cash generated from operating activities. Our principal uses of funds are, and will be, for the acquisition of properties and other investments, capital expenditures, operating expenses, payments under our debt obligations, distributions to our stockholders, redemption payments and payments pursuant to the master lease agreements related to the properties in our DST Program. Over time, we intend to fund a majority of our cash needs for items other than asset acquisitions, including the repayment of debt and capital expenditures, from operating cash flows and refinancings. Our primary material cash requirements for the next 12 months relate to our unfunded commitments on our debt-related investments and unconsolidated joint venture partnerships, our indebtedness, future minimum lease payments associated with our DST Program, redemptions, and the fixed component of the advisory fee. As of September 30, 2026, we had outstanding line of credit, term loan and mortgage note borrowings with varying maturities for an aggregate principal amount of $4.0 billion, with $2.5 billion becoming payable within the next 12 months, excluding extension options. We expect to address these upcoming maturities through refinancing, extensions, or other available sources of liquidity. The term of our $590 million mortgage note that expires in July 2027 may be extended pursuant to two one-year extension options, subject to certain conditions, and the term of our $564 million mortgage note that matures in April 2027 and our $260 million mortgage note with borrowings of $248 million that matures in August 2028 may each be extended pursuant to three one-year extension options, subject to certain conditions. Additionally, the term of our $222 million mortgage note with borrowings of $204 million that matures in May 2027 may be extended pursuant to two one-year extension options, subject to certain conditions. As of September 30, 2026, we had $54 million of future minimum lease payments related to the properties in our DST Program due in the next 12 months. We also had $453 million in unfunded commitments related to our investments in unconsolidated joint venture partnerships and our investments in real estate debt and securities as of September 30, 2026. In addition, we had $19 million of projected development costs to be incurred within the next 12 months. We expect to be able to pay our interest expense and rent obligations over the next 12 months and beyond through operating cash flows and/or borrowings.
During the nine months ended September 30, 2026, we raised $223 million of gross equity capital from our securities offerings and redemptions of common stock amounted to $187 million. As of September 30, 2026, we had cash and cash equivalents of $24 million and leverage of 40%, calculated as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities and related party notes payable, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. See “—Capital Resources and Uses of Liquidity—Offering Proceeds” for further information concerning capital raised thus far in 2026. As of September 30, 2026, we owned and managed a real estate portfolio that included 270 industrial buildings totaling 54 million square feet, with a diverse roster of 448 customers, large and small, spanning a multitude of industries and sectors across 31 markets, with a strategic weighting towards top tier markets where we have historically seen the lowest volatility combined with positive returns over time. Our portfolio was 90% occupied (91% leased) with a weighted-average remaining lease term (based on square feet) of 3.4 years.
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
Cash Flows. The following table summarizes our cash flows, as determined on a GAAP basis, for the following periods:

	For the Nine Months Ended September 30,
(in thousands)	2026	2025	Change
Total cash provided by (used in):
Operating activities	$94,942	$83,051	$11,891
Investing activities	(319,633)	(205,803)	(113,830)
Financing activities	184,826	149,820	35,006
Net (decrease) increase in cash, cash equivalents and restricted cash	$(39,865)	$27,068	$(66,933)
Net cash provided by operating activities during the nine months ended September 30, 2026 increased by $12 million as compared to the same period in 2025, primarily due to (i) the $12 million increase in property net operating income and (ii) an $8 million increase in debt-related income, offset by a $15 million increase in interest expense.
Net cash used in investing activities increased by $114 million for the nine months ended September 30, 2026 as compared to the same period in 2025, primarily due to (i) a net increase in acquisition activity of $211 million, (ii) a $6 million net decrease in the collection of principal on available-for-sale securities and debt-related investments, and (iii) a net decrease of $2 million in distributions from joint venture partnerships, partially offset by (a) proceeds from the disposition of real estate properties of $84 million, (b) a $12 million net decrease in investments in debt-related investments, and (c) a $9 million net decrease in capital expenditures.
Net cash provided by financing activities increased by $35 million during the nine months ended September 30, 2026, as compared to the same period in 2025, primarily driven by (i) a net increase in proceeds from the issuance of common stock and financing obligations of $296 million, (ii) a $10 million net decrease in interest rate cap and swap premiums and debt issuance costs paid, and (iii) a $4 million decrease in cash payout of DST Interests, partially offset by (a) a $248 million net decrease in borrowings, (b) a net increase in distributions paid to common stockholders, redeemable noncontrolling interest holders and noncontrolling interest holders and distribution fees paid to affiliates of $18 million and (c) a net increase in redemptions of $8 million.

Capital Resources and Uses of Liquidity
In addition to our cash and cash equivalents balances available, our capital resources and uses of liquidity are as follows:
Line of Credit and Term Loans. As of September 30, 2026, we had an aggregate of $2.2 billion of commitments under our credit agreements, including $1.0 billion under our line of credit and $1.2 billion under our two term loans. As of that date, we had $153 million outstanding under our line of credit with an effective interest rate of 3.32%, which includes the effect of interest rate cap agreements. Additionally, as of September 30, 2026, we had $1.2 billion outstanding under our term loans with an effective interest rate of 3.61%, which includes the effect of the interest rate swap agreements and interest rate cap agreements. The unused and available portions under our line of credit were both $847 million as of September 30, 2026. Our $1.0 billion line of credit matures in March 2029 and may be extended pursuant to a one-year extension option, subject to continuing compliance with certain financial covenants and other customary conditions. Our $550 million term loan matures in March 2027. Our $600 million term loan matures in March 2028, and may be extended pursuant to two one-year extension options, subject to continuing compliance with certain financial covenants and other customary conditions. Our line of credit and term loan borrowings are available for general corporate purposes including, but not limited to, the acquisition and operation of permitted investments by us. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding our line of credit and term loans.
Mortgage Notes. As of September 30, 2026, we had property-level borrowings of $2.7 billion of principal outstanding with a weighted-average remaining term of 1.4 years, excluding any extension options on certain of our mortgage notes. These borrowings are secured by mortgages or deeds of trust and related assignments and security interests in the collateralized properties, and had a weighted-average interest rate of 4.85%. Refer to “Note 5 to the Condensed Consolidated Financial Statements” for additional information regarding the mortgage notes.
Debt Covenants. Our line of credit, term loan and mortgage note agreements contain various property-level covenants, including customary affirmative and negative covenants. In addition, the agreements governing our line of credit and term loans contain certain corporate level financial covenants, including leverage ratio, fixed charge coverage ratio, and tangible net worth thresholds. These covenants may limit our ability to incur additional debt, to make borrowings under our line of credit, or to pay distributions. We were in compliance with all of our debt covenants as of September 30, 2026.
Leverage. We use financial leverage to provide additional funds to support our investment activities. We may finance a portion of the purchase price of any real estate asset that we acquire with borrowings on short or long-term basis from banks, institutional investors and other lenders. We calculate our leverage for reporting purposes as outstanding principal balance of our borrowings, including secured financings on investments in real estate debt securities and related party notes payable, less cash and cash equivalents, divided by the fair value of our real property, net investments in unconsolidated joint venture partnerships and investments in real estate debt and securities not associated with the DST Program, as determined in accordance with our valuation procedures. We had leverage of 40% as of September 30, 2026. Our management expects that as we deploy capital going forward, our leverage will near approximately 50%. Due to changes in interest rates and increased market volatility, the cost of financing or refinancing our purchase of assets may affect returns generated by our investments. Additionally, these factors may cause our borrowing capacity to be reduced, which could similarly delay or reduce benefits to our stockholders.
Future Minimum Lease Payments Related to the DST Program. As of September 30, 2026, we had $1.0 billion of future minimum lease payments related to the DST Program. The underlying interests of each property that is sold to investors pursuant to the DST Program are leased back by an indirect wholly-owned subsidiary of the Operating Partnership on a long-term basis of up to 29 years.
Offering Proceeds. For the nine months ended September 30, 2026, aggregate gross proceeds raised from our securities offerings, including proceeds raised through our DRIP, were $223 million ($218 million net of direct selling costs).
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
For the fourth quarter of 2026, our board of directors authorized monthly distributions to all common stockholders of record as of the close of business on the last business day of each month, or October 30, 2026, November 30, 2026 and December 31, 2026 (each a “Distribution Record Date”). The distributions were authorized at a monthly rate of $0.05500 per share for each class of our common stock, less the respective distribution fees that are payable monthly with respect to Class T-R shares, Class D-R shares, Class S-PR shares and Class D-PR shares. Distributions for each month of the fourth quarter of 2026 have been or will be paid in cash or reinvested in shares of our common stock for those electing to participate in our DRIP following the close of business on the respective Distribution Record Date applicable to such monthly distributions.
There can be no assurances that the current distribution rate or amount per share will be maintained. In the near-term, we expect that we may need to continue to rely on sources other than cash flows from operations, as determined on a GAAP basis, to pay distributions, which, if insufficient, could negatively impact our ability to pay such distributions. In certain years and certain individual quarters, total distributions were not fully funded by cash flows from operations. In such cases, the shortfalls were funded from DRIP or other sources.
The following table outlines sources used, as determined on a GAAP basis, to pay total gross distributions (which are paid in cash or reinvested in shares of our common stock through our DRIP) for the periods indicated below:

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2026		September 30, 2025
($ in thousands)	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$112,004	61%	$96,083	59%
Reinvested in shares	70,808	39	65,785	41
Total	$182,812	100%	$161,868	100%
Sources of Distributions
Cash flows from operating activities	$94,942	52%	$83,051	51%
Other sources (2)	17,062	9	13,032	8
DRIP (3)	70,808	39	65,785	41
Total	$182,812	100%	$161,868	100%
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
For the nine months ended September 30, 2026 and 2025, our FFO was $27 million and $107 million, respectively, compared to total gross distributions of $183 million and $162 million, respectively. FFO is a non-GAAP operating metric and should not be used as a liquidity measure. However, management believes the relationship between FFO and distributions may be meaningful for investors to better understand the sustainability of our operating performance compared to distributions made. Refer to “Additional Measures of Performance” above for the definition of FFO, as well as a detailed reconciliation of our GAAP net income (loss) to FFO.
Refer to “Note 8 to the Condensed Consolidated Financial Statements” for further detail on our distributions.
Redemptions. Below is a summary of redemptions pursuant to our share redemption program for the nine months ended September 30, 2026 and 2025. All eligible redemption requests were fulfilled for the periods presented. Eligible redemption requests are requests submitted in good order by the request submission deadline set forth in the share redemption program. Our board of directors may make exceptions to, modify or suspend our current share redemption program if it deems such action to be in the best interest of our stockholders. See Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds—Share Redemption Program,” for detail regarding our share redemption program.

	For the Nine Months Ended September 30,
(in thousands, except per share data)	2026	2025
Number of shares redeemed	14,140	15,841
Aggregate dollar amount of shares redeemed	$187,081	$203,532
Average redemption price per share	$13.23	$12.85
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
CRITICAL ACCOUNTING ESTIMATES
Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our unaudited condensed consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our condensed consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. For a detailed description of our critical accounting estimates, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2025 Form 10-K. As of September 30, 2026, our critical accounting estimates have not changed from those described in our 2025 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have been and may continue to be exposed to the impact of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows, and optimize overall borrowing costs. To achieve these objectives, we plan to borrow on a fixed interest rate basis and utilize interest rate swap and cap agreements on certain variable interest rate debt in order to limit the effects of changes in interest rates on our results of operations. As of September 30, 2026, our consolidated debt outstanding consisted of borrowings under our line of credit, term loans and mortgage notes. In addition, we plan to purchase or originate variable rate debt investments, which can offset interest rate risk associated with our variable interest rate consolidated debt.
Fixed Interest Rate Debt. As of September 30, 2026, our fixed interest rate debt consisted of $600 million of borrowings under our two term loans, which were effectively fixed through the use of interest rate swap agreements, and $1.2 billion of principal borrowings under seven of our mortgage notes. In total, our fixed interest rate debt represented 46% of our total consolidated debt as of September 30, 2026. The impact of interest rate fluctuations on our consolidated fixed interest rate debt will generally not affect our future earnings or cash flows unless such borrowings mature, are otherwise terminated or payments are made on the principal balance. However, interest rate changes could affect the fair value of our fixed interest rate debt. As of September 30, 2026, the fair value and the carrying value of our consolidated fixed interest rate debt, excluding the values of hedges, were $1.8 billion and $1.8 billion, respectively. The fair value estimate of our fixed interest rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated on September 30, 2026. Given we generally expect to hold our fixed interest rate debt to maturity or until such debt instruments otherwise open up for prepayment at par, and the amounts due under such debt instruments should be limited to the outstanding principal balance and any accrued and unpaid interest at such time, we do not expect that any resulting change in fair value of our fixed interest rate debt due to market fluctuations in interest rates would have a significant impact on our operating cash flows.
Variable Interest Rate Debt. As of September 30, 2026, our consolidated variable interest rate debt consisted of $153 million under our line of credit, $550 million under our term loans, and $1.4 billion under three of our mortgage notes, which represented 54% of our total consolidated debt. Interest rate changes on the variable portion of our consolidated variable-rate debt could impact our future earnings and cash flows, but would not significantly affect the fair value of such debt. As of September 30, 2026, we were exposed to market risks related to fluctuations in interest rates on $2.1 billion of consolidated borrowings; however, all of these borrowings are capped through the use of interest rate cap agreements. A hypothetical 25 basis points increase in the all-in interest rate on the outstanding balance of our consolidated variable interest rate debt as of September 30, 2026 would not have an effect on our annual interest expense as all of our variable interest rate borrowings are capped. In addition, we have originated variable rate debt-related investments with aggregate current commitments of $683 million and aggregate outstanding principal of $578 million as of September 30, 2026, which can offset the interest rate risk associated with our variable rate borrowings.
Derivative Instruments. As of September 30, 2026, we had 23 outstanding derivative instruments with a total current notional amount of $3.5 billion outstanding and effective. These derivative instruments were comprised of interest rate swaps and interest rate caps that were designed to mitigate the risk of future interest rate increases by either providing a fixed interest rate or capping the variable interest rate for a limited, pre-determined period of time. See “Note 5 to the Condensed Consolidated Financial Statements” for further detail on our derivative instruments. We are exposed to credit risk of the counterparty to our interest rate cap and swap agreements in the event of non-performance under the terms of the agreements. If we were not able to replace these caps or swaps in the event of non-performance by the counterparty, we would be subject to variability of the interest rate on the amount outstanding under our debt that is fixed or capped through the use of the swaps or caps, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction of our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2026, we issued and sold 2 million Class S-PR shares, 1 million Class I-PR shares and 67 thousand Class D-PR shares, and generated gross aggregate proceeds of $45 million in connection with the private offering. During the three months ended September 30, 2026, aggregate upfront selling commissions and dealer manager fees of $235 thousand were paid in connection with the private offering.
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

The table below summarizes the redemption activity for the three months ended September 30, 2026, for which all eligible redemption requests were redeemed in full:

			Total Number of Shares	Maximum Number of
		Average Price	Redeemed as Part of	Shares That May Yet Be
	Total Number of	Paid per	Publicly Announced	Redeemed Under the
(shares in thousands)	Shares Redeemed	Share Requested (1)	Plans or Programs	Plans or Programs (2)
For the Month Ended
July 31, 2026	1,963	$13.29	1,963	—
August 31, 2026	1,782	13.31	1,782	—
September 30, 2026 (3)	1,592	13.35	1,592	—
Total	5,337	$13.31	5,337	—
____________________________________________________
(1)Amount represents the average price paid to investors upon redemption.
(2)We limit the number of shares that may be redeemed per calendar quarter under the share redemption program as described above.
(3)Redemption requests accepted in September 2026 are considered redeemed on October 1, 2026 for accounting purposes and, as a result, are not included in the table above. This differs from how we treat capital outflows for purposes of the limitations of our share redemption program. For purposes of measuring our redemption capacity pursuant to our share redemption program, redemption requests received in a month are included in capital outflows on the last day of such month because that is the last day stockholders have rights in the Company and we redeemed $66 million of shares of common stock for the three months ended September 30, 2026.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company’s securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

3.2	Articles of Amendment. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 4, 2020.

3.3	Articles of Amendment (name change and designation of Class D shares). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 11, 2022.

3.4	Articles of Amendment (revised name of share classes). Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.5	Articles Supplementary (designation of new share classes). Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on August 6, 2024.

3.6	Sixth Amended and Restated Bylaws of Ares Industrial Real Estate Income Trust Inc. Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 14, 2023.

4.1	Fourth Amended and Restated Share Redemption Program, effective as of July 30, 2026. Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on August 7, 2026.

4.2	Sixth Amended and Restated Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on September 16, 2026.

4.3	Amended and Restated Private Distribution Reinvestment Plan. Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed with the SEC on September 16, 2026.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*	Consent of Altus Group U.S. Inc.

99.2	Net Asset Value Calculation and Valuation Procedures. Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on December 15, 2025.

101
The following materials from Ares Industrial Real Estate Income Trust Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, filed on November 12, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
____________________________________________________
*Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARES INDUSTRIAL REAL ESTATE INCOME TRUST INC.

November 12, 2026	By:	/s/ JEFFREY W. TAYLOR
Jeffrey W. Taylor Partner, Co-President (Principal Executive Officer)

November 12, 2026	By:	/s/ TAYLOR M. PAUL
Taylor M. Paul Managing Director, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)